Form 10-Q
period 2005-09-30
POKERTEK INC
filed 2005-11-25
CIK 1302177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-51572

PokerTek, Inc.

(Exact name of Registrant as specified in its charter)

North Carolina	61-1455265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1020 Crews Road, Suite J, Matthews, North Carolina 28106

(Address of principal executive offices)

704 849-0860

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of November 15, 2005, there were 9,243,020 shares of the Registrant’s common stock, no par value per share, outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

PokerTek, Inc.

Index

Part I.	Financial Information	3

Item 1.	Financial Statements	3

	Balance Sheets September 30, 2005 (unaudited) and December 31, 2004	3

	Condensed Statements of Operations - Three Months and Nine Months Ended September 30, 2005 and 2004, and the period from August 22, 2003 (date of inception) to September 30, 2005 (unaudited)	4-5

	Condensed Statements of Cash Flows - Nine Months Ended September 30, 2005 and 2004, and the period from August 22, 2003 (date of inception) to September 30, 2005 (unaudited)	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II.	Other Information	15

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		18

Part I. Financial Information

Item 1. Financial Statements

POKERTEK, INC.

CONDENSED BALANCE SHEETS

(A Development Stage Company)

	September 30, 2005	December 31, 2004
	unaudited
Assets
Current Assets
Cash and cash equivalents	$1,153,667	$1,322,871
Other receivables, net of allowance December 31, 2004 and September 30, 2005 $8,000	18,623	—
Offering Cost	261,984	—
Inventory	643,923	30,705

Total current assets	2,078,197	1,353,576

Other Assets
Security deposit	2,800	2,800

	2,080,997	1,356,376

Equipment, net of accumulated depreciation December 31, 2004 $306, September 30, 2005 $20,746	171,502	65,960

	$2,252,499	$1,422,336

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable and accrued expenses	$272,575	$14,770

Loans from stockholders	326,043	326,043

Stockholder’s Equity
Common stock, no par value per share; authorized 100,000,000 shares; shares issued and outstanding December 31, 2004 6,695,576, and September 30, 2005 7,234,270	—	—
Capital in excess of par value	5,096,383	2,072,335
Accumulated deficit during the development stage	(3,442,502)	(990,812)

Total stockholder’s equity	1,653,881	1,081,523

	$2,252,499	$1,422,336

See Notes to Condensed Financial Statements.

POKERTEK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(A Development Stage Company)

(unaudited)

	Three Months Ended
	September 30, 2005	September 30, 2004
Revenues:
Licensee Fee	$42,000	$—
Product Sales	5,360	—

Total revenues	47,360	—

Costs and operating expenses:
Cost of product sales	4,267	—
Selling, general and administrative	383,769	106,793
Research and development	532,166	73,394
Depreciation	13,813	—

	934,015	180,187

Operating loss	(886,655)	(180,187)

Non-operating income:
Interest income	15,504	1,656

	15,504	1,656

Net loss	$(871,151)	$(178,531)

Net Loss Per Common Share - Basic and Diluted:	$(0.12)	$(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted:	7,234,270	6,452,677

See	Notes to Condensed Financial Statements.

POKERTEK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(A Development Stage Company)

(unaudited)

	Nine Months Ended		Period from Aug 22, 2003 (date of inception) to September 30, 2005
	September 30, 2005	September 30, 2004
Revenues:
Licensee Fee	$42,000	$—	$42,000
Product Sales	5,360	—	5,360

Total revenues	47,360	—	47,360

Costs and operating expenses:
Cost of product sales	4,267	—	4,267
Selling, general and administrative	998,403	183,231	1,453,392
Research and development	1,509,083	124,552	2,050,641
Depreciation	20,440	—	20,746

	2,532,193	307,783	3,529,046

Operating loss	(2,484,833)	(307,783)	(3,529,046)

Non-operating income (expense):
Interest income	33,143	1,656	39,285
Interest (expense)	—	—	(101)

	33,143	1,656	39,184

Net loss	$(2,451,690)	$(306,127)	$(3,442,502)

Net Loss Per Common Share - Basic and Diluted:	$(0.35)	$(0.06)

Weighted Average Common Shares Outstanding - Basic and Diluted:	7,006,513	5,423,265

See	Notes to Condensed Financial Statements.

POKERTEK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(A Development Stage Company)

(unaudited)

	Nine Months Ended		Period from Aug 22, 2003 (date of inception) to September 30, 2005
	September 30, 2005	September 30, 2004
Cash Flows from Operating Activities
Net loss	$(2,451,690)	$(306,127)	$(3,442,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,440	—	20,746
Noncash compensation	18,135	—	29,406
Provision for other receivables	—	—	8,000
Changes in assets and liabilities:
Increase in security deposit	—	—	(2,800)
Increase in other receivables	(18,623)	(8,000)	(26,623)
Increase in offering cost	(261,984)	—	(261,984)
Increase in inventory	(613,218)	—	(643,923)
Increase (decrease) in accounts payable and accrued expenses	257,805	(4,212)	272,575

Net cash used in operating activities	(3,049,135)	(318,339)	(4,047,105)

Cash Flows from Investing Activities
Purchases of equipment	(125,982)	—	(192,248)

Net cash used in investing activities	(125,982)	—	(192,248)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	3,005,913	1,757,436	5,066,977
Loans from stockholders	—	245,091	326,043

Net cash provided by financing activities	3,005,913	2,002,527	5,393,020

Net increase (decrease) in cash and cash equivalents	(169,204)	1,684,188	1,153,667
Cash and cash equivalents:
Beginning	1,322,871	20,189	—

Ending	$1,153,667	$1,704,377	$1,153,667

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$—	$—	$(101)
Supplemental Schedule of Noncash Investing and Financing Activities
Services received in exchange for common stock	$—	$3,700	$3,700

See	Notes to Condensed Financial Statements.

POKERTEK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: PokerTek, Inc. (the “Company”) a development-stage company was formed on August 22, 2003 to develop and market the PokerPro™ system, an electronic poker table that provides a fully-automated poker-room environment, to tribal casinos, commercial casinos and card clubs. The Company also develops software, which can be used by casinos to gather certain data, track table games, and monitor player activity.

A summary of the Company’s significant accounting policies follows:

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto on pages F-1 to F-15 included in the Company’s prospectus dated October 14, 2005 (File No. 333-127181), filed with the Securities Exchange Commission (the “SEC”). In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at September 30, 2005, and the results of its operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

Revenue recognition. The Company generates revenue from licensing the rights to use the software necessary to operate the PokerPro™ system, from providing maintenance and support services to customers that license the PokerPro™ system, and from sales of equipment. Although initially the Company intends to lease the hardware components of the PokerPro™ system to customers under operating leases, in the future the Company may sell customers such components. The Company intends to recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (as amended by SOP No. 98-4 and SOP No. 98-9).

The Company intends to recognize revenue on sales of the PokerPro™ system, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, the PokerPro™ system is delivered and collectibility is reasonably assured. The Company intends to recognize revenue generated under operating leases when collectibility is reasonably assured. The Company anticipates that lease agreements will be based on either a fixed monthly fee or a pre-determined percentage of the monthly net win of each PokerPro™ system.

If multiple product deliverables are included under a sales or license agreement, the Company intends to allocate revenue to each product based upon their respective fair values against the total contract value and defer revenue recognition on those deliverables where the Company has not met all requirements of revenue recognition.

The Company intends to recognize revenue from maintenance and support services ratably over the term of the software support services agreement. The Company intends to recognize any revenues from professional services not essential to the customers’ use of the software under time-and-materials-based agreements as services are performed.

Cash and cash equivalents: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained cash balances with one financial institution, which at times throughout the year exceeds the Federally-insured amount and has not historically experienced any such losses.

Research and development: Research and development costs are charged to expense when incurred and are included in the condensed statement of operations, except when certain qualifying expenses are capitalized in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 86. As of September 30, 2005, no amounts had been capitalized.

Inventories: Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Offering costs: Offering costs consist principally of legal, accounting, and underwriting fees incurred through the balance sheet date that are related to the Company’s initial public offering which will reduce capital upon the receipt of proceeds.

Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The accounting for income taxes involves significant judgments and estimates and deals with complex tax regulations. The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods.

Earnings (loss) per share: The Company computes earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted-average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potential dilutive shares due to their anti-dilutive effect.

Equipment: Computer equipment is stated at cost and is depreciated by using the straight-line method over the estimated useful life of the asset, which ranges from 3-5 years.

Stock-based compensation: The Company accounts for its stock-based employee compensation awards in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under SFAS No. 123, the Company values stock options issued based upon the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and APB

Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the fair value method, compensation costs are measured using an option-pricing model and are amortized over the estimated life of the option, which is generally ten years, with option forfeitures accounted for at the time of the forfeiture, and all amounts are reflected net of tax.

Note 2. Merger

The Company was initially organized as a North Carolina corporation named “National Card Club Corporation,” and for a period of time, the Company owned a majority interest in an affiliate limited liability company called “PokerTek, LLC.” On July 27, 2004, National Card Club completed a merger with PokerTek, LLC by exchanging 1,200,000 shares of common stock of the surviving entity (PokerTek, Inc.) for the outstanding membership units of PokerTek, LLC. PokerTek, LLC had 1,020,000 membership units outstanding of which 820,000 were owned by National Card Club. The membership units owned by National Card Club were cancelled and all other equity interests in PokerTek, LLC were converted into common stock in PokerTek, Inc. as a result of the merger.

The assets acquired and liability assumed, which are summarized in the following paragraph, were recorded at the carrying value to PokerTek, LLC since PokerTek, LLC and the Company were under common control prior to the merger.

A summary of the assets acquired and liability assumed in connection with the merger of PokerTek, LLC is as follows:

Assets:
Cash	$185,000
Liabilities:
Loan from shareholder	$185,000

Since the Company and PokerTek, LLC were under common control prior to the merger, the financial statements have been restated as if the transaction had occurred on August 22, 2003. There was no operating activity in PokerTek, LLC prior to the merger.

Note 3. Inventory

Inventory consists of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(unaudited)
Product hardware	$643,923	$30,705

Note 4. Income Taxes and Change in Tax Status

For the period from August 22, 2003 (date of inception) to July 27, 2004, the Company, with the consent of its shareholders, elected to be taxed under sections of Federal and state income tax law that provide that, in lieu of corporation income taxes, the shareholders separately account for their pro rata shares of the Company’s income deductions, losses and credits. On July 27, 2004, the Company’s shareholders terminated this election effective July 28, 2004.

As a result of the July 27, 2004 termination, the Company has net operating loss carryforwards as of September 30, 2005 and December 31, 2004 in the amount of approximately $3,202,000 and $750,000, respectively. These carryforwards can be used to offset taxable income in future years, which expire through 2024.

Temporary differences between the financial statement carrying amount and tax bases of assets that give rise to significant portions of the deferred tax assets primarily related to the loss carryforwards.

Note 5. Commitments

The Company leases corporate offices under lease agreements for $8,500 per month with terms up to five years and requires the Company to pay property taxes, insurance and maintenance. The Company also leases certain office equipment under lease agreements with terms up to three years. The following is a schedule as of September 30, 2005 by year showing future minimum lease payments due under agreements with terms extending beyond one year:

Amount
As of September 30, 2005
2006	$104,718
2007	104,718
2008	103,359
2009	102,000
2010	59,500

$474,295

On January 28, 2005, the Company entered into a non-exclusive licensing agreement with a vendor whereby the Company is required to pay the vendor for software licenses used in conjunction with the Company’s product.

The Company has entered into employment agreements with certain officers that include base salaries and certain benefits. These agreements have terms ranging from two to four years.

Note 6. Loans from Shareholders

On June 10, 2004, the Company executed an unsecured promissory note (“Note”) with WPT Enterprises, Inc. (“WPT”) for $185,090. In consideration for the Note given to the Company, the Company issued 1,080,000 shares of common stock to WPT. The fair value of the common stock computed at the time of issue was nominal. The note had an outstanding balance of $185,090 as of September 30, 2005 and December 31, 2004. In addition, as part of the transaction with WPT, the Company received a 10-year royalty-free license to use the “World Poker Tour” name and related logo and trademark in the United States within the commercial poker table market.

Also included in loans from shareholders are various non-interest bearing loans from shareholders in connection with the initial start-up of the Company. These loans have no scheduled maturity date. The aggregate outstanding amount of these non-interest bearing loans totaled $140,953 as of September 30, 2005 and December 31, 2004.

Note 7. Shareholder’s Equity

Private Placements: On July 29, 2004, the Company completed a private placement offering whereby the Company issued 770,576 shares of common stock for $2.67 each. The Company raised approximately $2,057,400 in gross proceeds relating to this offering. The shares issued in conjunction with the private placement are subject to various restrictions based on the shareholders agreement.

On April 26, 2005, the Company completed a second private placement offering whereby the Company issued 538,694 shares of common stock. The gross proceeds from the private placement offering were $3,005,913. The shares issued in conjunction with the private placement are subject to various restrictions based on the shareholders agreement.

Initial Public Offering: On July 29, 2005, the Company’s Board of Directors approved the sale of 2,300,000 shares of common stock in the public market.

Stock Incentive Plan: In 2004, the Company’s Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for the issuance of up to 825,000 shares of common stock to the Company’s employees, directors and designated independent contractors. On July 29, 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the issuance of up to 812,500 shares of common stock, plus up to 812,500 shares that were subject to outstanding awards under the 2004 Plan as of the effective date of the 2005 Plan that cease for any reason to be subject to such awards, up to a maximum of 1,625,000 shares of common stock. At September 30, 2005, and December 31, 2004, options to purchase 977,750 and 471,500 shares of common stock, respectively, had been granted to certain directors, officers, employees and independent contractors of the Company. The value of the options granted is being charged to expense over the service period or vesting period, as appropriate. The amount of related expense is calculated using the Black-Scholes option pricing model and recognized in the nine months ended September 30, 2005 was $18,135.

The following table summarizes information concerning options outstanding and options exercisable as of September 30, 2005 (unaudited):

	Outstanding			Exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$0.01-$11	977,750	9.26	$4.39	216,825	$2.67

On the date of grant using the Black-Scholes option-pricing model, the following assumptions were used to estimate the grant-date fair value of the options in the periods indicated:

	September 30, 2005	December 31, 2004
	(unaudited)
Risk-free interest rate (weighted average)	3.09%	3.40%
Expected volatility	0%	0%
Expected dividend yield	0%	0%
Expected life (years)	5.00	3.50

Note 8. Subsequent Event

On October 14, 2005, the SEC declared effective a registration statement of the Company that registered the offer and sale of up to 2,000,000 shares of the Company’s common stock, at $11.00 per share, in the Company’s initial public offering and an additional 300,000 shares of the Company’s common stock that may be sold if the underwriter involved in the offering exercises its over-allotment option. The Company’s common stock was approved for trading on the Nasdaq National Market System and began trading on October 14, 2005. The initial closing of the offering, at which the Company sold 2,000,000 shares of common stock, occurred on October 19, 2005, with the Company receiving proceeds of approximately $19.5 million, net of estimated offering expenses and underwriting discounts. On November 23, 2005, the underwriter gave notice to exercise its over-allotment option to acquire an additional 225,000 shares of common stock, resulting in additional net proceeds of $2.2 million to the Company

Following is summarized pro forma balance sheet data as of September 30, 2005. This data has been adjusted to reflect the offering at the initial public offering price of $11.00 per share of common stock.

Balance Sheet Data Reflecting IPO:

	December 31, 2004	September 30, 2005
		Actual	Pro Forma
		(unaudited)
Current Assets	$1,353,576	$2,078,197	$23,554,644
Total Assets	1,422,336	2,252,499	23,728,946
Long-Term Debt	326,043	326,043	—
Current Liabilities	14,770	272,575	272,575
Stockholders Equity	1,081,523	1,653,881	23,456,371

The Long-Term Debt was loans payable to the corporate predecessor of WPT Enterprises, Inc. in the amount of $185,090; and from shareholders in connection with the initial start-up of the Company in the amount of $140,953. The Company repaid all amounts owed under these loans on October 12, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements sometimes include the words “may,” “will,” “estimate,” “intend,” “continue,” “expect,” or “ anticipate,” and other similar words. Statements expressing expectations regarding the Company’s future (including pending gaming and patent approvals) and projections relating to products, sales, revenues and earnings are typical of such statements.

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. The Company’s actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of the Company’s products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of privileged operating licenses by governmental authorities, competitive pressures and general economic conditions, and the Company’s financial condition and debt service obligations.

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that the Company makes in this and other reports that discuss factors germane to the Company’s business.

Overview

The Company was formed to develop and market the PokerPro™ system, an electronic poker table that provides a fully-automated poker-room environment, to tribal casinos, commercial casinos and card clubs. The PokerPro™ system is designed to increase casino revenue and security while helping to reduce the labor costs associated with poker rooms. The Company’s testing of the PokerPro™ system has shown that by eliminating a live dealer, more hands of poker can be played in a given amount of time, increasing revenue. In addition, the elimination of a live dealer allows casinos and card clubs to avoid the labor costs of using a live dealer to operate a poker table. The PokerPro™ system is also designed to improve players’ gaming experience by eliminating dealer and player mistakes, eliminating the need for dealer tipping and by providing players with automated game information not available at poker tables operated by live dealers, such as chip stack calculation, pot calculation and the ability to view previous hands played.

Results of Operations for the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Revenues and cost of revenues: The Company generates revenue from licensing the rights to use the software necessary to operate the PokerPro™ system, from providing maintenance and support services to customers that license the PokerPro™ system, and from sales of equipment. Effective September 1, 2005, the Company entered into a definitive agreement with the Seminole Tribe of Florida pursuant to which the Company granted the tribe a non-exclusive, non-transferable license to operate three PokerPro™ systems at the Seminole Hard Rock Hotel and Casino in Hollywood, Florida. The agreement with the Seminole Tribe of Florida was entered into on a month-to-month basis. Revenue from licensee fees was $42,000 along with $5,360 in equipment sales during the third quarter of 2005, compared to $0 in revenue for the same period in 2004. Cost of revenue from equipment sales during the third quarter of 2005 was $4,267 compared to $0 during the third quarter of 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $276,976 to $383,769 during the third quarter of 2005, from $106,793 during same period in 2004. This increase was primarily the result of the addition of personnel and infrastructure to support the Company’s growth strategy.

Research and Development Expenses. Research and development expenses increased by $458,772 to $532,166 during the third quarter of 2005, from $73,394 during the third quarter of 2004. The increase was primarily the result of expenses incurred in the continued improvements and enhancements of the PokerPro™ system.

Depreciation. Depreciation increased from $0 for the third quarter of 2004 to $13,813 for the third quarter of 2005. This increase was related to PokerPro™ systems installed during the third quarter of 2005 and equipment capitalized in the fourth quarter of 2004.

Net Interest Income. Net interest income increased from $1,656 for the third quarter of 2004 to $15,504 for the third quarter of 2005. The net interest income relates to the interest earned from additional cash and cash equivalents.

Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Revenues and cost of revenues: Effective September 1, 2005, the Company entered into a definitive agreement with the Seminole Tribe of Florida pursuant to which the Company granted the tribe a non-exclusive, non-transferable license to operate three PokerPro™ systems at the Seminole Hard Rock Hotel and Casino in Hollywood, Florida. The agreement with the Seminole Tribe of Florida was entered into on a month-to-month basis. Revenue from licensee fees was $42,000 along with $5,360 in equipment sales during the nine months ended September 30, 2005, compared to $0 in revenue for the same period in 2004. Cost of revenue from equipment sales during the nine months ended September 30, 2005 was $4,267 compared to $0 during the same period of 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $815,172 to $998,403 during the nine months ended September 30, 2005, from $183,231 during same period in 2004. This increase was primarily the result of the addition of personnel and infrastructure to support the Company’s growth strategy.

Research and Development Expenses. Research and development expenses increased by $1,384,531 to $1,509,083 during the nine months ended September 30, 2005, from $124,552 during the nine months ended September 30, 2004. The increase was the result of a significant increase in research and development activity related to the PokerPro™ system.

Depreciation. Depreciation increased from $0 for the period for the nine months ended September 30, 2004, to $20,440 for the nine months ended September 30, 2005. This increase was related to PokerPro™ systems installed during the third quarter of 2005 and equipment capitalized in the fourth quarter of 2004.

Net Interest Income. Net interest income increased from $1,656 for the nine months ended September 30, 2004 to $33,143 for the nine months ended September 30, 2005. The interest income relates to the interest earned from additional cash and cash equivalents.

Liquidity and Capital Resources

Since the Company’s inception, it has funded its startup costs, operating costs and capital expenditures through loans from its principals and from issuances of its common stock. As of October 12, 2005, the Company had repaid all such loans.

For the nine months ended September 30, 2005, the Company incurred a net loss of $2,451,690 and used $3,049,135 of cash in operating activities. At September 30, 2005, the Company had an accumulated deficit of $3,442,502. The generation of cash flow sufficient to meet the Company’s cash needs depends on the continued development of the PokerPro™ system and obtaining the regulatory approvals required to lease and license it and successfully market it to tribal casinos, card clubs and commercial casinos.

The Company anticipates that its cash requirements to be approximately $500,000 to $750,000 per month as a result of its expected growth and the need to manufacture PokerPro™ systems to meet anticipated demand.

On October 14, 2005, the SEC declared effective a registration statement of the Company that registered the offer and sale of up to 2,000,000 shares of the Company’s common stock, at $11.00 per share, in the Company’s initial public offering and an additional 300,000 shares of the Company’s common stock that may be sold if the underwriter involved in the offering exercises its over-allotment option. The Company’s common stock was approved for trading on the Nasdaq National Market System and began trading on October 14, 2005. The initial closing of the offering, at which the Company sold 2,000,000 shares of common stock, occurred on October 19, 2005, with the Company receiving proceeds of approximately $19.5 million, net of estimated offering expenses and underwriting discounts. On November 23, 2005, the underwriter gave notice to exercise its over-allotment option to acquire an additional 225,000 shares of common stock, resulting in additional net proceeds of $2.2 million to the Company

Based on the Company’s cash flow projections, it expects that the proceeds of the offering and anticipated revenues will be sufficient to support its operations for at least 12 months and into the foreseeable future. If sales of the PokerPro™ system do not meet the Company’s projections or the Company’s expenses exceed its expectations, then it may need to raise additional funds through additional public or private offerings of its securities or through a credit facility. In such event, if the Company is unable to secure additional funds on a timely basis or at all, the Company’s financial condition would be adversely affected.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments are limited to cash and cash equivalents. The Company’s main investment objective is the preservation of capital. The Company does not use derivative instruments for speculative or investment purposes. The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2005, the carrying value of the Company’s cash and cash equivalents approximated fair value. The Company may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2005, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information that the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company is not currently a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business. The holder of U.S. Patent No. 6,626,757 has contacted the Company alleging that the PokerPro™ system, by using certain technology that allows only one poker player at a time to make a wager, may infringe upon that patent. Based upon investigation by the Company and its patent counsel, the Company believes the portion of the patent on which the patent holder’s claims rely is invalid due to the existence of prior art and that the PokerPro™ system does not infringe upon any valid portion of the patent. In the event of a formal claim by the patent holder, the Company intends to vigorously defend against it.

Item 2. Unregistered Sale of Equity Services and Use of Proceeds

Unregistered Sales of Equity Securities

From July 1, 2005 through September 30, 2005, the Company issued to its Directors, officers, employees and independent contractors options to purchase an aggregate of 196,500 shares of common stock pursuant to the Company’s 2004 Stock Incentive Plan and 2005 Stock Incentive Plan. The issuances of these options were deemed to be exempt from registration under the Securities Act pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

Use of Proceeds

The SEC declared the Company’s registration statement filed on Form S–1 under the Securities Act (File No. 333–127181) effective on October 13, 2005, in connection with the initial public offering of the Company’s common stock, no par value per share. The underwriter for the offering was Feltl and Company.

The Company’s initial public offering commenced on October 14, 2005. The 2,000,000 shares of common stock that were sold in the offering were sold to the public at a price of $11.00 per share. In addition, the Company granted Feltl and Company an option to purchase an additional 300,000 shares of common stock to cover over-allotments, if any. This option expires on November 27, 2005. On November 23, 2005, the underwriter gave notice to exercise its over-allotment option to acquire an additional 225,000 shares of common stock. All of the shares of common stock were sold by the Company and there were no selling shareholders in the offering. The offering has not yet terminated.

The aggregate gross proceeds from the shares of common stock sold were $24,475,000. The aggregate net proceeds to the Company were approximately $21,802,490, after deducting $1,713,250 in underwriting discounts and commissions and $959,260 in other costs incurred in connection with the offering. Included in the $959,260 of other costs was a reimbursement of approximately $41,000 of expenses paid to Lakes Entertainment, Inc., for which Lyle Berman, the Chairman of the Company’s Board of Directors, serves as Chairman and Chief Executive Officer. No other fees or expenses were paid, directly or indirectly, to any of the Company’s Directors, officers, their respective associates, 10% shareholders or affiliates. Other than for the payment of the expenses described above and working capital, the Company has not spent any of the net proceeds from the initial public offering.

Item 4. Submission of Matters to a Vote of Security Holders

On July 29, 2005, certain of the Company’s shareholders took action by written consent in lieu of a special meeting of the shareholders. Pursuant to such consent, such shareholders approved the following matters in connection with the Company’s initial public offering: (a) the amendment and restatement of the Company’s Articles of Incorporation to implement certain changes with respect to the Company’s capital stock structure and to provide for increases to the Company’s authorized capital stock, (b) the amendment and restatement of the Company’s Bylaws to provide for certain changes consistent with the Company becoming a public company, (c) the adoption of the Company’s 2005 Stock Incentive Plan and the amendment and restatement of the Company’s 2004 Stock Incentive Plan. Out of the 7,234,270 shares of common stock outstanding on the effective date of such action by written consent, holders of 5,014,000 shares of common stock consented to the taking of such action.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-127181)).

3.2	Amended and Restated Bylaws of (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-127181)).

10.1

Trademark Application Rights Assignment among the Registrant, James Crawford and Gehrig H. White dated July 13, 2005 (incorporated by reference from Exhibit 10.5 to the Registrant’s Registration Statement on

Form S-1 (No. 333-127181)).

10.2	PokerTek, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-127181)).

10.3	Form of Stock Option Agreement for PokerTek, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (No. 333-127181)).

10.4	Amendment to Key Employee Agreement between the Registrant and Christopher Daniels effective July 1, 2005 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-127181)).

10.5	Amendment to Key Employee Agreement between the Registrant and Hal Shinn effective July 1, 2005 (incorporated by reference from Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-127181)).

10.6	PokerPro Software Licensing Agreement between the Registrant and Seminole Tribe of Florida dated September 1, 2005 (incorporated by reference from Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 333-127181)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PokerTek, Inc.

Date: November 25, 2005	/s/ Chris Daniels
Chris Daniels
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Officer)