Form 10-K
period 2005-12-31
POKERTEK INC
filed 2006-03-16
CIK 1302177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2005

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to __________

Commission File Number: 000-51572

______________

PokerTek, Inc.

(Exact name of Registrant as specified in its charter)

______________

North Carolina	61-1455265
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1020 Crews Road, Suite J

Matthews, North Carolina 28106

(Address of Principal Executive Offices) (Zip Code)

(704) 849-0860

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Common Stock, No Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of December 31, 2005 was $31,517,097. This date was used because the registrant’s common stock was not publicly traded at the end of its most recently completed second fiscal quarter.

On March 10, 2006, there were 9,472,020 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of our Proxy Statement for the 2006 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Overview

We were formed to develop and market the PokerPro™ system, an electronic poker table that provides a fully-automated poker-room environment, to tribal casinos, commercial casinos and card clubs. Poker is one of several card games in which two or more players strategically bet against each other. Many casinos and “card clubs” operate poker rooms that typically consist of tables at which up to 10 players play any of several types of poker against the other players at the table. A dealer employed by the casino or card club is responsible for dealing cards, calculating bets, collecting the “rake”, which is the amount the casino or card club charges for each hand of poker, and distributing payouts. Unlike most other games played at a casino, where the casino may win the full amount of a player’s bet, the casino or card club’s revenue from the poker room is limited to the rake.

Poker’s popularity has surged in recent years. The American Gaming Association reports that based on a 2005 poll, the number of American adults who have played poker in the past 12 months has increased by more than 50% compared to the same poll taken in 2004. However, because the poker room’s revenue is limited to the rake and because of the labor costs associated with using live dealers at each poker table, operating a poker room at a casino or card club is currently less profitable than other forms of gaming offered in a casino or card club. As a result, expanding or in some cases continuing the allocation of floor space to the poker room to support the potential influx of new customers is a difficult economic decision.

The PokerPro™ system is designed to increase casino revenue while helping to reduce the labor costs associated with poker rooms. Our testing of the PokerPro™ system has shown that by eliminating a live dealer, more hands of poker can be played in a given amount of time, thereby increasing revenue generated by the rake. In addition, the elimination of a live dealer allows casinos and card clubs to avoid the labor costs of using a live dealer to operate a poker table. The PokerPro™ system is also designed to improve players’ gaming experience by eliminating dealer and player mistakes, eliminating the need for dealer tipping and by providing players with automated game information not available at poker tables operated by live dealers. We have also designed the PokerPro™ system to increase security in casinos by eliminating the potential for collusion between a player and a live dealer. In addition, because the PokerPro™ system provides automated information on bets placed and hands played that is not available with tables operated by live dealers, we believe it will increase security by assisting casinos in identifying potential collusion between players.

We are currently registered as an approved vendor to distribute our PokerPro™ system to the six casinos located on the tribal property of the Seminole Tribe of Florida. On May 24, 2005, we installed one PokerPro™ system at the Seminole Hard Rock Hotel and Casino in Hollywood, Florida on a trial basis in order to evaluate the performance of the PokerPro™ system. Based on the results of this trial period, the Seminole Tribe of Florida requested that we install a second table on a trial basis, which we did on June 15, 2005. Based on this trial period, we installed two additional PokerPro™ systems for testing at the Seminole Hard Rock Hotel and Casino in Tampa, Florida. In July 2005, the Seminole Tribe of Florida began paying us $6,000 per month for each PokerPro™ system table installed pursuant to an informal month-to-month agreement pending negotiation of a more definitive agreement. Effective September 1, 2005, we entered into a definitive agreement with the Seminole Tribe of Florida pursuant to which we granted the tribe a non-exclusive, non-transferable license to operate three PokerPro™ systems at the Seminole Hard Rock Hotel and Casino in Hollywood, Florida. Our agreement with the Seminole Tribe of Florida was entered into on a month-to-month basis. For the fiscal year ended December 31, 2005, all of our revenue was generated from the sale or license of the PokerPro™ system. We received approximately $125,000 in operating revenue from the Seminole Tribe of Florida during 2005. We have also entered into a similar agreement with the Chickasaw Tribe of Oklahoma and received approximately $150,000 in operating revenue during 2005. Additional information regarding our revenues during the year ended December 31, 2005 is contained in Item 8 of this report.

Other than with respect to our aforementioned agreements, we expect to generate revenue from licensing the rights to use the software necessary to operate the PokerPro™ system and from providing maintenance and support services to customers that license the PokerPro™ system. We expect to derive between 5% and 10% of our revenue from such maintenance and support services. Initially, we intend to license the PokerPro™ system to customers because we believe it will be easier for us to gain entry to our target markets if our customers in such markets are not required to commit significant resources in order to install and evaluate the PokerPro™ system. However, as the PokerPro™ system gains market acceptance, we may sell customers such components.

We were founded on August 22, 2003, by Gehrig H. “Lou” White, James T. Crawford and Arthur Lee Lomax. We were initially organized as a North Carolina corporation named National Card Club Corporation. From March 19, 2004 through July 27, 2004, we owned a majority interest in an affiliated limited liability company called PokerTek, LLC. On July 27, 2004, PokerTek, LLC merged with and into National Card Club Corporation and each member of PokerTek, LLC received six shares of our common stock for each unit of limited liability membership interest in PokerTek, LLC held by such member. The units of limited liability membership interest held by us immediately before the merger were cancelled. Simultaneous with this merger, we changed our name to PokerTek, Inc.

We have determined that we have one reportable business segment based on how resources are allocated and operating decisions are made. Management evaluates performance and allocates  resources  based on  operating  profit or loss.

Overview of the PokerPro™ System

The PokerPro™ system is an advanced poker table with electronic components that allows players to play against other players in the same poker game at the same poker table using electronic cards and chips. Each table, which has the look of a traditional poker table, has 10 player positions. Each player position has a touch screen monitor for the player to view cards, remaining chips and other game information, such as hands previously played by the player. The player also uses the touch screen monitor to input game decisions, such as betting, checking and folding. There is a 40” LCD video screen in the center of the table that displays chips bet by each player and “community” cards dealt, as well as other game information. Instead of a live dealer, electronic cards are dealt to the players by a central server that is physically separate from the poker table. The PokerPro™ system currently allows players to play limit and no-limit Texas Hold ‘em in both ring/cash games and single table tournaments. We are in the process of designing improvements to the PokerPro™ system to allow other varieties of poker to be played, such as Omaha and Stud, as well as multi-table tournaments. Poker games offered by the PokerPro™ system are designed to be played in accordance with the same rules that apply to any live poker game, including any applicable pot and wager limitations.

In addition to the PokerPro™ table, the PokerPro™ system consists of a Cage Manager, which is an automated system that creates and maintains player accounts and transacts cash-in and cash-out functions. A player who wants to play on the PokerPro™ system will first establish an account with the Cage Manager and receive an account card. If a table position is open and available, the player can insert the account card into the PokerPro™ table and begin playing. If the tables are full, the player can sign up at a staffed waiting list station to reserve the next available position. The waiting list display indicates where a player is in the queue and, when a position becomes available, directs the player to the appropriate table. The PokerPro™ system’s administrative tools are designed to allow casino management to stop, start and monitor the poker games in progress and to change the type of poker being played, the betting limits and the number of players required to start a poker game. The administrative tools are also designed to track statistics about game play and specific players, such as the number of games being played per hour and the average pot size of each game. We have filed applications for numerous patents covering various aspects of the PokerPro™ system.

Our License from WPT Enterprises, Inc.

WPT Enterprises, Inc., which operates the World Poker Tour, made a strategic loan of $185,090 to our former affiliate PokerTek, LLC and in connection with such loan, granted PokerTek, LLC an exclusive, 10-year, royalty-free, non-sublicensable license to use the “World Poker Tour” name and related logo and trademark in connection with the lease, sale or distribution in the United States of tables featuring automated live poker games and tournaments to casinos, card rooms, and other commercial poker venues. WPT may terminate the license it has granted us in the event we breach any material term of the license, we fail to adhere to WPT’s style guide for its logos and trademarks or if we become subject to voluntary bankruptcy proceedings or involuntary bankruptcy proceedings that are not dismissed within 30 days. We obtained the rights in this license when PokerTek, LLC merged into us in July 2004. The loan was repaid in full on October 12, 2005.

Market Opportunities for Poker-Related Entertainment

Consumer spending on poker increased dramatically in 2004. The American Gaming Association reported that in Nevada and New Jersey, the only states that track poker revenue, poker players spent $151.7 million on organized poker in 2004, a 45% increase over 2003. According to Casino City Press, as of February 28, 2006, there were approximately 5,000 poker tables operating in the United States and close to 2,000 outside the United States. Each market segment will present varying degrees of opportunity and operates under different regulatory guidelines.

We intend to market the PokerPro™ system to four distinct market segments:

•

tribal casinos (approximately 1,750 tables);

•

card clubs (approximately 1,200 tables);

•

commercial casinos (approximately 1,720 tables); and

•

international casinos (approximately 2,000 tables).

We intend to establish the PokerPro™ system in tribal casinos first, as the regulatory requirements for manufacturing and distributing gaming machines to tribal casinos are the least burdensome. We then intend to seek regulatory approval within the card club and commercial casino market segments.

Regulatory approval for commercial casinos could take up to 24 months or longer. We intend to offer the PokerPro™ system to commercial casinos immediately upon regulatory approval in each state. The international market is much more complex from a regulatory standpoint. Regarding the international market, on January 20, 2006, PokerTek, Inc. entered into an international distribution rights agreement with Aristocrat International Pty. Limited and its affiliates. Aristocrat International Pty. Limited is a wholly owned subsidiary and affiliate of Aristocrat Leisure Limited, a leading global provider of gaming solutions that focuses primarily on video slot machines, progressive systems and casino management systems. The distribution agreement provides Aristocrat with the sole and exclusive right to globally (excluding the United States and Canada) distribute, market, enter into license agreements and, under certain circumstances, manufacture our PokerPro™ system, in return for Aristocrat’s payment to us of a portion of the license fees received by Aristocrat from each customer in connection with Aristocrat’s licensing of the PokerPro™ system. Among other things, we will, at our own expense, provide Aristocrat with the necessary training to install, operate, maintain and service the PokerPro™ system and obtain and maintain all current approvals of appropriate regulators in existence on the date of the distribution agreement. We entered into the agreement with Aristocrat because we believe that Aristocrat’s global reach to over 55 countries could broaden and hasten the acceptance of the PokerPro™ system.

Market Segments

Tribal Casinos. According to the Tribal Court Clearinghouse, of the 562 Federally-recognized Native American tribes, 224 were engaged in gaming, operating 354 gaming operations in 28 states. We have entered into a definitive agreement with the Seminole Tribe of Florida to license the PokerPro™ system. We currently have two PokerPro™ systems at the Seminole Tribe of Florida’s Hard Rock Hotel and Casino in Hollywood, Florida and two PokerPro™ systems at the Seminole Hard Rock Hotel and Casino in Tampa, Florida. We currently have 16 PokerPro™ systems at four casinos in Oklahoma operated by the Chickasaw Nation (four each at the Chisholm Trail, Texoma, Treasure Valley, and Winstar casinos). We have submitted an application seeking approval for the PokerPro™ system to the Connecticut Division of Special Revenue, which regulates gaming activity in Connecticut. We have also prepared and submitted approval applications to the Iowa Tribe of Oklahoma and have retained counsel in Louisiana, Mississippi, and Washington to assist in the application process to have PokerTek and PokerPro™ approved for tribal casinos in those jurisdictions.

We have also submitted the PokerPro™ system for certification by Gaming Laboratories International, Inc. (“GLI”), whose certification is necessary before we may install the PokerPro™ system in certain tribal casinos. GLI certification will allow us to market and distribute the PokerPro™ system to a majority of the tribal casinos in the United States where poker is allowed without any further product certification, since GLI has contracts with the majority of tribal casinos for product testing. In addition to GLI certification, we will also need to become certified as a gaming supplier with each tribal casino.

Card Clubs. In addition to poker tables either in commercial or tribal casinos, several states such as California, Washington, North Dakota, Minnesota and Montana have card clubs that specialize in poker. California and

Washington are the two largest card club markets. According to Casino City Press, as of February 28, 2006, California is the largest card club market in the United States, with 75 card clubs operating a total of almost 1,000 tables, and card clubs located in Washington state operate more than 200 tables. PokerTek has submitted an application to California and retained counsel in Washington to assist in the application process to have PokerTek and PokerPro™ approved for use by card clubs in those jurisdictions.

Commercial Casinos. The commercial casino segment of the poker market is the most mature and is almost as large as the tribal casino segment. The American Gaming Association reported that there were 445 casinos operating in the 11 states that offered legalized gaming in 2004. The largest markets for commercial casinos were Nevada, which in 2004 had 258 casinos, and New Jersey, which in 2004 had 12 casinos. According to Casino City Press, as of February 28, 2006, commercial casinos operated approximately 1,722 poker tables in the United States. PokerTek has submitted its applications seeking approval for the PokerPro™ system to the appropriate regulatory bodies in Mississippi, Nevada and New Jersey and has retained counsel in Louisiana to assist with the application approval process.

Geographic Financial Information

To date, we have generated all of our revenues in the United States and all our long-lived assets are located in the United States.

Competition

The market for gaming devices is mature and characterized by numerous competitors that develop and license proprietary table games. We are not aware of any other company working on a product similar to the PokerPro™ system. However, we expect that if we are successful in establishing market acceptance of the PokerPro™ system, we will attract competitive forces into the market. We expect that such competition may come from established manufacturers of gaming devices as well as newer companies. We anticipate that those potential competitors that are established manufacturers of gaming devices will have widespread brand recognition, substantially greater resources and marketing capabilities than we have and some, if not all, of the regulatory approvals that would be required to market and sell automated poker tables in our target markets. If we are unable to compete successfully against such potential competitors, we may be unable to establish market acceptance for the PokerPro™ system, which could prevent us from achieving or sustaining profitability.

We will compete with poker tables using live dealers and other gaming and entertainment products within casinos and card clubs, including slot games, roulette, craps, sportsbook, keno, public domain table games such as blackjack, and other live and automated table games. In addition, we also expect to compete with Internet poker websites and other forms of Internet gaming.

We will compete to gain and expand market acceptance of the PokerPro™ system among owners and operators of casinos and card clubs as well as among poker players. The bases on which we will compete will differ between these two groups. We expect to compete for space on a casino’s or card club’s floor principally on the bases of revenue generation, cost savings, relationships with owners and operators of such casinos and card clubs and costs associated with switching from existing gaming devices. We expect to compete to attract and retain poker players principally on the bases of ease of play, speed of play, product functionality and costs associated with play.

Research and Development

Our research and development efforts to date have been solely focused on the development of the PokerPro™ system. Our research and development expenses were $2,287,795 during the fiscal year ended December 31, 2005, $476,583 during the fiscal year ended December 31, 2004, and $64,975 during the period from August 22, 2003 to December 31, 2003. The PokerPro™ system currently allows players to play limit and no-limit Texas Hold’em in both ring/cash games and single table tournaments. We are in the process of designing improvements to the PokerPro™ system that allow other varieties of poker to be played and to add other functions that are currently unavailable in the PokerPro™ system, such as multi-table tournaments, or in other gaming technologies. We also may develop other related gaming technologies that are designed to benefit casinos or card clubs in the operation of their poker rooms.

Description of Owned Intellectual Property

We currently have applications for approximately 30 patents pending before the U.S. Patent and Trademark Office which relate to various aspects of the PokerPro™ system. However, patent applications can take many years to issue and we can provide no assurance that any of these patents will be issued at all. As we continue to develop new technology, we may file patent applications with respect to such technology. Although initiating and maintaining suits against third parties for infringement of intellectual property rights will likely require substantial financial resources, we intend to aggressively pursue anyone we reasonably believe is infringing upon our intellectual property rights. We have also registered the www.pokertek.com Internet domain name.

Gehrig “Lou” White, our Chief Executive Officer, and James Crawford, our President and Secretary, have jointly filed an application with the U.S. Patent and Trademark Office to register the “PokerPro” trademark. The application is pending. They have assigned us their rights in this application and have agreed to assign us the trademark when the trademark is registered by the U.S. Patent and Trademark Office.

Gaming Regulations and Licensing

Regulatory Overview. Generally, the manufacture, sale and use of gambling devices is subject to extensive Federal, state, local and tribal regulation. In order to sell and distribute the PokerPro™ system to our target markets, we and our customers must comply with the applicable regulations of each jurisdiction in which we operate. We expect it to take 24 months or longer to obtain regulatory approval in some jurisdictions. Because the PokerPro™ system represents a new and innovative technology, it is impossible for us to accurately determine how the various regulatory authorities will view its sale and use, or how long it will take to obtain any required approvals or licenses. It is possible that the approval of the PokerPro™ system will take much longer than we expect or that the PokerPro™ system will not be approved in the jurisdictions where we intend to operate, in which case we will be unable to generate revenues in such jurisdictions. The laws and regulations of the jurisdictions in which we intend to operate are subject to amendment and reinterpretation from time to time, and therefore it is possible that even if the PokerPro™ system is approved at one time, its use may be restricted, conditioned or prohibited in the future.

Initially, we intend to market the PokerPro™ system to tribal casinos nationally and to card clubs located in California and Washington. Eventually, we plan to market the PokerPro™ system to commercial casinos located in Nevada and to other potential customers both in the United States and internationally. We have currently submitted applications seeking the approval of the PokerPro™ system to the Seminole Tribe of Florida, the Chickasaw Nation of Oklahoma, the Connecticut Division of Special Revenue, the New Jersey Casino Control Commission, Loto-Quebec, the California Gaming Control Commission, the Mississippi Gaming Commission, the Nevada Gaming Control Board, and the Iowa Tribe of Oklahoma. The Seminole Tribe of Florida, which operates six casinos in Florida, has registered the PokerPro™ system for use in its casinos, based on its classification of the PokerPro™ system as a “Class II” gaming device. The Chickasaw Nation has also granted us a license to market and sell the PokerPro™ system for use in the 11 casinos it operates in Oklahoma. Other than the determination by the Seminole Tribe of Florida, we are not aware of any court or regulatory body that has considered how an electronic poker table like the PokerPro™ system should be classified. Internationally we will be relying on the distribution agreement entered into with Aristocrat, one of the largest gaming companies in the world.

At the Federal level, gaming devices are governed by the Federal Gambling Devices Act of 1962 (the “Johnson Act”) and the Indian Regulatory Gaming Act of 1988 (the “IGRA”). The Johnson Act generally prohibits the transportation of a gambling device from one state to another unless the receiving state has legalized the use of the gambling device. The Johnson Act also generally requires registration for manufacturers of gaming devices.

Enacted in 1988, the IGRA provides a statutory basis for Native American tribes to operate certain gaming activities, depending on how a particular game is classified and whether the laws of the state where the Native American tribe is located allow or prohibit the particular game. Gaming on Native American lands is also governed by the National Indian Gaming Commission (the “NIGC”), which promulgates regulations to enforce certain aspects of the IGRA.

Some states prohibit playing poker or gambling in any form. We will not sell or distribute the PokerPro™ system in these states or to Native American tribes located in these states.

The following is a brief description of the material regulations that may apply to us in some of the jurisdictions in which we intend to market and sell the PokerPro™ system.

Tribal Casinos. Gaming on tribal lands is governed by the IGRA, the NIGC, specific tribal ordinances and regulations and, in some instances, agreements between Native American tribes and their respective states, referred to under the IGRA as a tribal-state compact. The IGRA divides tribal gaming into categories: Class I, Class II and Class III. Class I gaming includes traditional Native American social and ceremonial games, and is regulated only by the tribes.

Class II gaming includes bingo and certain card games such as poker, so long as the card game is not prohibited by the laws of the state where the tribe is located, the card game is played somewhere in the state, and the playing of the card game conforms to any applicable state law. Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video lottery games, slot machines, most table games and keno.

Based on our understanding of classification under IGRA, we believe that the PokerPro™ system will qualify as a permissible aid to Class II gaming and that tribal casinos that are located in states where poker is either expressly permitted or not expressly prohibited (so long as poker is being played somewhere in the state) will be legally entitled to use the PokerPro™ system, provided they otherwise comply with the IGRA, NIGC regulations and any applicable tribal regulations.

Before using the PokerPro™ system, a tribal casino may require a legal opinion stating that the device falls within the Class II category. The casino may also seek an advisory opinion from the NIGC. It may be difficult or expensive to obtain the necessary favorable legal or advisory opinions and we may not be able to obtain such opinions at all. Although NIGC opinions are only advisory and not binding upon a court of law, an adverse opinion by the NIGC would severely impact our ability to sell the PokerPro™ system to tribal casinos.

Many tribal casinos require devices such as the PokerPro™ system be approved by GLI before the casino will agree to use it. We have submitted the PokerPro™ system for certification to GLI. To become certified, the GLI must determine that the PokerPro™ system meets certain specified technical standards. In addition to GLI certification, we must also become approved as a gaming supplier with each tribal casino. Certification by the GLI may take longer and be more expensive than we anticipate. It is possible that we may never obtain GLI certification.

It is possible that a court decision or a formal NIGC opinion may determine that the PokerPro™ system is not a form of Class II gaming, but instead a form of Class III gaming. Class III gaming is only permitted in tribal casinos where the tribe and the state in which the tribe is located have entered into a Tribal-State Compact that permits such gaming. Far fewer tribal casinos are allowed to engage in Class III gaming compared to Class II gaming. Therefore, if the PokerPro™ system is classified as a Class III game, it would have a material adverse effect on our business plan and other severe consequences, as any tribal casino using the PokerPro™ system that was not covered by an appropriate tribal-state compact would be engaged in illegal gambling.

Card Clubs. States that allow poker to be played in card clubs have various regulatory requirements that apply to manufacturers of gambling devices. We will be required to become a licensed manufacturer of gambling devices and the PokerPro™ system may have to meet certain technical requirements before we may manufacture and distribute the PokerPro™ system for use in card clubs. We have not obtained any licenses to use the PokerPro™ system in any state-regulated card clubs and there is no guarantee that we will be able to obtain such licenses in a timely fashion or at a cost acceptable to us, if at all.

Commercial Casinos. States that allow some form of casino-style gambling have extensive regulatory requirements that must be met before the PokerPro™ system can be marketed to commercial casinos located in these states. Generally, each state’s respective gaming commission will require that a license or finding of suitability be issued with respect to us as an entity, the PokerPro™ system, or both. Among those states that require regulatory approval for both us and the PokerPro™ system, some states will consider such approval simultaneously, while others, such as Nevada, will require that we obtain regulatory approval before considering approval for the PokerPro™ system. Some states require the licenses and findings of suitability to be renewed on a regular basis. State commissions can deny our applications for licenses and findings of suitability for any cause they deem reasonable and there is no guarantee that we will be able to obtain the required licenses and findings of suitability in a timely fashion or at a cost acceptable to us.

If a state requires that we obtain regulatory approval in addition to regulatory approval required for the PokerPro™ system, we will be required to submit detailed financial and operating reports and furnish any other information the state commission may require. Our officers, directors, certain key employees and any person having a material relationship with us may have to qualify with the state commission and obtain a finding of suitability. Our beneficial owners, especially beneficial owners of more than 5% of our outstanding common stock, may also be required to obtain a finding of suitability. We are unaware of any circumstances that would categorically prevent any gaming authority from finding any of our officers, directors, certain key employees or significant shareholders suitable.

Other than our Chairman, Lyle Berman, who has been found suitable by various gaming authorities as a result of regulatory approvals of other companies with which he is associated, none of our officers, certain key employees or directors have been found suitable by any gaming authority. If a gaming authority in any jurisdiction fails to find any of our officers, certain key employees ,directors or significant shareholders suitable, we may be prohibited from leasing, licensing or selling the PokerPro™ system in that jurisdiction.

A finding of suitability is generally determined based upon a myriad of facts and circumstances surrounding the entity or individual in question and many gaming authorities have broad discretion in determining whether a particular entity or individual is suitable. We are unaware of circumstances that would categorically prevent a gaming authority from finding any of our officers, directors, certain key employees or significant shareholders suitable.

Gehrig H. “Lou” White, our Chief Executive Officer, a director and beneficial owner of approximately 24% of our common stock, intends to disclose in applications for the determination of suitability to be filed with gaming authorities that the IRS has recently completed an examination of his 2000 federal individual income tax return and is currently examining his 2001 federal income tax return. The IRS previously issued an examination report showing a proposed income tax deficiency for Mr. White’s 2000 federal income tax return of $410,215 (plus additional interest and penalties attributable to that underpayment of tax) based on a disallowance of certain deductions for charitable contributions that Mr. White made to a foundation he established and mortgage interest that Mr. White paid to Legacy Capital, LLC, an affiliate of Merrill Scott & Associates, Ltd. Merrill Scott is an investment advisor that was placed under receivership in 2002 by the SEC for violations of a variety of federal securities laws in connection with fraud and misappropriations of clients funds by the firm through a scheme in which it obtained funds from its clients seeking above-market returns and other benefits. Mr. White is currently appealing the IRS’s proposed income tax deficiency. The IRS examination of Mr. White’s 2001 federal tax return is still ongoing. In his original 2001 federal tax return, Mr. White claimed deductions relating to a partnership investment he made after receiving advice from a law firm. The law firm subsequently informed Mr. White that the IRS had challenged the tax treatment of the investment structure and that he should file an amended return. Mr. White then filed an amended federal income tax return for 2001 eliminating the deductions relating to the partnership investment. He also paid the federal income taxes resulting from the elimination of such deductions. Mr. White anticipates that the IRS will issue a notice of deficiency that assesses additional income taxes as the result of disallowing deductions for tax advice in connection with the partnership investment transaction and an accuracy penalty in connection with the losses claimed with respect to that investment. Due to the broad discretionary powers of gaming authorities, it is unknown what effect the IRS examinations of Mr. White’s federal income tax returns may have on Mr. White’s applications for a determination of suitability.

If any of our officers, certain key employees, directors or significant shareholders is not found suitable in a jurisdiction requiring a finding of suitability, we would be prevented from leasing, licensing or selling the PokerPro™ system in that jurisdiction as long as the individual or entity in question remained an officer, key employee, director, or a significant shareholder. Such an occurrence would likely delay our introducing the PokerPro™ system into such jurisdictions or prevent us from introducing the system in such jurisdictions altogether. Depending on how material such jurisdictions are to our plan of operations, failure to obtain such findings of suitability could have a material adverse effect on our result of operations. In addition, a finding that one of our officers, certain key employees, directors or significant shareholders is not suitable in any jurisdiction may hinder our ability to obtain necessary regulatory approvals in other jurisdictions. Conversely, however, a finding of suitability by one or more gaming authorities does not ensure that similar suitability determinations will be obtained from any other gaming authorities.

Although we have the ability to terminate the employment of an officer or key employee or remove a director in the event that such officer, key employee or director fails to be found suitable, such termination or removal would disrupt the management of our company, may trigger severance provisions under certain employment agreements and would likely have an adverse effect on our business and the results of our operations. In addition, the removal of a director under the provisions of our charter documents may be delayed if such removal requires action on the part of our shareholders at a special shareholders’ meeting. Our Amended and Restated Articles of Incorporation provide that we may redeem at fair market value any or all shares of our capital stock held by any person or entity whose status as a shareholder, in the opinion of our Board of Directors, jeopardizes the approval, continued existence, or renewal of any federal, state, local or tribal license we hold. However, we may not have the funds available for such a redemption, especially if the shareholder in question holds a significant amount of our stock. We have not determined what action we would take in such event. We will also be prevented from effecting such a redemption if it would violate North Carolina law.

A state commission may have the authority to disapprove a change in our officers, directors and key employees. Some corporate transactions, including those that may be advantageous to our shareholders, may require prior approval of various state commissions. These states may also require the PokerPro™ system to undergo rigorous testing by the commission, a field trial and a determination as to whether the PokerPro™ system meets the typically strict technical standards set forth in the applicable regulations of the state commission.

The failure to comply with any requirements imposed by various state commissions or required by state law could prevent us from selling the PokerPro™ system in such state, subject us to criminal and civil penalties, substantial fines and materially adversely affect our business.

Federal Regulation. The Johnson Act broadly defines an illegal gambling device as any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” We believe the Johnson Act does not apply to the use of the PokerPro™ system by tribal casinos because several court decisions have held that electronic aids to permitted Class II gaming under the IGRA are not prohibited by the Johnson Act. However, there is no guarantee that our belief is correct.

These court decisions have focused on the use by tribal casinos of electronic aids to bingo. We are not aware of any court or regulatory body that has considered how the Johnson Act applies to the PokerPro™ system or any other form of electronic poker table. The Department of Justice, the primary law enforcement entity responsible for enforcing the Johnson Act, has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act. PokerTek, Inc. currently manufactures and offers electronic poker tables that we consider to be outside the scope of the Johnson Act. However, we have filed under the Johnson Act and will maintain the required documentation under the Johnson Act to attempt to avoid any possible rulings prohibiting the installation of its products.

International Regulation. As mentioned above under the “Market Opportunities for Poker-Related Entertainment”, we have signed an international distribution rights agreement with Aristocrat. Certain foreign countries permit the importation, sale and operation of gaming equipment in casino and non-casino environments. To market the PokerPro™ system in these jurisdictions, we and the PokerPro™ system must comply with each individual country’s applicable regulations.

Seasonality and Business Fluctuations

We expect that quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, gaming regulatory approval or denial of our product and corporate licenses, the introduction of new products or the seasonality of customer capital budgets.

Customer Dependence

As discussed above under “Overview”, as of December 31, 2005 we only had two customers, the Seminole Tribe of Florida and the Chickasaw Nation. The loss of any of these customers would have a material adverse effect on our business.

Product Supply

We obtain the parts, including hardware components, table game felts, signs, and accessories for the PokerPro™ system from third-party suppliers. We currently assemble the PokerPro™ system from such component parts; however, we expect that when development of the PokerPro™ system is complete, we will retain one or more third-party manufacturers to complete all phases of manufacturing.

We currently obtain the touch screen monitors for the PokerPro™ system from a single manufacturer. While changing manufacturers for this component is not impossible, doing so would require significant time and effort on the part of our management team, which would divert their attention from other revenue generating activities. In addition, the supply of the liquid crystal display for the PokerPro™ system is uncertain and subject to significant backlogs from time to time due to spikes in demand. We compete with other companies for the production capacity of third party manufacturers and suppliers for these displays and for other components. Certain of these competing companies have substantially greater financial and other resources than we have and thus we may be at a competitive disadvantage in seeking to procure production capacity.

Other than as discussed above, we believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

Backlog

We are regularly negotiating agreements with various potential customers, but as of December 31, 2005 we have not experienced any backlog.

Employees

As of December 31, 2005, we had 36 full-time employees. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

Item 1A. Risk Factors.

We have a limited operating history on which to evaluate our business.

We are a development stage company that has only recently begun to receive nominal operating revenue and our management has limited experience in our market. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development and possible cost overruns. In addition, our only product, the PokerPro™ system, is an innovative product that has not yet been introduced to the market on a wide scale. Although we have recently completed development of the initial version of the PokerPro™ system, we are still in the process of developing and testing the software that will allow additional poker games to be played on the PokerPro™ system and enhancing the PokerPro™ system’s player tracking and accounting system.

We have no significant operating revenue to date and a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We have experienced operating losses for each quarterly and annual period since our inception in August 2003. We experienced net losses of $3,700,544 for the year ended December 31, 2005 and $925,837 for the year ended December 31, 2004. As of December 31, 2005, we had an accumulated deficit of $4,691,356. In addition, we have only recently entered into our first definitive agreement with a customer and have received only nominal operating revenue. We are currently registered as an approved vendor to distribute our PokerPro™ system to casinos located on the tribal property of the Seminole Tribe of Florida. The Chickasaw Nation has also granted us a license to market and sell the PokerPro™ system for use in the 11 casinos it operates in Oklahoma. To implement our business plan and generate revenue from other sources, we must obtain necessary regulatory approvals in many additional jurisdictions. The timing of our revenue generation will be driven in part by our receipt of such approvals in additional jurisdictions and entry into definitive agreements with customers in those jurisdictions. We anticipate that we will incur increased expenses, losses and cash flow deficits as we seek regulatory approval for our PokerPro™ system and market it in various jurisdictions. We may not receive further regulatory approvals. For the reasons discussed above and elsewhere in this report, it is possible that we may not generate significant revenues or profits in the foreseeable future or at all. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business and the market price of our common stock and may require us to raise additional capital, which may not be available on terms acceptable to us or at all.

Our success depends on the PokerPro™ system achieving and maintaining widespread acceptance by casinos and poker players.

Our success will depend to a large extent on broad market acceptance of the PokerPro™ system among casinos and poker players. Even if we demonstrate the effectiveness of the PokerPro™ system and our business model, casinos and poker players may still not use the PokerPro™ system for a number of other reasons, including preference for live dealers, mistrust of technology and perceived lack of reliability. We believe that the acceptance of the PokerPro™ system by casinos and poker players will depend on the following factors:

•

our ability to demonstrate the PokerPro™ system’s economic and other benefits to casinos;

•

players becoming comfortable with using the PokerPro™ system; and

•

the reliability of the hardware and software comprising the PokerPro™ system.

Initially, we intend to enter into month-to-month agreements with our customers under which we will license the software associated with the PokerPro™ system. We recently entered into our first such agreement with the Seminole Tribe of Florida. If and when market acceptance of the PokerPro™ system has been established, we intend to negotiate long-term agreements with our customers and may sell components to customers rather than license them. However, if the PokerPro™ system fails to achieve market acceptance quickly, our customers may not renew such agreements, which would reduce our net revenue and impede our efforts to market the PokerPro™ system.

If we fail to obtain or maintain gaming licenses and regulatory approvals, we will be unable to operate our business and license or sell our products.

The manufacture and distribution of gaming machines is subject to extensive federal, state, local and tribal regulation. Some jurisdictions require licenses, permits and other forms of approval for gaming devices. Most, if not all, jurisdictions also require licenses, permits and documentation of suitability, including evidence of financial stability, for the manufacturers and distributors of such gaming devices and for their officers, directors, major shareholders and key personnel. Our failure to obtain regulatory approval in any jurisdiction will prevent us from distributing our product and generating revenue in that jurisdiction.

Obtaining requisite approvals is a time-consuming and costly process and cannot be assured. Although a manufacturer of gaming devices may pursue entity regulatory approval with regulators of tribal casinos at the same time that it pursues regulatory approval for its gaming devices, states that license commercial casinos, such as Nevada, require that a manufacturer obtain entity regulatory approval before seeking approval for its gaming devices. In addition, because the PokerPro™ system is an innovative product, we expect that some regulatory authorities will be uncertain as to how to classify it. We expect that this uncertainty will result in additional time and expense associated with obtaining necessary regulatory approvals. Even after incurring significant time and expense seeking such regulatory approvals, we may not be able to obtain them.

We are currently registered to manufacture and distribute the PokerPro™ system to casinos that are located on the tribal property of the Seminole Tribe of Florida. The Chickasaw Nation has also granted us a temporary license to market and sell the PokerPro™ system for use in the 11 casinos it operates in Oklahoma, pending the complete review of our application with the Chickasaw Nation. Our current registration and any other registrations, licenses, approvals or findings of suitability that we may obtain may be revoked, suspended or conditioned. The revocation or denial of a license in a particular jurisdiction means that we cannot distribute the PokerPro™ system in that jurisdiction, and could adversely affect our ability to obtain or maintain licenses in other jurisdictions.

Gaming devices are regulated at the federal level by the Johnson Act. We believe the Johnson Act does not apply to the use of the PokerPro™ system by tribal casinos because several court decisions have held that electronic aids to permitted Class II gaming devices under the IGRA are not prohibited by the Johnson Act. However, there is no guarantee that our belief is correct. We currently manufacture and offer electronic poker tables that we consider to be outside the scope of the Johnson Act. However, we have filed under the Johnson Act and will maintain the required documentation under the Johnson Act to attempt to avoid any possible rulings prohibiting the installation of its products. These court decisions have focused on the use by tribal casinos of electronic aids to bingo. We are not aware of any court or regulatory body that has considered how the Johnson Act applies to the PokerPro™ system or any other form of electronic poker table. The Department of Justice, the primary law enforcement entity responsible for enforcing the Johnson Act, has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act. It is possible that the Department of Justice may institute criminal and civil proceedings against us and that a court may rule that the Johnson Act prohibits the use of the PokerPro™ system by tribal casinos unless the tribe and state have entered into an appropriate tribal-state compact. Any such proceedings could interfere with our ability to obtain regulatory approvals in other jurisdictions.

If we fail to obtain a necessary registration, license, approval or finding of suitability in a given jurisdiction, we would likely be prohibited from distributing our PokerPro™ system in that jurisdiction. In addition, some jurisdictions require license holders to obtain government approval before engaging in some transactions, such as business combinations, reorganizations, stock offerings and repurchases. We may not be able to obtain all necessary registrations, licenses, permits, approvals or findings of suitability in a timely manner, or at all. Our failure to obtain in a timely manner necessary regulatory approvals in jurisdictions that are material to us, whether individually or in the aggregate, would have a material adverse effect on our net revenue and delay or prevent market acceptance of the PokerPro™ system.

Gaming authorities have not determined that any of our officers, key employees, directors or significant shareholders, other than our Chairman, are suitable and the inability of an officer, key employee, director or significant shareholder to obtain a determination of suitability in a jurisdiction may adversely affect the introduction of PokerPro™ in that jurisdiction.

Gaming authorities in some jurisdictions may investigate any individual who has a material relationship with us and any of our shareholders to determine whether the individual or shareholder is suitable to those gaming authorities. Other than our Chairman, Lyle Berman, who has been found suitable by various gaming authorities as a result of regulatory approvals of other companies with which he is associated, none of our officers, key employees, directors or significant shareholders have been found suitable by any gaming authority. If a gaming authority in any jurisdiction fails to find any of our officers, key employees, directors or significant shareholders suitable, we may be prohibited from leasing, licensing or selling the PokerPro™ system in that jurisdiction.

A finding of suitability is generally determined based upon a myriad of facts and circumstances surrounding the entity or individual in question and many gaming authorities have broad discretion in determining whether a particular entity or individual is suitable. We are unaware of circumstances that would categorically prevent a gaming authority from finding any of our officers, key employees, directors or significant shareholders suitable.

Gehrig  H. “Lou” White, our Chief Executive Officer, a director and beneficial owner of approximately 24% of our common stock, intends to disclose in applications for the determination of suitability to be filed with gaming authorities that the IRS has recently completed an examination of his 2000 federal individual income tax return and is currently examining his 2001 federal income tax return. The IRS previously issued an examination report showing a proposed income tax deficiency for Mr. White’s 2000 federal income tax return of $410,215 (plus additional interest and penalties attributable to that underpayment of tax) based on a disallowance of certain deductions for charitable contributions that Mr. White made to a foundation he established and mortgage interest that Mr. White paid to Legacy Capital, LLC, an affiliate of Merrill Scott. Merrill Scott is an investment advisor that was placed under receivership in 2002 by the SEC for violations of a variety of federal securities laws in connection with fraud and misappropriations of clients funds by the firm through a scheme in which it obtained funds from its clients seeking above-market returns and other benefits. Mr. White is currently appealing the IRS’s proposed income tax deficiency. The IRS examination of Mr. White’s 2001 federal tax return is still ongoing. In his original 2001 federal tax return, Mr. White claimed deductions relating to a partnership investment he made after receiving advice from a law firm. The law firm subsequently informed Mr. White that the IRS had challenged the tax treatment of the investment structure and that he should file an amended return. Mr. White then filed an amended federal income tax return for 2001 eliminating the deductions relating to the partnership investment. He also paid the federal income taxes resulting from the elimination of such deductions. Mr. White anticipates that the IRS will issue a notice of deficiency that assesses additional income taxes as the result of disallowing deductions for tax advice in connection with the partnership investment transaction and an accuracy penalty in connection with the losses claimed with respect to that investment. Due to the broad discretionary powers of gaming authorities, it is unknown what effect the IRS examinations of Mr. White’s federal income tax returns may have on Mr. White’s applications for a determination of suitability.

If any of our officers, certain key employees, directors or significant shareholders is not found suitable in a jurisdiction requiring a finding of suitability, we would be prevented from leasing, licensing or selling the PokerPro™ system in that jurisdiction as long as the individual or entity in question remained an officer, key employee, director or a significant shareholder. Such an occurrence would likely delay our introducing the

PokerPro™ system into such jurisdiction or prevent us from introducing the system in such jurisdictions altogether. Depending on how material such jurisdiction is to our plan of operations, failure to obtain such findings of suitability could have a material adverse effect on our result of operations. In addition, a finding that one of our officers, certain key employees, directors or significant shareholders is not suitable in any jurisdiction may hinder our ability to obtain necessary regulatory approvals in other jurisdictions. Conversely, however, a finding of suitability by one or more gaming authorities does not ensure that similar suitability determinations will be obtained from any other gaming authorities.

Although we have the ability to terminate the employment of an officer or key employee or remove a director in the event that such officer, key employee or director fails to be found suitable, such termination or removal would disrupt the management of our company, may trigger severance provisions under certain employment agreements and would likely have an adverse effect on our business and the results of our operations. In addition, the removal of a director under the provisions of our charter documents may be delayed if such removal requires action on the part of our shareholders at a special shareholders’ meeting. Our Amended and Restated Articles of Incorporation provide that we may redeem at fair market value any or all shares of our capital stock held by any person or entity whose status as a shareholder, in the opinion of our Board of Directors, jeopardizes the approval, continued existence, or renewal of any federal, state, local or tribal license we hold. However, we may not have the funds available for such a redemption, especially if the shareholder in question holds a significant amount of our stock. We have not determined what action we would take in such event. We will also be prevented from effecting such a redemption if it would violate North Carolina law.

Because there are few significant barriers to entry to the market for our products, we could face substantial competition, which could reduce our market share and negatively impact our net revenue.

There are a number of companies that offer poker-related entertainment or manufacture and distribute automated gaming machines. Most of these companies have greater financial resources than we have. Although we are unaware of any competitors offering automated poker tables such as ours, the costs of entry into the markets for competitive products are low, and there are few significant barriers to entry. The primary barriers to entry, some of which we are still in the process of overcoming, are the establishment of relationships with the owners and operators of casinos and card clubs, the receipt of necessary regulatory approvals and the development of the technology necessary to create an automated poker table. However, we anticipate that our potential competitors will include manufacturers of gaming devices that have already established such relationships and that have received some, if not all, of the regulatory approvals that would be required to market and sell automated poker tables in our target markets. In addition, most of these companies have greater financial resources than we have. Therefore, we anticipate that the barriers to entry discussed above would not pose a significant obstacle for such manufacturers if they sought to compete with us.

Due to the limited barriers to entry, we believe that the early establishment of market share is a key factor in our plan of operations, especially given the finite market for the PokerPro™ system. If we are unable to obtain significant early market presence or we lose market share to our competitors, it may cause us to reduce the price at which we license or sell the PokerPro™ system, which would materially affect our net revenue. There are many companies that could introduce directly competitive products in the short term that also have established industry relationships, the potential to develop technology quickly and greater resources than we have.

We compete in a single industry, and our business would suffer if demand for gaming in general, or poker in particular, decreases.

We expect to derive substantially all of our revenues from the leasing, licensing, and sale of the PokerPro™ system and from providing related maintenance and support services. Although the popularity of poker in particular and gaming in general has recently been growing in the United States and abroad, gaming has historically experienced backlash from various constituencies and communities. Public tastes are unpredictable and subject to change and may be affected by changes in the country’s political and social climate. A change in public tastes or a backlash among certain constituencies or in certain communities could result in reduced popularity of poker or increased regulation of the gaming industry, either of which could significantly reduce demand for the PokerPro™ system.

Moreover, the market for the PokerPro™ system is limited; according to Casino City Press, as of February 28, 2006, there were approximately 5,000 poker tables in the United States and approximately 2,000 poker tables in other countries. Although we believe that this represents a significant opportunity for the PokerPro™ system, the number of venues in which the PokerPro™ system can be placed is finite, and the number of jurisdictions in which gaming is legal is limited.

If we fail to protect our intellectual property rights, competitors may be able to use our technology, which could weaken our competitive position, reduce our net revenue and increase our costs.

We believe that our long-term success will depend to a large degree on our ability to protect the proprietary technology that we have developed or acquired or may develop or acquire in the future. We currently have applications for approximately 30 patents pending before the U.S. Patent and Trademark Office that relate to various aspects of the PokerPro™ system. However, patent applications can take many years to issue and we can provide no assurance that any of these patents will be issued at all. If we are denied any or all of these patents, we may not be able to successfully prevent our competitors from imitating the PokerPro™ system or using some or all of the processes that are the subject of such patent applications. Such imitation may lead to increased competition within the finite market for the PokerPro™ system. Even if our pending patents are issued, our intellectual property rights may not be sufficiently comprehensive to prevent our competitors from developing similar competitive products and technologies. Although we intend to aggressively pursue anyone we reasonably believe is infringing upon our intellectual property rights, initiating and maintaining suits against third parties that may infringe upon our intellectual property rights will require substantial financial resources. We may not have the financial resources to bring such suits and if we do bring such suits, we may not prevail. Regardless of our success in any such actions, we could incur significant expenses in connection with such suits.

Third party claims of infringement against us could adversely affect our ability to market our products and require us to redesign our products or seek licenses from third parties.

We are susceptible to intellectual property lawsuits that could cause us to incur substantial costs, pay substantial damages or prohibit us from distributing the PokerPro™ system at all. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our products may infringe. If the PokerPro™ system infringes a valid patent, we could be prevented from distributing the PokerPro™ system unless and until we can obtain a license or redesign it to avoid infringement. A license may not be available or may require us to pay substantial royalties. We also may not be successful in any attempt to redesign the PokerPro™ system to avoid any infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and we may not have the financial and human resources to defend ourselves against any infringement suits that may be brought against us.

Defects in, and fraudulent manipulation of, the PokerPro™ system could reduce our revenue, increase our costs, burden our engineering and marketing resources, involve us in litigation and adversely affect our gaming licenses.

Our success will depend on our ability to avoid, detect and correct software and hardware defects and prevent fraudulent manipulation of the PokerPro™ system. The PokerPro™ system is subject to rigorous internal testing, and will be subject to additional testing by regulators in certain gaming jurisdictions. We may not be able to build and maintain products that are free from defects or manipulation and that satisfy these tests. Although we have taken steps to prevent defects and manipulations, the PokerPro™ system could suffer such defects and manipulation after it has been widely distributed.

Although we do not believe it is likely, it is possible that an individual could breach the security systems of a casino or card club, gain access to the server on which the PokerPro™ system operates and fraudulently manipulate its operations. The occurrence of such fraudulent manipulation or of defects or malfunctions could result in financial losses for our customers and the subsequent termination of ageements, cancellation of orders, product returns and diversion of our resources. Even if our customers do not suffer financial losses, casinos and card clubs may replace the PokerPro™ system if it does not perform according to expectations. Any of these occurrences could also result in the loss of or delay in market acceptance of the PokerPro™ system and loss of licenses and sales.

In addition, the occurrence of defects in, or fraudulent manipulation of, the PokerPro™ system and its associated software may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other disciplinary action by regulatory authorities that could include suspension or revocation of our regulatory approvals.

The use of the PokerPro™ system could result in product liability claims that could be expensive and that could damage our reputation and harm our business.

Our business exposes us to the risk of product liability claims. Subject to contractual limitations, we will face financial exposure to product liability claims if the PokerPro™ system fails to work properly and causes monetary damage to either poker players or casinos and card clubs. In addition, defects in the design or manufacture of the PokerPro™ system might require us to recall each PokerPro™ system that has been licensed. Although we maintain product liability insurance, the coverage limits of policies available to us may not be adequate to cover future claims. If a successful claim brought against us is in excess or outside of our insurance coverage, we may be forced to divert resources from the development of the PokerPro™ system, the pursuit of regulatory approvals and other working capital needs in order to satisfy such claims.

The loss of the services of our Chairman, Chief Executive Officer, President or other key employees, or the failure to attract additional key individuals, would materially adversely affect our business.

Our success depends on the continued services of Lyle Berman, who serves as the Chairman of our Board of Directors. Although they have limited experience in the gaming industry, we believe that due to their leadership in the development of our business, our success also depends on Gehrig H. “Lou” White, who has served as our Chief Executive Officer since our inception, and James T. Crawford, who has served in an executive officer capacity since our inception and who currently serves as our President and Secretary. Our success will also depend on retention of other key management executives who have been instrumental in our development thus far, and on our ability to attract and retain employees to complete the development of enhancements to the PokerPro™ system and to market it throughout the United States.

Mr. Berman is the Executive Chairman of WPT Enterprises, Inc., the operator of the World Poker Tour. We hope to develop business relationships from introductions to strategic partners in the gaming industry that we believe Mr. Berman can facilitate. Mr. Berman is under no obligation to facilitate such introductions and if our relationship with Mr. Berman is terminated or impaired, we may not be able to develop such business relationships, which could delay market acceptance of the PokerPro™ system and otherwise have a material adverse effect on our business.

We have not entered into an employment agreement or non-competition agreement with either Mr. White or Mr. Crawford. Therefore, either may terminate their employment with us at any time and immediately use certain information and contacts they obtained from their employment with us to compete with our business. The loss of Mr. White, Mr. Crawford or our other senior executives or an inability to attract or retain other key individuals could materially adversely affect us. Growth in our business depends, to a large degree, on our ability to retain and attract such employees. We seek to compensate and incentivize our key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans, but these programs may not be sufficient to allow us to retain key employees or hire new employees.

Our management team’s limited experience in this market could increase costs, hamper our marketing strategies and delay our expansion.

We have not yet demonstrated that we are able to implement our business plan fully or in a timely manner. The limited experience of our management team in the gaming industry and the market for automated game technology could result in increased operating and capital costs, difficulties in executing our operating and marketing strategies and delays in our expansion strategy. Our management team also has limited experience with the process of obtaining the regulatory licenses, certifications and approvals that we will need in order to market and distribute the PokerPro™ system in additional jurisdictions. We may not successfully address any or all of the risks posed by this limited experience, and our failure to do so could seriously harm our business and operating results.

If we fail to manage our expected growth, our business and operating results could be harmed.

Although we have not received significant operating revenue, we have experienced and expect to continue to experience rapid growth in our headcount and operations, placing significant demands on our operational and financial infrastructure. We intend to increase the number of our employees substantially in the next 12 months to further our research and development and sales efforts and to meet our administrative needs. If we do not effectively manage our growth, our ability to develop and market the PokerPro™ system could suffer, which could negatively affect our operating results. To manage our expected growth effectively, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If required improvements are not implemented successfully, our ability to manage our expected growth will be impaired and we may have to make significant additional expenditures to address these issues.

Our success will depend on the reliability and performance of third-party distributors,  manufacturers and suppliers.

Although we currently manufacture the PokerPro™ system from component parts obtained from third-party suppliers, we expect that when development of the PokerPro™ system is complete, we will retain third-party manufacturers to complete all phases of manufacturing. Should the selected manufacturers not be able to meet our requirements, we would be significantly hampered from serving our customers and may miss revenue-generating opportunities. We currently obtain the touch screen monitors for the PokerPro™ system from a single supplier. While changing suppliers for this component is not impossible, doing so would require significant time and effort on the part of our management team and may cause us to miss revenue-generating opportunities until we are able to obtain touch screen monitors from a new supplier. In addition, the supply of the liquid crystal display for the PokerPro™ system is uncertain and subject to significant backlogs from time to time due to spikes in general demand for such displays. We compete with other companies for the production capacity of third party suppliers for these displays and for other components. Certain of these competing companies have substantially greater financial and other resources than we have and thus we may be at a competitive disadvantage in seeking to procure production capacity. Our inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of our products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers. We also currently rely on Aristocrat, a third-party distributor, to market and distribute our PokerPro™ system outside of the United States and Canada. We cannot predict the timing or acceptance of our product at this time. If Aristocrat is unsuccessful in marketing and distributing our product, we may miss revenue-generating opportunities that might have been recognized by another third-party distributor. While changing distributors is not impossible, doing so would require significant time and effort on the part of our management team and may cause us to miss further revenue-generating opportunities.

Our failure to obtain any necessary additional financing would have a material adverse effect on our business.

Although initially we intend to license the components of the PokerPro™ system to customers, in the future we may sell customers such components. Until such time as we are able to sell such hardware components to our customers, our ability to license the PokerPro™ system to our customers on a large scale may require us to obtain additional financing necessary for the manufacture of such hardware components. Such financing may not be available on terms that are favorable to us, or at all. Our inability to obtain such financing on terms that allow us to license the PokerPro™ system profitably would hamper our ability to distribute PokerPro™ systems on a large scale and may therefore delay our ability to obtain significant early market presence as well as market acceptance of the PokerPro™ system.

In addition, if our revenue is less than we anticipate or if we incur unforeseen expenses, we may need to seek additional equity or debt financing. We may not be able to obtain such additional equity or debt financing when we need it or at all. Even if such financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, sufficient additional financing in the future we may be unable to develop the PokerPro™ system, further protect our intellectual property sufficiently, meet customer demand for PokerPro™ systems or withstand adverse operating results. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even terminated and our ability to generate revenues would be negatively affected.

A decline in general economic conditions would have a greater material adverse effect on our business than on other businesses.

The demand for entertainment and leisure activities, including gaming activities like poker, tends to be highly sensitive to consumers’ disposable incomes. Therefore, a decline in general economic conditions would have more of a material adverse effect on our business, operating results and financial condition and the price of our common stock than on other businesses that are not as dependent on consumers’ disposable incomes.

If the network infrastructure of certain of the casinos in which the PokerPro™ system is or will be installed proves unreliable, market acceptance of the PokerPro™ system would be materially and adversely affected.

We intend to enter into agreements with customers that operate casinos and card clubs in more than one location. In such cases, we anticipate that our agreement with such customer will provide that such customer will be responsible for providing, at its expense, a dedicated high-speed connection between the tables comprising the PokerPro™ system in the various locations operated by the customer to a remote central server supporting such tables. Failures or disruptions of a customer’s dedicated high-speed connection that result in the stoppage of play or in reduced performance of the PokerPro™ system could reduce players’ gaming experience, adversely affect the casinos’ or card clubs’ satisfaction with automated gaming devices in general and delay or prevent market acceptance of the PokerPro™ system.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently lease 14,400 square feet of office space located in Matthews, North Carolina. Our leased office space is in good order and condition.

Item 3. Legal Proceedings.

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq National Market under the symbol “PTEK.”  The table below shows the high and low bid quotations for our common stock for the period indicated, as reported by the Nasdaq Stock Market. We first began trading on the Nasdaq National Market on October 14, 2005. We have never paid any cash dividends with respect to our common stock, and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend on such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by the Company’s Board of Directors. As of March 10, 2006, there were approximately 1,200 holders of record of our common stock.

	Year Ended December 31, 2005
	High	Low

Fourth Quarter	$12.28	$7.44

Use of Proceeds

The SEC declared our registration statement filed on Form S−1 under the Securities Act (File No. 333−127181) effective on October 13, 2005, in connection with the initial public offering of our common stock, no par value per share. The underwriter for the offering was Feltl and Company.

Our initial public offering commenced on October 14, 2005. The 2,000,000 shares of common stock that were sold in the offering were sold to the public at a price of $11.00 per share. In addition, we granted Feltl and Company an option to purchase an additional 300,000 shares of common stock to cover over-allotments, if any. On November 23, 2005, the underwriter gave notice to exercise a portion of its over-allotment option to acquire an additional 225,000 shares of common stock. These shares were purchased on November 24, 2005. The remainder of the over-allotment option expired on November 27, 2005. All of the shares of common stock were sold and there were no selling shareholders in the offering. The offering has terminated.

The aggregate gross proceeds from the shares of common stock sold were $24,475,000. The aggregate net proceeds to us was approximately $21,848,154 (of which $2,264,625 resulted from the underwriter’s partial exercise of its over-allotment option), after deducting $1,713,250 in underwriting discounts and commissions and $913,596 in other costs incurred in connection with the offering. Included in the $913,596 of other costs was a reimbursement of approximately $41,000 of expenses paid to Lakes Entertainment, Inc., for which Lyle Berman, the Chairman of the Company’s Board of Directors, serves as Chairman and Chief Executive Officer. No other fees or expenses were paid, directly or indirectly, to any of the Company’s Directors, officers, their respective associates, 10% shareholders or affiliates. In addition to the payment of the expenses described above, during the quarter ended December 31, 2005 we spent approximately $1,130,000 on capital expenditures, which consisted almost entirely of the purchase of components for the PokerPro™ system and related tables, and approximately $495,000 on working capital. Other than as set forth herein, we have not spent any of the remaining net proceeds from the initial public offering. All such payments described herein were direct payments to others.

Item 6. Selected Financial Data.

The following selected financial data has been derived from audited financial statements for the years ended December 31, 2005, 2004 and 2003. The statement of operations data reflects our July 27, 2004 merger with PokerTek, LLC. The selected financial data set forth below should be read together with the financial statements and the related notes to those financial statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data:

	Year Ended December 31,		Period From August 22, 2003 (Date of Inception) to December 31, 2003
	2005	2004

Revenues	$314,348	$—	$—
Costs and Operating Expenses:
Costs of Product Sales	38,506	—	—
Selling, General and Administrative	1,759,117	454,989	—
Research and Development	2,287,795	476,583	64,975
Depreciation	119,783	306	—
Operating Loss	(3,890,853)	(931,878)	(64,975)
Interest income, net	190,309	6,041	—
Net Loss	$(3,700,544)	$(925,837)	($64,975)
Net Loss Per Common Share – Basic and Diluted(1)	$(0.49)	($0.16)
Weighted Average Common Shares Outstanding – Basic and Diluted(1)	7,517,278	5,743,957

Balance Sheet Data:

	December 31,
	2005	2004

Current Assets	$21,441,325	$1,353,576
Total Assets	22,703,150	1,422,336
Current Liabilities	214,465	14,770
Stockholders Equity	22,488,685	1,081,523
Working Capital	21,226,860	1,338,806

——————

(1)

We were initially organized in August 2003 as a North Carolina corporation named “National Card Club Corporation.” From March 19, 2004 through July 27, 2004, we owned a majority interest in an affiliated limited liability company called “PokerTek, LLC.” On July 27, 2004, PokerTek, LLC merged with and into National Card Club Corporation and we changed our name to “PokerTek, Inc.” Pursuant to this merger, the equity interests in PokerTek, LLC that we owned were cancelled and all other equity interests in PokerTek, LLC were converted into common stock in PokerTek, Inc., as described elsewhere in this Annual Report. The net loss per common share gives retroactive effect to the merger for the periods presented. As of December 31, 2003 and June 30, 2004, there were no outstanding options to purchase common stock. As of December 31, 2004, there were options to purchase an aggregate of 471,500 shares of our common stock outstanding and as of December 31, 2005, there were options to purchase an aggregate of 1,053,650 shares of our common stock outstanding. The options outstanding have no dilutive effect on Net Loss Per Common Share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements sometimes include the words “may,” “will,” “estimate,” “intend,” “continue,” “expect,” or “anticipate,” and other similar words. Statements expressing expectations regarding our future (including pending gaming and patent approvals) and projections relating to products, sales, revenues and earnings are typical of such statements.

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of our products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by governmental authorities, competitive pressures and general economic conditions, and our financial condition.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to our business.

Overview

We were formed to develop and market the PokerPro™ system, an electronic poker table that provides a fully-automated poker-room environment, to tribal casinos, commercial casinos and card clubs. The PokerPro™ system is designed to increase casino revenue and security while helping to reduce the labor costs associated with poker rooms. We believe that our testing of the PokerPro™ system has shown that by eliminating a live dealer, more hands of poker can be played in a given amount of time, thereby increasing revenue. In addition, the elimination of a live dealer allows casinos and card clubs to avoid the labor costs of using a live dealer to operate a poker table. The PokerPro™ system is also designed to improve players’ gaming experience by eliminating dealer and player mistakes, eliminating the need for dealer tipping and by providing players with automated game information not available at poker tables operated by live dealers, such as chip stack calculation, pot calculation and the ability to view previous hands played.

Executive Summary - Significant events for the year ended December 31, 2005

•

We raised approximately $21.8 million, net of offering costs, in connection with our initial public offering in October 2005 and began trading on the Nasdaq National Market under the ticker PTEK on October 14, 2005.

•

We entered into our first licensing agreement in September 2005 for three PokerPro™ systems and as of December 31, 2005 have 21 PokerPro™ systems in place. Concurrently with the execution of the agreement, we recorded our first revenues totaling approximately $314,000 for the four months ended December 31, 2005.

Trends

The growth of poker has been steadily increasing, as shown by the table below from Casino City Press as of February 28, 2006. We believe we have an innovative product from both the casino and the player perspective and can capture a piece of this rapidly growing market.

	2003	2004	2005

Commercial Casinos	840	868	1,722
Tribal Casinos	909	1,046	1,755
Other	230	269	341
Card Clubs	890	1,028	1,198
Total Domestic Market	2,869	3,211	5,016
Total International Market	1,302	1,670	2,006
Total Global Market	4,171	4,881	7,022

Domestic Annual Growth		11.9%	56.2%
International Annual Growth		28.3%	20.1%

Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased from $454,989 during the year ended December 31, 2004 to $1,759,117 for the year ended December 31, 2005. This increase was primarily the result of the addition of personnel and infrastructure to support our growth strategy, including an increase of $268,941 of non-cash stock option expense calculated using the Black-Scholes option pricing model.

Research and Development Expenses. Research and development expenses (“R&D”) increased by $1,811,212 to $2,287,795 for the year ended December 31, 2005 from $476,583 for the year ended December 31, 2004. The increase was the result of a significant increase in research and development activity related to the PokerPro™ system.

Depreciation. Depreciation increased from $306 for the year ended December 31, 2004, to $119,783 for the year ended December 31, 2005. The depreciation primarily relates to the PokerPro™ systems put in place during 2005.

Net Interest Income. Net interest income increased from $6,041 for the year ended December 31, 2004, to $190,309 for the year ended December 31, 2005. The interest income relates to the interest earned from the cash and cash equivalents, which had a larger balance due to our initial public offering during the fourth quarter of 2005.

Results of Operations for the Year Ended December 31, 2004 Compared to the Period from August 22, 2003 (date of inception) to December 31, 2003

Selling, General and Administrative Expenses. SG&A increased from $0 during the period from August 22, 2003 (date of inception) to December 31, 2003, to $454,989 for the year ended December 31, 2004. This increase was primarily the result of the addition of personnel and infrastructure to support our growth strategy.

Research and Development Expenses. Research and development expenses increased by $411,608 to $476,583 for the year ended December 31, 2004 from $64,975 for the period from August 22, 2003 (date of inception) to December 31, 2003. The increase was the result of a significant increase in research and development activity related to the PokerPro™ system.

Depreciation. Depreciation increased from $0 for the period from August 22, 2003 (date of inception) to December 31, 2003, to $306 for the year ended December 31, 2004. The depreciation related to equipment capitalized in December 2004.

Net Interest Income. Net interest income increased from $0 for the period from August 22, 2003 (date of inception) to December 31, 2003, to $6,041 for the year ended December 31, 2004. The interest income relates to the interest earned from the cash and cash equivalents.

Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans from our principals and from issuances of our common stock. As of October 12, 2005, we repaid all such loans.

For the year ended December 31, 2005, we incurred a net loss of $3,700,544 and used $4,137,574 of cash in operating activities. At December 31, 2005, we had an accumulated deficit of $4,691,356. The generation of cash flow sufficient to meet our cash needs depends on the continued development of the PokerPro™ system and obtaining the regulatory approvals required to license it and successfully market it to tribal casinos, card clubs and commercial casinos.

We anticipate our cash requirements to be approximately $600,000 to $800,000 per month as a result of our expected growth and the need to manufacture PokerPro™ systems to meet anticipated demand.

On October 13, 2005, the SEC declared effective our registration statement that registered up to 2,000,000 shares of our common stock, at $11.00 per share, in our initial public offering and an additional 300,000 shares of our common stock that may be sold if the underwriter involved in the offering exercised its over-allotment option. Our common stock was approved for trading on the Nasdaq National Market and began trading on October 14, 2005. The initial closing of the offering occurred on October 19, 2005, at which we sold 2,000,000 shares of common stock and we received proceeds of approximately $19.6 million, net of estimated offering expenses and underwriting discounts. On November 29, 2005, the underwriter exercised its over-allotment option with respect to an additional 225,000 shares of common stock, resulting in our receipt of additional net proceeds of $2.2 million.

Based on our cash flow projections, we expect that the proceeds of the offering and anticipated revenues will be sufficient to support our operations into the foreseeable future. If sales of the PokerPro™ system do not meet our projections or our expenses exceed our expectations, then we may need to raise additional funds through additional public or private offerings of our securities or through a credit facility. In such event, if we are unable to secure additional funds on a timely basis or at all, our financial condition would be adversely affected.

Impact of Inflation

To date, inflation has not had a material effect on our net sales, revenues or income from continuing operations.

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2005:

Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations(1)	571,860	135,920	269,240	166,700	—
Capital lease obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total	$571,860	$135,920	$269,240	$166,700	$—

——————

(1)

We entered into a five-year lease for our current office space in May 2005. The amount paid per month under the lease is $11,300. The amount set forth in the table above assumes that we remain in our current office and make monthly lease payments of $11,300 through March 2010. Also included above is a monthly copier lease of $260 per month through February 2008.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to the valuation of equity awards issued. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 1 to our financial statements appearing elsewhere in this Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition. We generate revenue from licensing the rights to use the software necessary to operate the PokerPro™ system and from providing maintenance and support services to customers that license the PokerPro™ system. Although initially we intend to license the components of the PokerPro™ system to customers, in the future we may sell customers such components. We recognize revenue in accordance with Statement of Position (“SOP”) No. 97−2, Software Revenue Recognition (as amended by SOP No. 98−4 and SOP No. 98−9).

We recognize revenue on sales of the PokerPro™ system, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, the PokerPro™ system is delivered and collectibility is reasonably assured. We anticipate that license agreements will be based on either a fixed monthly fee or a pre-determined percentage of the monthly net win of each PokerPro™ system.

If multiple product deliverables are included under a sales or license agreement, we intend to allocate revenue to each product based upon their respective fair values against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition.

We intend to recognize revenue from maintenance and support services ratably over the term of the software support services agreement. We intend to recognize any revenues from professional services not essential to the customers’ use of the software under time-and-materials-based agreements as services are performed.

Research and development. All employee and product costs associated with the development of our products are expensed until technological feasibility is reached. Technological feasibility is established when a product design and a working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing.

Capitalized Software. We expense internally-developed software costs in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Research and development costs relating principally to the design and development of products are expensed as incurred.

Equity-based compensation. We account for our stock-based employee compensation awards in accordance with FASB’s SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under SFAS No. 123, we value stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the period in which the options vest. Based on the Black-Scholes model, we recorded $280,212 and $11,271 of compensation expense during the years ended December 31, 2005 and December 31, 2004, respectively. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”). SFAS 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the fair value method, compensation costs are measured using an option-pricing model and are amortized over the estimated life of the option, which is generally three to five years, with option forfeitures estimated at the time of grant and adjusted as actual forfeitures occur. All amounts are reflected net of tax.

For purposes of determining the exercise price for our options, we use the closing price of our stock reported by the Nasdaq National Market on the date the option is granted as the fair market value. In the past when we were a private company, we generally based the fair market value of our common stock on the offering price used in the most recent private placement of our common stock preceding the grant date of such options. The offering prices with respect to these private placements were determined by arm’s-length negotiations with unaffiliated investors in such private placements. The factors and assumptions upon which such offering prices were based include the development of the PokerPro™ system, the development of our intellectual property and negotiations with potential customers.

Due to our limited operating history and nominal operating revenue and non-cash assets, we believe that using conventional valuation methodologies to determine the fair market value of our common stock, such as methodologies based on our revenue or assets, would result in a fair market value significantly less than the fair market value determined by our Board of Directors. For the same reasons, our Board of Directors determined not to retain an independent valuation specialist to determine the fair market value of our common stock. Between July 2004 and February 2005, our Board of Directors did not revise its determination of the fair market value of our common stock, because there was no substantial change in our business during that period that would have justified such an increase. As of February 2005, we had yet to receive any operating revenue or enter into a binding agreement with a customer.

In March 2005, our Board of Directors determined that the fair market value of our common stock had increased from $2.67 per share to $5.58 per share, based on the negotiated offering price for a private placement of our common stock that closed in April 2005. As a result, options issued from March 2005 through May 2005 had an exercise price of $5.58 per share. In August 2005, our Board of Directors determined that the fair market value of our common stock had increased from $5.58 per share to $11.00 per share, based on the receipt of our initial operating revenue and the progress of negotiations with potential customers. As a result, options issued in August 2005 had an exercise price of $11.00 per share. In addition, our Board of Directors amended the terms of certain options granted in July 2005 to increase the exercise price of such options from $5.58 per share to $11.00 per share.

Patents. We expense legal fees and application costs related to our patent application process. There is a  high degree of uncertainty in the outcome of approval for any of our patents. Once the patents are approved, any costs incurred to defend and register these patents will be capitalized.

Income Taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The accounting for income taxes involves significant judgments and estimates and deals with complex tax regulations. The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior-period financial statements of voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The financial position, results of operations or cash flows will only be impacted by SFAS 154 if the Company implements a voluntary change in accounting principle or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets an amendment of APB No. 29 Accounting for Nonmonetary Transactions,” as part of its short-term international convergence project with the International Accounting Standards Board. Under SFAS No. 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on the financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS No. 123(R) replaces existing requirements under SFAS No. 123 and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions for SFAS No. 123(R) are effective for us on January 1, 2006. We do not expect the adoption to have any material impact on our statement of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). SFAS No. 151 requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of excess spoilage require treatment as current-period charges rather than a portion of the inventory cost. SFAS No. 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. We are currently assessing the requirements of the standard, which will be adopted effective January 1, 2006, but we do not believe that its adoption will have a material impact, if any, on our financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our financial instruments are limited to cash and cash equivalents. Our main investment objective is the preservation of capital. We do not use derivative instruments for speculative or investment purposes. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of

December 31, 2005, the carrying value of our cash and cash equivalents approximates fair value. We may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is submitted as a separate section of this Annual Report commencing on page F-1 attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of December 31, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a−15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We are not currently required to comply with Section 404 (Management’s Annual Report on Internal Control Over Financial Reporting) of the Sarbanes-Oxley Act of 2002 because we are not an “accelerated filer,” as defined by Rule 12b-2 under the Exchange Act. We are in the process of implementing internal control over financial reporting structures and procedures for our financial reporting so that our management can provide the required report as to these structures and procedures in our Annual Report on Form 10-K for our fiscal year ending December 31, 2007.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K appears in our proxy statement for the 2006 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K appears in our proxy statement for the 2006 annual meeting of shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K appears in our proxy statement for the 2006 annual meeting of shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K appears in our proxy statement for the 2006 annual meeting of shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K appears in our proxy statement for the 2006 annual meeting of shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Form 10−K:

1. Financial Statements

The following financial statements are included in a separate section of this Annual Report beginning on page F-1:

•

Report of Independent Registered Public Accounting Firm;

•

Balance Sheets as of December 31, 2005 and December 31, 2004;

•

Statements of Operations for the years ended December 31, 2005 and December 31, 2004, and the period from August 22, 2003 (date of inception) to December 31, 2003;

•

Statements of Shareholders’ Equity for the years ended December 31, 2005 and December 31, 2004, and the period from August 22, 2003 (date of inception) to December 31, 2003;

•

Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004, and the period from August 22, 2003 (date of inception) to December 31, 2003; and

•

Notes to Financial Statements.

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

3. Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report.

(b) See the Exhibit Index.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2005 and 2004	F-3

Statements of Operations for the years ended December 31, 2005 and December 31, 2004 and the period from August 22, 2003 (date of inception) to December 31, 2003 and for the period from August 22, 2003 (date of inception) to December 31, 2005

F-4

Statements of Shareholders’ Equity for the years ended December 31, 2005 and December 31, 2004 and the period from August 22, 2003 (date of inception) to December 31, 2003	F-5

Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004 and the period from August 22, 2003 (date of inception) to December 31, 2003 and for the period from August 22, 2003 (date of inception) to December 31, 2005

F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PokerTek, Inc.
Matthews, North Carolina

We have audited the accompanying balance sheets of PokerTek, Inc. (a corporation in the development stage) (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, shareholder’s equity (deficit) and cash flows for the years ended December 31, 2005 and December 31, 2004 and the period from August 22, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and December 31, 2004 and the period from August 22, 2003 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP
Charlotte, North Carolina January 20, 2006

POKERTEK, INC.

(a development stage company)

BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$20,373,900	$1,322,871
Trade and other receivables, net of allowance as of December 31, 2005 and December 31, 2004, -0- and $8,000, respectively	151,200	—
Prepaid expenses and other assets	315,550	—
Inventory (Note 4)	600,675	30,705
Total current assets	21,441,325	1,353,576

Other Assets
Security deposit	2,800	2,800
Property and equipment, net of accumulated depreciation (Note 3)	1,259,025	65,960

Total assets	$22,703,150	$1,422,336

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$214,465	$14,770

Loans from shareholders (Note 8)	—	326,043

Total liabilities	214,465	340,813

Commitments and Contingencies (Notes 6 and 7)

Shareholder's Equity (Note 9)
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	—	—
Common stock, no par value per share; authorized 100,000,000 and 10,000,000 shares, issued and outstanding 9,468,020 and 6,695,576 at December 31, 2005 and December 31, 2004, respectively	—	—
Capital	27,180,041	2,072,335
Accumulated deficit during the development stage	(4,691,356)	(990,812)
Total shareholder's equity	22,488,685	1,081,523

Total liabilities and shareholder's equity	$22,703,150	$1,422,336

See Notes to Financial Statements.

POKERTEK, INC.

(a development stage company)

STATEMENT OF OPERATIONS

	Years Ended December 31,		Period From August 22, 2003 (Date of Inception) to December 31, 2003	Period From August 22, 2003 (Date of Inception) to December 31, 2005
	2005	2004

Revenues:
License Fee	$270,400	$—	$—	$270,400
Product Sales	43,948	—	—	43,948
Total revenues	$314,348	$—	$—	$314,348

Costs and operating expenses:
Cost of product sales	$38,506	$—	$—	$38,506
Selling, general and administrative	1,759,117	454,989	—	2,214,106
Research and development	2,287,795	476,583	64,975	2,829,353
Depreciation	119,783	306	—	120,089
	4,205,201	931,878	64,975	5,202,054

Operating loss	(3,890,853)	(931,878)	(64,975)	(4,887,706)

Non-operating income (expense):
Interest income	190,309	6,142	—	196,451
Interest (expense)	—	(101)	—	(101)
	190,309	6,041	—	196,350

Net loss	$(3,700,544)	$(925,837)	$(64,975)	$(4,691,356)

Net Loss Per Common Share – Basic and Diluted:	$(0.49)	$(0.16)
Weighted Average Common Shares Outstanding – Basic and Diluted:	7,517,278	5,743,957

See Notes to Financial Statements.

POKERTEK, INC.

(a development stage company)

STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)

	Common Stock		Capital	Accumulated Deficit During the Development Stage	Total Shareholder's Equity (Deficit)
	Shares	Value

Balance, August 22, 2003 (Date of Inception)	—	$—	$—	$—	$—
Stock issued	4,725,000	—	—	—	—
Net loss	—	—	—	(64,975)	(64,975)
Balance, December 31, 2003	4,725,000	—	—	(64,975)	(64,975)
Noncash compensation	—	—	11,271	—	11,271
Stock issued	1,970,576	—	2,061,064	—	2,061,064
Net loss	—	—	—	(925,837)	(925,837)
Balance, December 31, 2004	6,695,576	—	2,072,335	(990,812)	1,081,523
Noncash compensation	—	—	280,212	—	280,212
Proceeds from private placement of common stock (Note 9)	538,694	—	3,005,913	—	3,005,913
Net proceeds from issuance of common stock (Note 9)	2,225,000	—	21,798,218	—	21,798,218
Stock options exercised	8,750	—	23,363	—	23,363
Net loss	—	—	—	(3,700,544)	(3,700,544)
Balance, December 31, 2005	9,468,020	$—	$27,180,041	$(4,691,356)	$22,488,685

See Notes to Financial Statements.

POKERTEK, INC.

(a development stage company)

STATEMENT OF CASH FLOWS

	Years Ended December 31,		Period From August 22, 2003 (Date of Inception) to December 31,	Period From August 22, 2003 (Date of Inception) to December 31,
	2005	2004	2003	2005

Cash Flows from Operating Activities
Net loss	$(3,700,544)	$(925,837)	$(64,975)	$(4,691,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	119,783	306	—	120,089
Stock-based compensation expense	280,212	11,271	—	291,483
Provision for other receivables	—	8,000	—	8,000
Changes in assets and liabilities:
Increase in security deposit	—	(2,800)	—	(2,800)
Increase in trade and other receivables	(151,200)	(8,000)	—	(159,200)
Increase in prepaid expenses and other assets	(315,550)	—	—	(315,550)
Increase in inventory	(569,970)	(30,705)	—	(600,675)
Increase in accounts payable and accrued expenses	199,695	10,558	4,212	214,465
Net cash used in operating activities	(4,137,574)	(937,207)	(60,763)	(5,135,544)
Cash Flows from Investing Activities
Purchases of property and equipment	(1,312,848)	(66,266)	—	(1,379,114)
Net cash used in investing activities	(1,312,848)	(66,266)	—	(1,379,114)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, private placement of common stock and common stock options exercised	24,827,494	2,061,064	—	26,888,558
Proceeds (repayments) on loans from shareholders	(326,043)	245,091	80,952	—
Net cash provided by financing activities	24,501,451	2,306,155	80,952	26,888,558
Net increase in cash and cash equivalents	19,051,029	1,302,682	20,189	20,373,900
Cash and cash equivalents:
Beginning	1,322,871	20,189	—	—
Ending	$20,373,900	$1,322,871	$20,189	$20,373,900

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$—	$101	$—	$101

See Notes to Financial Statements.

POKERTEK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 1. — Nature of Business and Significant Accounting Policies

Nature of business: PokerTek, Inc. (the “Company”) is a development-stage company located in Matthews, North Carolina formed on August 22, 2003 to develop and manufacture electronic poker tables and related software for use in the gaming industry. The Company also develops software, which can be used by casinos to gather certain data, track table games, and monitor player activity. The Company’s products focus on increasing the casino’s productivity, profitability, and security while eliminating dealer and player mistakes.

The Company is in the development stage, has yet to generate any significant revenues, and has no assurance of future revenues. To management’s knowledge, no company has yet marketed a similar salable product using the technology that has been developed by the Company. Even if marketing efforts are successful, substantial time could pass before significant revenues will be realized and, during this period, the Company may require additional funds that may not be available to it.

The Company concluded its initial public offering (“IPO”) in October 2005 and sold 2,000,000 shares of PokerTek, Inc. common stock while raising approximately $19.6 million, net of offering expenses and underwriting discounts. In November 2005, the underwriter exercised its over-allotment option to acquire an additional 225,000 common shares, resulting in additional net proceeds of approximately $2.2 million to the Company (see Note 9). Prior to the IPO, the Company had two private placements. In July 2004, the Company issued 770,576 shares and raised approximately $2.1 million; in April 2005, the Company issued 538,694 shares and raised approximately $3.0 million.

Basis of Presentation:  These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

A summary of the Company’s significant accounting policies follows:

Revenue Recognition: We generate revenue from licensing the rights to use the software necessary to operate the PokerPro™ system and in the near future from providing maintenance and support services to customers that license the PokerPro™ system. We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (as amended by SOP No. 98-4 and SOP No. 98-9) and Staff Accounting Bulletin (“SAB”) No. 101, updated by SAB’s 103 and 104 “Update of Codifications of Staff Accounting Bulletins.”

We recognize revenue on the sale or license of the PokerPro™ system when persuasive evidence of an agreement exists, the sales price is fixed or determinable, the PokerPro™ system is delivered and collectibility is reasonably assured. Agreements are based on either a fixed monthly fee or a pre-determined percentage of the “rake”, which is the amount the casino or card club charges for each hand of poker.

If multiple product deliverables are included under a sale or license agreement, we intend to allocate revenue to each product based upon their respective fair values against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition. As of December 31, 2005, there were no multiple product deliverable agreements entered into by the Company.

We intend to recognize revenue from maintenance and support services ratably over the term of the software support services agreement when such agreements are executed. We intend to recognize any revenues from professional services not essential to the customers’ use of the software under time-and-materials-based agreements as services are performed.

Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

POKERTEK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 1. — Nature of Business and Significant Accounting Policies – (continued)

Cash and cash equivalents: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the Federally-insured amount. The Company has not historically experienced any such losses.

Concentrations of Credit Risk:  Financial instruments that subject us to credit risk primarily consist of cash, cash equivalents and trade receivables. Our credit risk is managed by investing cash and cash equivalents primarily in high-quality money market instruments and securities of the U.S. government and its agencies. Accounts receivable include amounts owed by various customers and groups of customers. No collateral is required. Accounts receivable are not sold or factored. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts and at December 31, 2005 and December 31, 2004, allowance for doubtful accounts receivables was $0 and $8,000, respectively.

Receivables and Allowance for Doubtful Accounts: We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debts to reduce the related receivable to the amount we expect to recover given all information presently available. As of December 31, 2005 we believe all our trade receivables are collectible and therefore no reserve has been recorded. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded when recovered.

Patents: We expense legal fees and application costs related to our patent application process. There is a  high degree of uncertainty in the outcome of approval for any of our patents. Once the patents are approved, any costs incurred to defend and register these patents will be capitalized.

Research and development: Research and development costs are charged to expense when incurred and are included in the statement of operations, except when certain qualifying expenses are capitalized in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 86. As of December 31, 2005 and 2004, no amounts had been capitalized.

Advertising: The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising costs for the years ended December 31, 2005, December 31, 2004 and for the period from August 22, 2003 (date of inception) to December 31, 2003 was $78,033, $1,494 and $-0-, respectively.

Inventories: Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company has included a standard labor amount in inventory for each PokerPro™ system in process. Costs not directly related to the components of the PokerPro™ system are expensed as incurred.

Offering Costs: Offering costs consist principally of legal, accounting, and underwriting fees incurred in connection with the Company’s offerings. These costs, which amount to approximately $2.6 million, have been charged to capital upon the receipt of capital.

Income taxes: The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

POKERTEK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 1. — Nature of Business and Significant Accounting Policies – (continued)

The accounting for income taxes involves significant judgments and estimates and deals with complex tax regulations. The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods.

Earnings (loss) per share: The Company computes earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted-average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potential dilutive shares due to their anti-dilutive effect. Basic and Diluted EPS are not presented for partial periods.

Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation. Direct costs incurred to implement the PokerPro™ system and make the asset ready for use are capitalized. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the shorter of the initial term of the lease or the useful life of the improvement. Expenditures for maintenance and repairs are expensed as incurred. For the years ended December 31, 2005 and December 31, 2004, and for the period from August 22, 2003 (date of inception) to December 31, 2003, the Company recorded $119,783, $306, and $0, of depreciation expense, respectively.

Stock-based compensation: The Company accounts for its stock-based compensation awards in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  Under SFAS No. 123, the Company values its stock options issued based upon the Black-Scholes option pricing model and recognizes this value over the period in which the options vest. There are inherent estimates made by management regarding the calculation of stock option expense, including volatility, expected life, and forfeiture rate. As the Company acquires more historical data related to its stock price and stock option activity, these estimates may be significantly different in future periods. Based on the Black-Scholes model, the Company recorded $280,212, $11,271 and $0 of compensation expense during the years ended December 31, 2005 and 2004 and for the period from August 22, 2003 (date of inception) to December 31, 2003, respectively.

Recent accounting pronouncements:

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior-period financial statements of voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The financial position, results of operations or cash flows will only be impacted by SFAS 154 if the Company implements a voluntary change in accounting principle or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets an amendment of APB No. 29 Accounting for Nonmonetary Transactions”, as part of its short-term international convergence project with the International Accounting Standards Board (“IASB”). Under SFAS No. 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on the financial position, results of operations or cash flows.

POKERTEK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 1. — Nature of Business and Significant Accounting Policies – (continued)

In December 2004, the FASB issued SFAS No. 123(R), which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS No. 123(R) replaces existing requirements under SFAS No. 123 and eliminates the Company’s ability to account for share-based compensation transactions using APB Opinion No. 25. In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. The provisions for SFAS No. 123(R) are effective for the Company on January 1, 2006. Since the Company currently expenses stock compensation costs, the adoption is not expected to have any material impact on our financial position.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). SFAS No. 151 requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of excess spoilage require treatment as current-period charges rather than a portion of the inventory cost. SFAS No. 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently assessing the requirements of the standard, which will be adopted effective January 1, 2006, but the Company does not believe that its adoption will have a material impact, if any, on the Company’s financial position or results of operations.

Note 2. — Merger

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

The asset acquired and liability assumed, which are summarized in the following paragraph, were recorded at the carrying value to PokerTek, LLC since PokerTek, LLC and the Company were under common control prior to the merger.

A summary of the asset acquired and liability assumed in connection with the merger of PokerTek, LLC is as follows:

Assets:
Cash	$185,000
Liabilities:
Loan from shareholder	$185,000

Since the Company and PokerTek, LLC were under common control prior to the merger, the financial statements have been restated as if the transaction had occurred on August 22, 2003. There was no operating activity in PokerTek, LLC prior to the merger.

Note 3. — Property and Equipment

Property and equipment consists of the following at December 31, 2005 and 2004:

POKERTEK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 3. — Property and Equipment – (continued)

	Useful Life (Years)	2005	2004
PokerPro™ systems	3	$1,074,423	$—
Equipment	5	273,628	66,266
Leasehold improvements	Lease term	31,063
		$1,379,114	$66,266
Less: accumulated depreciation		(120,089)	(306)
Property and equipment, net		$1,259,025	$65,960

Note 4. — Inventory

Inventory consists of the following at December 31, 2005 and 2004:

	2005	2004

Product hardware	$600,675	$30,705

Note 5. — Income Taxes and Change in Tax Status

For the period from August 22, 2003 (date of inception) to July 27, 2004, the Company, with the consent of its shareholders, elected to be taxed under certain sections of federal and state income tax law that provide that, in lieu of corporation income taxes, the shareholders separately account for their pro rata shares of the Company’s income deductions, losses and credits. On July 27, 2004, the Company’s shareholders terminated this election effective July 28, 2004.

As a result of the July 27, 2004 termination, the Company has federal net operating loss carryforwards as of December 31, 2005 and December 31, 2004 in the amount of approximately $3,530,000 and $587,000, respectively, and North Carolina net economic loss carryforwards of approximately $1,990,000 and $587,000, respectively. These carryforwards can be used to offset taxable income in future years, which expire through 2025. The December 31, 2004 carryforward has been adjusted to reflect the capitalization of start-up costs for an  amended 2004 tax return the Company is in the process of filing.

The Company is required to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” The Company has assessed its earnings history and anticipated earnings, the expiration date of the carryforwards and other factors and has determined that valuation allowances reflected below should be established against the deferred tax assets as of December 31, 2005 and December 31, 2004.

Temporary differences between the financial statement carrying amounts and tax bases of assets that give rise to significant portions of the deferred tax assets relate to the following at December 31, 2005 and December 31, 2004.

	2005	2004

Deferred tax asset:
Start-up costs capitalization	$178,469	$50,562
Loss carryforwards	1,290,650	232,159
Property and equipment	17,487	—
Stock-based compensation expense	105,443	4,394
Other	21,299	10,107
	1,613,348	297,222
Less valuation allowance	(1,613,348)	(297,222)
	$—	$—

POKERTEK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 5. — Income Taxes and Change in Tax Status – (continued)

A reconciliation of income tax expense at statutory rates (approximately 36% federal and state) to the income tax expense reported in the statements of operations is as follows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003:

	2005	2004	2003

Federal tax benefit at statutory rate	$1,258,185	$262,793	$22,092
State tax benefit, net of federal taxes	80,478	22,525	1,410
Loss taxed at shareholder level	—	—	(23,502)
Increase in valuation allowance	(1,316,126)	(297,222)	—
Other	(22,537)	11,904	—
Income tax expense	$—	$—	$—

Note 6. — Commitments

The Company leases corporate offices under lease agreements with terms up to 5 years and which require the Company to pay property taxes, insurance and maintenance. The Company also leases certain office equipment under lease agreements with terms up to 3 years. The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year Ending December 31,	Amount

2006	$135,920
2007	135,920
2008	133,320
2009	132,800
2010	33,900
$571,860

Rent expense for the years ended December 31, 2005, December 31, 2004, and for the period from August 22, 2003 (date of inception) to December 31, 2003 was $76,138, $11,295 and $0, respectively.

The Company has entered into employment agreements with certain officers that include base salaries and certain benefits. These agreements have terms ranging from two to four years.

Note 7. — Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation ranging from 3% to 5%. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company makes a matching contribution equal to 100% on the first 3% of the participants’ elective deferral and 50% on deferral from 3% to 5%. Total expense recorded for the Company’s match for the years ended December 31, 2005, December 31, 2004, and for the period from August 22, 2003 (date of inception) to December 31, 2003, was $15,762, $267, and $0, respectively.

Note 8. — Loans from Shareholders

On June 10, 2004, the Company executed an unsecured promissory note (“Note”) with WPT Enterprises, Inc. (“WPT”) for approximately $185,000. In consideration for the Note given to the Company, the Company issued 1,080,000 shares of common stock to WPT. The fair value of the common stock computed at the time of issue was nominal. The Note bears interest at the lowest Federal applicable rate and was originally due in June 2009. In addition, as part of the transaction with WPT, the Company received a 10-year royalty-free license to use the

POKERTEK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 8. — Loans from Shareholders – (continued)

 “World Poker Tour” name and related logo and trademark in the United States within the commercial poker table market. The Note was repaid in full in the amount of $185,090 on October 12, 2005.

Also included in loans from shareholders were various non-interest bearing loans from shareholders in connection with the initial start-up of the Company. These loans had no scheduled maturity date. The aggregate outstanding amount of these non-interest bearing loans totaled $140,953 and was repaid on October 12, 2005.

Note 9. — Shareholder’s Equity

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

Initial Public Offering: On July 29, 2005, the Company’s Board of Directors approved the sale of 2,300,000 shares of common stock in the public market. On October 14, 2005, the SEC declared effective a registration statement of the Company that registered the offer and sale of up to 2,000,000 shares of the Company’s common stock, at $11.00 per share, in the Company’s initial public offering and an additional 300,000 shares of the Company’s common stock that may be sold if the underwriter involved in the offering exercises its over-allotment option. The Company’s common stock was approved for trading on the Nasdaq National Market System and began trading on October 14, 2005. The initial closing of the offering, at which the Company sold 2,000,000 shares of common stock, occurred on October 19, 2005, with the Company receiving proceeds of approximately $19.6 million, net of offering expenses and underwriting discounts. On November 23, 2005, the underwriter gave notice that it would exercise its over-allotment option to acquire an additional 225,000 shares of common stock, resulting in additional net proceeds of $2.2 million to the Company.

Common and Preferred Stock: On July 29, 2005, the Company’s Board of Directors adopted the Amended and Restated Articles of Incorporation (the “Amendment”). Pursuant to the Amendment, the Company increased the number of shares of common stock that were authorized to issue from 10,000,000 to 100,000,000 and authorized the issuance, without further shareholder approval, of up to 5,000,000 shares of “blank check” preferred stock, no par value, in one or more series, having such rights and preferences, privileges and restrictions as the Company’s Board of Directors may determine.

Consulting Services: On April 7, 2004, the Company issued 120,000 shares of common stock in exchange for certain consulting services. The fair value of the common stock computed at the time of issue was nominal and has been included in additional paid-in-capital.

Stock Incentive Plan: In 2004, the Company’s Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for the issuance of up to 825,000 shares of common stock to the Company’s employees, directors and designated independent contractors. On July 29, 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the issuance of up to 812,500 shares of common stock, plus up to 812,500 shares that were subject to outstanding awards under the 2004 Plan as of the effective date of the 2005 Plan that cease for any reason to be subject to such awards, up to a maximum of 1,625,000 shares of common stock. At December 31, 2005 and December 31, 2004, options to purchase 1,053,650 and 471,500 shares of common stock, respectively, had been granted to certain directors, officers, employees and independent contractors of the Company. Options granted under the 2005 Plan generally vest over periods ranging from two to four years and expire in ten years. The value of the options granted is being charged to expense over the service

POKERTEK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 9. — Shareholder’s Equity – (continued)

period or vesting period, as appropriate, and is included in “Selling, general and administrative” expense on the Statement of Operations. The amount of related expense calculated using the Black-Scholes option pricing model and recognized in 2005 and 2004 and the for the period from August 22, 2003 (date of inception) to December 31, 2003 was $280,212, $11,271 and $0, respectively.

As of December 31, 2005 and December 31, 2004, there were 571,350 and 353,500 shares available for grant under the 2005 Plan, respectively.

On the date of grant using the Black-Scholes option-pricing model, the following assumptions were used to estimate the grant-date fair value of the options in the periods indicated:

	2005	2004

Risk-free interest rate (weighted average)	3.80%	3.40%
Expected volatility	0-30%	0%
Expected dividend yield	0%	0%
Expected life (years) (weighted average)	5.0	3.5

The resulting weighted average fair value per option applied to the options granted were $1.31 and $0.31 per share for the years ended December 31, 2005 and December 31, 2004, respectively.

A summary of the stock option activity and weighted average exercise price for the years ended December 31, 2005 and December 31, 2004 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2003	—	$—
Granted	471,500	2.65
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2004	471,500	2.65
Granted	617,150	6.34
Exercised	(8,750)	2.67
Forfeited	(26,250)	2.67
Outstanding at December 31, 2005	1,053,650	4.81
Exercisable at December 31, 2005	425,475	$2.73

The following table summarizes information concerning options outstanding and options exercisable as of December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise rice

$0.01	4,000	9.0	$0.01	4,000	$0.01
$2.67	745,000	8.8	$2.67	414,287	$2.67
$5.58	33,500	9.3	$5.58	4,188	$5.58
$9.84	79,650	10.0	$9.84	—	$0.00
$11.00	191,500	9.6	$11.00	3,000	$11.00
	1,053,650	9.1	$4.81	425,475	$2.73

POKERTEK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 9. — Shareholder’s Equity – (continued)

Warrant: As part of our IPO, we issued to the Underwriter, for a purchase price of $50.00, a warrant (the “Underwriter’s Warrant”) to purchase up to a total of 200,000 shares of our common stock. The Underwriter’s Warrant is not exercisable during the first year after October 13, 2005 (the date of our initial prospectus) and thereafter is exercisable at a price of $17.60 per share for a period of four years. The Underwriter’s Warrant contains customary anti-dilution provisions and certain demand and participatory registration rights. The Underwriter’s Warrant also includes a “cashless” exercise provision entitling the Underwriter to convert the Underwriter’s Warrant into shares of our common stock. The Underwriter’s Warrant may not be sold, transferred, assigned or hypothecated for a period of one year from October 13, 2005, except to officers or partners of the Underwriter and members of the selling group and/or their officers or partners. The fair value of the warrant was computed at the time of issue and was nominal.

Note 10. — Capitalized Software

The Company capitalizes internally developed software costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. The PokerPro™ system achieved technological feasibility concurrently with the system’s general release at the Seminole Hardrock Casino. Accordingly, for the years ended December 31, 2005, December 31, 2004 and from August 22, 2003 (date of inception) to December 31, 2003, no internal software development costs have been capitalized.

Note 11. — Subsequent Event

On January 20, 2006, PokerTek, Inc. entered into an international distribution rights agreement (the “Distribution Agreement”) with Aristocrat International Pty. Limited and its Affiliates (collectively, “Aristocrat”). Aristocrat International Pty. Limited is a wholly owned subsidiary and affiliate of Aristocrat Leisure Limited, a leading global provider of gaming solutions that focuses primarily on video slot machines, progressive systems and casino management systems. The Distribution Agreement provides Aristocrat with the sole and exclusive right to globally (excluding the United States and Canada) distribute, market, enter into license agreements and, under certain circumstances, manufacture our PokerPro™ system, in return for Aristocrat’s payment to the Company of a portion of the license fees received by Aristocrat from each customer in connection with Aristocrat’s licensing of the PokerPro™ system. Among other things, the Company will, at its own expense, provide Aristocrat with the necessary training to install, operate, maintain and service the PokerPro™ system and obtain and maintain all current approvals of appropriate regulators in existence on the date of the Distribution Agreement.

In connection with the Distribution Agreement, Aristocrat indicated its desire to enter into one or more securities purchase agreements (the “Purchase Agreements”) with one or more of the Company’s existing shareholders to negotiate the purchase of an aggregate of approximately ten percent (10%) of the issued and outstanding shares of the Company’s common stock. In that regard and in the course of negotiating the Distribution Agreement, the Company agreed (but was not contractually obligated) to attempt to obtain the commitment of certain of its shareholders to sell certain of their shares of common stock to Aristocrat.

The term of the Distribution Agreement is for a period of six months, beginning on the commencement date (January 20, 2006). During the term of the Distribution Agreement and for a period of two years thereafter, Aristocrat cannot manufacture, sell, promote or distribute any other product that competes directly with the PokerPro™ system, including but not limited to any player banked electronic poker table. The term of the Distribution Agreement was automatically extended to ten years upon the execution by Aristocrat and four of our shareholders (three of whom were Named Executive Officers) of four separate purchase agreements for an aggregate of 946,800 shares of the Company’s issued and outstanding common stock.

On March 1, 2006, the Board of Directors of PokerTek, Inc., upon the recommendation of the Board’s Nominating and Governance Committee, appointed a new director, Joseph J. Lahti, former President, Chief

POKERTEK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 11. — Subsequent Event – (continued)

Executive Officer and Chairman of Shuffle Master, Inc. The addition of Mr. Lahti brings the number of members of PokerTek’s Board to five. Mr. Lahti’s appointment was effective upon his acceptance of the position on March 2, 2006 and will continue until the 2006 annual meeting of the Company’s shareholders or until his prior death, resignation, removal or disqualification or until there is a decrease in the number of directors. Mr. Lahti was appointed by the Board to serve as a member of the Board’s Audit and Compensation Committees.

Note 12. — Summarized Quarterly Financial Information (Unaudited)

	2005
	Q1	Q2	Q3	Q4	Total

Revenues:
License fees	$—	$—	$42,000	$228,400	$270,400
Product sales	—	—	5,360	38,588	43,948
Total revenues	—	—	47,360	266,988	314,348
Costs and operating expenses:
Cost of product sales	—	—	4,267	34,239	38,506
Selling, general and administrative	259,779	354,855	383,769	760,714	1,759,117
Research and development	464,988	511,929	532,166	778,712	2,287,795
Depreciation	3,314	3,313	13,813	99,343	119,783
	728,081	870,097	934,015	1,673,008	4,205,201
Operating loss	(728,081)	(870,097)	(886,655)	(1,406,020)	(3,890,853)
Interest income	3,082	14,557	15,504	157,166	190,309
Net loss	$(724,999)	$(855,540)	$(871,151)	$(1,248,854)	$(3,700,544)
Net Loss Per Common Share – Basic and Diluted:	$(0.11)	$(0.12)	$(0.12)	$(0.14)	$(0.49)
Weighted Average Common Shares Outstanding – Basic and Diluted:	6,695,576	7,080,357	7,234,270	9,036,294	7,517,278

We are considered a development stage company, having received nominal revenues beginning in the third quarter of 2005.

	2004
	Q1	Q2	Q3	Q4	Total

Revenues:
Product sales	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—
Costs and operating expenses:
Selling, general and administrative	6,817	69,621	106,793	271,758	454,989
Research and development	13,499	37,659	73,394	352,031	476,583
Depreciation	—	—	—	306	306
	20,316	107,280	180,187	624,095	931,878
Operating loss	(20,316)	107,280	(180,187)	(624,095)	(931,878)
Interest income	—	—	1,656	4,486	6,142
Interest (expense)	—	—	—	(101)	(101)
Net interest income (expense):	—	—	1,656	4,385	6,041
Net loss	$(20,316)	$(107,280)	$(178,531)	$(619,710)	$(925,837)
Net Loss Per Common Share – Basic and Diluted:	$—	$(0.02)	$(0.03)	$(0.09)	$(0.16)
Weighted Average Common Shares Outstanding – Basic and Diluted:	4,725,000	5,073,132	6,452,677	6,695,576	5,743,957

POKERTEK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 13. — Segment Information

The Company has identified one business segment for reporting purposes: Manufacturing and Distributing Poker-Pro™ System.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Years Ended December 31, 2005, 2004 and the Period From August 22, 2003 (date of inception) to December 31, 2003
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions for Amounts Written Off	Balance at End of Period
Allowance for receivables:
2003	$—	$—	$—	$—	$—
2004	$—	$8,000	$—	$—	$8,000
2005	$8,000	$—	$—	$8,000	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POKERTEK, INC.

Date: March 16, 2006	By:	/s/ Gehrig H. White
Gehrig H. White Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gehrig H. White	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006
Gehrig H. White

/s/ Christopher Daniels	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2006
Christopher Daniels

/s/ Lyle Berman	Chairman of the Board of Directors	March 16, 2006
Lyle Berman

/s/ James T. Crawford	President, Secretary and Director	March 16, 2006
James T. Crawford

/s/ Joseph J. Lahti	Director	March 16, 2006
Joseph J. Lahti

/s/ Arthur Lee Lomax	Director	March 16, 2006
Arthur Lee Lomax

EXHIBIT INDEX

Exhibit No.	Description

2.1

Plan of Merger of PokerTek, LLC with and into PokerTek, Inc. (f/k/a National Card Club Corporation) dated July 27, 2004 (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).
3.2	Bylaws (As Amended and Restated Through July 29, 2005) (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A filed on October 5, 2005 (No. 333-127181)).
10.1

Option Agreement between World Poker Tour, LLC and PokerTek, Inc. dated April 7, 2004 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on August 4, 2005  (No. 333-127181)).

10.2

Amendment to Option Agreement between World Poker Tour, LLC and PokerTek, Inc. dated June 10, 2004 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.3

License Agreement between PokerTek, Inc. and Standing Stone Gaming, LLC dated January 26, 2005 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.4

Office/Warehouse Lease Agreement between PokerTek, Inc. and AdBel, Ltd. dated March 28, 2005 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.5

Trademark Application Rights Assignment Agreement among PokerTek, Inc., James Crawford and Gehrig H. White dated July 13, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.6	PokerTek, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*
10.7

Form of Stock Option Agreement for PokerTek, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1/A filed on September 13, 2005 (No. 333-127181)).*

10.8	Form of Non-Employee Director Stock Option Agreement for PokerTek, Inc. (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on March 6, 2006).*
10.9

PokerTek, Inc. 2004 Stock Incentive Plan, as amended and restated through July 29, 2005 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.10	Form of Stock Option Agreement for 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*
10.11

Key Employee Agreement between PokerTek, Inc. and Christopher Daniels dated as of July 15, 2004 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.12

Amendment to Key Employee Agreement between PokerTek, Inc. and Christopher Daniels effective as of July 1, 2005 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.13

Key Employee Agreement between PokerTek, Inc. and Hal Shinn dated as of August 9, 2004 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.14

Amendment to Key Employee Agreement between the PokerTek, Inc. and Hal Shinn effective as of July 1, 2005 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on August 4, 2005  (No. 333-127181)).*

10.15

Indemnification Agreement between PokerTek, Inc. and Lyle Berman effective as of January 31, 2005 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.16	Form of Subscription Agreement for PokerTek, Inc. (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.17

Form of Warrant Agreement between PokerTek, Inc. and Feltl and Company (incorporated by reference to Exhibit A to Exhibit 1.1 to our Registration Statement on Form S-1/A filed on September 13, 2005  (No. 333-127181)).

10.18

PokerPro Software Licensing Agreement between PokerTek, Inc. and Seminole Tribe of Florida dated September 1, 2005 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1/A filed on October 5, 2005 (No. 333-127181)).

10.19

Distribution Agreement between PokerTek, Inc. and Aristocrat International Pty. Limited and its Affiliates, dated January 20, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 26, 2006).

10.20	Board Agreement between PokerTek, Inc. and Lyle Berman, dated January 31, 2005.*
10.21	Board Agreement between PokerTek, Inc. and Joe Lahti, dated March 2, 2006 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on March 6, 2006).*
23.1	Consent of McGladrey & Pullen, LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

——————

*

Compensatory plan or arrangement or management contract

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-51572.