Form 10-Q
period 2006-03-31
POKERTEK INC
filed 2006-05-11
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to______________________

Commission File Number: 000-51572

PokerTek, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	61-1455265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1020 Crews Road, Suite J, Matthews, North Carolina 28106
(Address of principal executive offices)

(704) 849-0860
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

As of April 30, 2006, there were 9,472,020 shares outstanding of the registrant’s common stock.

POKERTEK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

PokerTek, Inc.
(A Development Stage Company)

Balance Sheets

	March 31, 2006	December 31, 2005
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$18,290,940	$20,373,900
Trade receivables	228,049	151,200
Prepaid expenses and other assets	370,086	315,550
Inventory (Note 3)	1,031,790	600,675
Total current assets	19,920,865	21,441,325

Other Assets
Security deposit	2,800	2,800
Property and equipment, net of accumulated depreciation (Note 2)	1,423,608	1,259,025

Total assets	$21,347,273	$22,703,150

Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable and accrued expenses	$365,208	$214,465

Commitments (Notes 4 and 5)

Shareholder's Equity (Note 6)
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 9,472,020 and 9,468,020 at March 31, 2006 and December 31, 2005, respectively	-	-
Capital	27,264,156	27,180,041
Accumulated deficit during the development stage	(6,282,091)	(4,691,356)
Total shareholder's equity	20,982,065	22,488,685

Total liabilities and shareholder's equity	$21,347,273	$22,703,150

See Notes to Interim Financial Statements.

PokerTek, Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Period from Aug 22, 2003 (date of inception) to March 31,
	2006	2005	2006

Revenues:
License Fee	$360,000	$-	$630,400
Product Sales	112,516	-	156,464
Total revenues	$472,516	$-	$786,864

Costs and operating expenses:
Cost of product sales	$109,688	$-	$148,194
Selling, general and administrative	992,576	259,779	3,206,682
Research and development	1,040,759	464,988	3,870,112
Depreciation	115,923	3,314	236,012
Total costs and operating expenses	2,258,946	728,081	7,461,000

Operating loss	(1,786,430)	(728,081)	(6,674,136)

Non-operating income:
Interest income, net	195,695	3,082	392,045

Net loss	$(1,590,735)	$(724,999)	$(6,282,091)

Net loss per common share - basic and diluted:	$(0.17)	$(0.11)

Weighted average common shares outstanding - basic and diluted:	9,469,598	6,695,576

 See Notes to Interim Financial Statements.

PokerTek, Inc.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		Period from Aug 22, 2003 (date of inception) to March 31,
	2006	2005	2006
Cash Flows from Operating Activities
Net loss	$(1,590,735)	$(724,999)	$(6,282,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115,923	3,314	236,012
Stock-based compensation expense	120,786	1,122	412,269
Provision for other receivables	-	-	8,000
Changes in assets and liabilities:
Increase in security deposit	-	-	(2,800)
Increase in trade and other receivables	(76,849)	-	(236,049)
Increase in prepaid expenses and other assets	(54,536)	-	(370,086)
Increase in inventory	(431,115)	(112,464)	(1,031,790)
Increase (decrease) in accounts payable and accrued expenses	150,743	(9,271)	365,208
Net cash used in operating activities	(1,765,783)	(842,298)	(6,901,327)
Cash flows from investing activities
Purchases of property and equipment	(280,506)	-	(1,659,620)
Net cash used in investing activities	(280,506)	-	(1,659,620)
Cash flows from financing activities
Proceeds (expenses) from issuance of common stock, private placement of common stock and common stock options exercised, net of expenses	(36,671)	1,364,746	26,851,887
Net cash provided by (used in) financing activities	(36,671)	1,364,746	26,851,887
Net increase (decrease) in cash and cash equivalents	(2,082,960)	522,448	18,290,940
Cash and cash equivalents:
Beginning	20,373,900	1,322,871	-
Ending	$18,290,940	$1,845,319	$18,290,940

See Notes to Interim Financial Statements.

POKERTEK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2006

Note 1. Nature of Business and Interim Basis of Presentation

Basis of Presentation.  These interim financial statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements, as permitted by such rules and regulations. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Company, the accompanying interim financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at March 31, 2006, and the results of its operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

Description of Business. We were formed to develop and market the PokerPro™ system, an electronic poker table that provides a fully-automated poker-room environment, to tribal casinos, commercial casinos and card clubs. The PokerPro™ system is designed to increase casino revenue while helping to reduce the labor costs associated with poker rooms. The PokerPro™ system has shown that by eliminating a live dealer, more hands of poker can be played in a given amount of time, thereby increasing revenue generated by the rake. In addition, the elimination of a live dealer allows casinos and card clubs to avoid the labor costs of using a live dealer to operate a poker table. The PokerPro™ system is also designed to improve players’ gaming experience by eliminating dealer and player mistakes, eliminating the need for dealer tipping and by providing players with automated game information not available at poker tables operated by live dealers. We have also designed the PokerPro™ system to increase security in casinos by eliminating the potential for collusion between a player and a live dealer. In addition, because the PokerPro™ system provides automated information on bets placed and hands played that is not available with tables operated by live dealers, we believe it will increase security by assisting casinos in identifying potential collusion between players.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Recent accounting pronouncements:

In March 2006, the FASB issued SFAS No. 156,“Accounting for Servicing of Financial Assets,” which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 is effective in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact, if any, of the adoption of SFAS No. 156 on the fiscal year 2007 financial statements.

Note 2. Property and Equipment

Property and equipment consists of the following at March 31, 2006 and December 31, 2005:

	Useful life (years)	March 31, 2006	December 31, 2005
PokerPro™ systems	3	$1,261,948	$1,074,423
Equipment	5	343,468	273,628
Leasehold improvements	Lease term	54,204	31,063
		$1,659,620	$1,379,114
Less: accumulated depreciation		(236,012)	(120,089)
Property and equipment, net		$1,423,608	$1,259,025

Note 3. Inventory

Inventory consists of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Product hardware	$1,031,790	$600,675

Note 4. Commitments

The Company leases corporate offices under lease agreements with terms up to 5 years and which require the Company to pay property taxes, insurance and maintenance. The Company also leases certain office equipment under lease agreements with terms up to 3 years. The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year Ending March 31,	Amount
2007	$135,920
2008	135,660
2009	132,800
2010	132,800
$537,180

Rent expense for the three months ended March 31, 2006 and March 31, 2005 was $34,729 and $8,400, respectively.

The Company has entered into employment agreements with certain officers that include base salaries and certain benefits. These agreements have terms ranging from two to four years.

Note 5. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation ranging from 3% to 5%. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company makes a matching contribution equal to 100% on the first 3% of the participants’ elective deferral and 50% on deferral from 3% to 5%. Total expense recorded for the Company’s match for the three months ended March 31, 2006 and March 31, 2005 was $9,527 and $2,423, respectively.

Note 6. Shareholder’s Equity

Stock Incentive Plan: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior to this adoption, we accounted for our stock-based employee compensation awards in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.  The Company adopted SFAS No. 123R using the modified-prospective transition method, which requires the Company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations about future forfeitures. As required under the modified-prospective transition method, prior periods have not been restated. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R. The Company allocates share-based payment expense between selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses based on the same factors as cash compensation.

For stock options issued both before and after adoption of SFAS No. 123R, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. As part of its adoption of SFAS No. 123R, for stock options issued after December 31, 2005, the Company reevaluated its assumptions in estimating the fair value of stock options granted. Principal assumptions used are as follows: (a) expected volatility for the Company's stock price is based on historical volatility and implied market volatility, (b) historical exercise data is used to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding, and (c) the risk-free interest rate is the rate on zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The Company recognizes compensation expense for the fair value of stock options, which have graded vesting, on the straight-line basis over the requisite service period of the awards.

At March 31, 2006 and December 31, 2005, options to purchase 1,328,150 and 1,053,650 shares of common stock, respectively, had been granted to certain directors, officers, employees and independent contractors of the Company. Options granted under the 2005 Plan generally vest over periods ranging from two to four years and expire in ten years. The value of the options granted is being charged to expense over the service period or vesting period, as appropriate. The amount of related expense calculated using the Black-Scholes option pricing model and recognized in the three months ended March 31, 2006 and March 31, 2005 was $120,786 ($67,188 allocated to SG&A, $53,598 to R&D) and $1,122 (all in SG&A), respectively. There was no tax benefit related to the options exercised during the three months ended March 31, 2006.

On the date of grant using the Black-Scholes option-pricing model, the following weighted average assumptions were used to estimate the grant-date fair value of the options in the periods indicated:

	March 31,
	2006	2005
Risk-free interest rate	4.82%	3.70%
Expected volatility	30%	0%
Expected dividend yield	0%	0%
Expected life (years)	5.0	5.0

A summary of the stock option activity and weighted average exercise price for the three months ended March 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,053,650	$4.81
Granted	281,500	11.96
Exercised	(4,000)	0.01
Forfeited	(3,000)	9.84
Outstanding at March 31, 2006	1,328,150	6.33	9.8	$7,477,485
Exercisable at March 31, 2006	349,083	$3.59	8.6	$2,921,825
Available for grant	284,100

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and March 31, 2005 was $4.26 and $0.25, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $46,920. The total fair value of options vested during the three months ended March 31, 2006 and March 31, 2005 was $978,029 and $212,180, respectively.

A summary of the status of nonvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

Nonvested Shares:	Shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2005	790,675	$1.05
Granted	273,167	4.26
Forfeited	(3,000)	3.41
Vested	(81,775)	0.74
Balance at March 31, 2006	979,067	$1.96

As of March 31, 2006, there was $1,294,233 of total unrecognized compensation cost related to nonvested stock options, which will be recognized during the remainder of fiscal 2006 through fiscal year 2011 in the amounts of $620,953, $404,839, $187,798, $70,762, $9,566, and $315, respectively.

Common Stock: As noted in the preceding table, the number of shares outstanding of our common stock increased 4,000 during the quarter ended March 31, 2006, from 9,468,020 to 9,472,020, due to the exercise of certain options.

Note 7. Capitalized Software

The Company capitalizes internally developed software costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. The PokerPro™ system achieved technological feasibility concurrently with the system’s general release at the Seminole Hardrock Casino. Accordingly, from August 22, 2003 (date of inception) to March 31, 2006, no internal software development costs have been capitalized.

Note 8. Subsequent Events

In April 2006, we received regulatory approval from the California Division of Gaming, which allows us to distribute PokerPro™ tables to California card clubs and to some Native American casinos. Other Native American casinos in California require Gaming Laboratories International (“GLI”) certification prior to adopting use of new gaming devices. The PokerPro™ system is currently undergoing GLI testing, so the license of the system to these Native American casinos will not be permitted until the GLI certification process is successfully completed. In addition, in April 2006 we also received regulatory approval from the British Gaming Commission, which allows us (through Aristocrat International Pty. Limited, our international distributor) to distribute PokerPro™ tables to card clubs and casinos in the United Kingdom.

During April 2006, the Company successfully launched the PokerPro™ systems with four major cruise lines, each for a paid trial period of 60 days. The Company and each of these cruise lines have begun negotiation of longer term agreements pending results from the trials.

As of April 2006, the Chickasaw Nation elected to remove 12 tables from the rural Chickasaw Nation properties in Oklahoma. Customer traffic in these casinos was less than originally anticipated and therefore the systems were removed. The Chickasaw Nation continues to operate the initial four tables installed at their largest facility.

Note 9. Segment Information

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. The Company’s actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of the Company’s products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of privileged operating licenses by governmental authorities, competitive pressures and general economic conditions, and the Company’s financial condition.

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that the Company makes in this and other reports that discuss factors germane to the Company’s business.

Overview

The Company was formed to develop and market the PokerPro™ system, an electronic poker table that provides a fully-automated poker-room environment, to tribal casinos, commercial casinos and card clubs. The PokerPro™ system is designed to increase casino revenue and security while helping to reduce the labor costs associated with poker rooms. The Company’s testing of the PokerPro™ system has shown that by eliminating a live dealer, more hands of poker can be played in a given amount of time, thereby increasing the revenue opportunities. In addition, the elimination of a live dealer allows casinos and card clubs to avoid the labor costs of using a live dealer to operate a poker table. The PokerPro™ system is also designed to improve players’ gaming experience by eliminating dealer and player mistakes, eliminating the need for dealer tipping and by providing players with automated game information not available at poker tables operated by live dealers, such as chip stack calculation, pot calculation and the ability to view previous hands played.

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenues. Revenues increased from $0 during the three months ended March 31, 2005 to $472,516 for the three months ended March 31, 2006. This increase related to licensing fees with tribal casinos and equipment sales of the PokerPro™ system to Aristocrat International Pty. Limited and its affiliates, our international distributor, for demonstration to licensing bodies and potential customers. On March 27, 2006 the Company added the Seminole Casino in Immokalee, Florida to its customer base under the same terms as prior Seminole casinos.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased from $259,779 during the three months ended March 31, 2005 to $992,576 for the three months ended March 31, 2006. This increase was primarily the result of the addition of personnel and infrastructure to support our growth strategy, including an increase of $66,066 of non-cash stock option expense calculated using the Black-Scholes option pricing model; an increase of $132,887 of legal and professional fees related to being a public company; and an increase of $58,667 related to travel and entertainment.

Research and Development Expenses. Research and development expenses (“R&D”) increased from $464,988 for the three months ended March 31, 2005 to $1,040,759 for the three months ended March 31, 2006. The increase was the result of a significant increase in research and development activity related to the PokerPro™ system and an increase of $53,598 of non-cash stock option expense calculated using the Black-Scholes option pricing model.

Depreciation. Depreciation increased from $3,314 for the three months ended March 31, 2005 to $115,923 for the three months ended March 31, 2006. The depreciation primarily relates to the PokerPro™ systems put in place during the last two quarters of fiscal year 2005 and the first three months of fiscal year 2006.

Net Interest Income. Net interest income increased from $3,082 for the three months ended March 31, 2005 to $195,695 for the three months ended March 31, 2006. The interest income relates to the interest earned from our cash and cash equivalents, which had a larger balance due to our initial public offering during the fourth quarter of fiscal year 2005.

Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans from our principals and from issuances of our common stock. As of October 12, 2005, we repaid all such loans.

For the three months ended March 31, 2006, we incurred a net loss of $1,590,735 and used $1,765,783 of cash in operating activities. At March 31, 2006, we had an accumulated deficit of $6,282,091. The generation of cash flow sufficient to meet our cash needs depends on the continued development of the PokerPro™ system and obtaining the regulatory approvals required to license it and successfully market it to tribal casinos, card clubs and commercial casinos.

We anticipate our cash requirements to be approximately $600,000 to $800,000 per month as a result of our expected growth and the need to manufacture PokerPro™ systems to meet anticipated demand.

Based on our cash flow projections, we expect that the proceeds of our initial public offering in October 2005 and anticipated revenues will be sufficient to support our operations into the foreseeable future. If sales of the PokerPro™ system do not meet our projections or our expenses exceed our expectations, then we may need to raise additional funds through additional public or private offerings of our securities or through a credit facility.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company’s Form 10-K for the year ended December 31, 2005. During the first three months of fiscal 2006, there were no material changes outside the ordinary course of business in the company’s contractual obligations or the estimated timing of the future cash payments.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Form 10-K for the year ended December 31, 2005. During the first three months of fiscal 2006, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS 156,“Accounting for Servicing of Financial Assets,” which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact, if any, of the adoption of SFAS 156 on the fiscal year 2007 financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Events

In April 2006, we received regulatory approval from the California Division of Gaming, which allows us to distribute PokerPro™ tables to California card clubs and to some Native American casinos. Other Native American casinos in California require Gaming Laboratories International (“GLI”) certification prior to adopting use of new gaming devices. The PokerPro™ system is currently undergoing GLI testing, so the license of the system to these Native American casinos will not be permitted until the GLI certification process is successfully completed. In addition, in April 2006 we also received regulatory approval from the British Gaming Commission, which allows us (through Aristocrat International Pty. Limited, our international distributor) to distribute PokerPro™ tables to card clubs and casinos in the United Kingdom.

During April 2006, the Company successfully launched the PokerPro™ systems with four major cruise lines, each for a paid trial period of 60 days. The Company and each of these cruise lines have begun negotiation of longer term agreements pending results from the trials.

As of April 2006, the Chickasaw Nation elected to remove 12 tables from the rural Chickasaw Nation properties in Oklahoma. Customer traffic in these casinos was less than originally anticipated and therefore the systems were removed. The Chickasaw Nation continues to operate the initial four tables installed at their largest facility.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company’s interest rate risk has not changed significantly from the disclosure in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a−15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We are not currently required to comply with Section 404 (Management’s Annual Report on Internal Control Over Financial Reporting) of the Sarbanes-Oxley Act of 2002 because we are not an “accelerated filer,” as defined by Rule 12b-2 under the Exchange Act. We are in the process of implementing internal control over financial reporting processes and procedures for our financial reporting so that our management can report on these processes and procedures when required to do so.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

The Company is subject to a variety of risks, including component supply risk, reliance on supply chain, competition, political and economic risks, business risks, risk that operating results and net earnings may not meet expectations, regulatory risks, acquisition risk, protection of intellectual property, product liability and other litigation risks, marketing distributor relationships and natural disasters. These risk factors are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 following Item 1A under the heading “Risk Factors”. There were no material changes during the most recent fiscal quarter in the risk factors described in the Company’s Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

The SEC declared our registration statement filed on Form S−1 under the Securities Act (File No. 333−127181) effective on October 13, 2005, in connection with the initial public offering of our common stock, no par value per share.

During the quarter ended March 31, 2006, we spent approximately $280,000 on capital expenditures (approximately $1,403,000 since the IPO), which consisted almost entirely of the purchase of components for the PokerPro™ system and related tables, and approximately $2,168,000 on working capital (approximately $2,663,000 since the IPO). Other than as set forth herein, we have not spent any of the remaining net proceeds from the initial public offering. All such payments described herein were direct payments to others.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: May 11, 2006	By:	/s/ Gehrig H. White
Gehrig H. White, Chief Executive Officer (Principal Executive Officer)

/s/ Christopher Daniels
Christopher Daniels, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-51572.