Form 10-Q
period 2006-06-30
POKERTEK INC
filed 2006-08-10
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of August 2, 2006, there were 9,472,020 shares outstanding of the registrant’s common stock.

POKERTEK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

PokerTek, Inc.
(A Development Stage Company)

Balance Sheets

	June 30, 2006	December 31, 2005
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$16,239,915	$20,373,900
Trade receivables	144,285	151,200
Prepaid expenses and other assets	266,447	315,550
Inventory (Note 3)	959,472	600,675
Total current assets	17,610,119	21,441,325

Other Assets
Security deposit	2,800	2,800
Property and equipment, net of accumulated depreciation (Note 2)	1,639,479	1,259,025
Total assets	$19,252,398	$22,703,150

Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable and accrued expenses	$258,731	$214,465

Commitments (Notes 4 and 5)

Shareholder's Equity (Note 6)
Preferred stock, no par value per share; authorized 5,000,000, none
issued and outstanding	—	—
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 9,472,020 and 9,468,020 at
June 30, 2006 and December 31, 2005, respectively	—	—
Capital	27,507,743	27,180,041
Accumulated deficit during the development stage	(8,514,076)	(4,691,356)
Total shareholder's equity	18,993,667	22,488,685
Total liabilities and shareholder's equity	$19,252,398	$22,703,150

See Notes to Interim Financial Statements.

PokerTek, Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2006	2005

Revenues:
License fees	$133,178	$—
Product sales	181,086	—
Total revenues	314,264	—

Costs and operating expenses:
Cost of product sales	172,613	—
Selling, general and administrative	1,517,816	354,855
Research and development	910,662	511,929
Depreciation	152,007	3,313
Total costs and operating expenses	2,753,098	870,097

Operating loss	(2,438,834)	(870,097)

Non-operating income:
Interest income	206,849	14,557

Net loss	$(2,231,985)	$(855,540)

Net loss per common share - basic and diluted:	$(0.24)	$(0.12)

Weighted average common shares outstanding - basic and diluted:	9,472,020	7,080,357

See Notes to Interim Financial Statements.

PokerTek, Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

	Six Months Ended June 30,		Period from August 22, 2003 (date of inception) to June 30,
	2006	2005	2006

Revenues:
License fees	$493,178	$—	$763,578
Product sales	293,602	—	337,550
Total revenues	786,780	—	1,101,128

Costs and operating expenses:
Cost of product sales	282,301	—	320,807
Selling, general and administrative	2,510,392	614,634	4,724,498
Research and development	1,951,421	976,917	4,780,774
Depreciation	267,930	6,627	388,019
Total costs and operating expenses	5,012,044	1,598,178	10,214,098

Operating loss	(4,225,264)	(1,598,178)	(9,112,970)

Non-operating income:
Interest income	402,544	17,639	598,894

Net loss	$(3,822,720)	$(1,580,539)	$(8,514,076)

Net loss per common share - basic and diluted:	$(0.40)	$(0.23)

Weighted average common shares outstanding - basic and diluted	9,470,816	6,890,104

See Notes to Interim Financial Statements.

PokerTek, Inc.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		Period from August 22, 2003 (date of inception) to June 30,
	2006	2005	2006
Cash Flows from Operating Activities
Net loss	$(3,822,720)	$(1,580,539)	$(8,514,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	267,930	6,627	388,019
Stock-based compensation expense	364,373	6,343	655,856
Provision for other receivables	—	—	8,000
Changes in assets and liabilities:
Increase in security deposit	—	—	(2,800)
Decrease (increase) in trade and other receivables	6,915	—	(152,285)
Decrease (increase) in prepaid expenses and other assets	49,103	(114,000)	(266,447)
Increase in inventory	(358,797)	(243,555)	(959,472)
Increase in accounts payable and accrued
expenses	44,266	127,829	258,731
Net cash used in operating activities	(3,448,930)	(1,797,295)	(8,584,474)
Cash Flows from Investing Activities
Purchases of property and equipment	(648,384)	—	(2,027,498)
Net cash used in investing activities	(648,384)	—	(2,027,498)
Cash Flows from Financing Activities
Proceeds (expenses) from issuance of common stock, private placement of common stock and common stock options exercised, net of expenses	(36,671)	3,005,913	26,851,887
Net cash provided by (used in) financing activities	(36,671)	3,005,913	26,851,887
Net increase (decrease) in cash and cash equivalents	(4,133,985)	1,208,618	16,239,915
Cash and cash equivalents:
Beginning	20,373,900	1,322,871	—
Ending	$16,239,915	$2,531,489	$16,239,915

See Notes to Interim Financial Statements.

POKERTEK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2006

Note 1. Nature of Business and Interim Basis of Presentation

Basis of Presentation.  These interim financial statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements, as permitted by such rules and regulations. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Company’s management, the accompanying interim financial statements contain all adjustments (consisting of normal recurring accruals and charges) necessary to present fairly the financial position of the Company at June 30, 2006, including the results of its operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

Description of Business. The Company was formed to develop and market the PokerPro™ system, an electronic poker table that provides a fully-automated poker-room environment, to tribal casinos, commercial casinos, cruise ships and card clubs. The PokerPro™ system is designed to increase casino revenue and security while helping to reduce labor costs associated with poker rooms. The PokerPro™ system is also designed to improve players’ gaming experience by eliminating dealer and player mistakes, eliminating the need for dealer tipping and providing players with automated game information not available at poker tables operated by human dealers, such as chip stack calculation, pot calculation and the ability to view previous hands played.

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

Note 2. Property and Equipment

Property and equipment consists of the following at June 30, 2006 and December 31, 2005:

	Useful life	June 30,	December 31,
	(years)	2006	2005
PokerPro™ systems	3	$1,090,470	$1,074,423
Temporarily idle PokerPro™ systems (a)	3	512,457	—
Equipment	5	368,010	273,628
Leasehold improvements	4	56,561	31,063
		2,027,498	1,379,114
Less: accumulated depreciation		(388,019)	(120,089)
Property and equipment, net		$1,639,479	$1,259,025

(a)	The systems are ready for customer and regulatory use and will be installed as agreements are signed and scheduling allows.

Note 3. Inventory

Inventory consists of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005

Product hardware	$959,472	$600,675

Note 4. Commitments

The Company leases corporate offices under lease agreements with terms up to 5 years and which require the Company to pay property taxes, insurance and maintenance. The Company also leases certain office equipment under lease agreements with terms up to 3 years. The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year Ending
June 30,	Amount
2007	$135,920
2008	134,880
2009	132,800
2010	98,900
$502,500

Rent expense for the three months ended June 30, 2006 and June 30, 2005 was $34,934 and $12,246, respectively, and for the six months ended June 30, 2006 and June 30, 2005 was $69,663 and $20,646, respectively.

The Company has entered into employment agreements with certain officers that include base salaries and certain benefits. These agreements have terms ranging from two to four years.

Note 5. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation ranging from 3% to 5%. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company makes a matching contribution equal to 100% on the first 3% of the participants’ elective deferral and 50% on deferral from 3% to 5%. Total expense recorded for the Company’s match for the three months ended June 30, 2006 and June 30, 2005 was $9,416 and $3,410, respectively, and for the six months ended June 30, 2006 and June 30, 2005 was $18,943 and $5,833, respectively.

Note 6. Shareholder’s Equity

Stock Incentive Plan: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior to this adoption, we accounted for our stock-based employee compensation awards in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.  The Company adopted SFAS No. 123R using the modified-prospective transition method, which requires the Company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its expectations about future forfeitures. As required under the modified-prospective transition method, prior periods have not been restated. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R. The Company allocates share-based payment expense between selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses based on the same factors as cash compensation.

For stock options issued both before and after adoption of SFAS No. 123R, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. As part of its adoption of SFAS No. 123R, for stock options issued after December 31, 2005, the Company reevaluated its assumptions in estimating the fair value of stock options granted. Principal assumptions used are as follows: (a) expected volatility for the Company's stock price is based on comparable companies’ volatility and implied market volatility, (b) exercise data is used to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding, and (c) the risk-free interest rate is the rate on zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The Company recognizes compensation expense for the fair value of stock options, which have graded vesting, on the straight-line basis over the requisite service period of the awards.

At June 30, 2006 and December 31, 2005, options to purchase 1,407,150 and 1,053,650 shares of common stock, respectively, had been granted to certain directors, officers, employees and independent contractors of the Company pursuant to the PokerTek, Inc. 2004 and 2005 Stock Incentive Plans. Options granted under the plans generally vest over periods ranging from date of grant to four years and expire in ten years. The value of the options granted is being charged to expense over the service period or vesting period, as appropriate. The amount of related expense calculated using the Black-Scholes option pricing model is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Selling, general, and administrative	$115,712	$5,221	$182,900	$6,343
Research and development	127,875	—	181,473	—
Total stock-based compensation expense	$243,587	$5,221	$364,373	$6,343

There was no tax benefit related to the options exercised during the three and six months ended June 30, 2006 and 2005, respectively.

On the date of grant using the Black-Scholes option-pricing model, the following weighted average assumptions were used to estimate the grant-date fair value of the options in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.10%	4.18%	4.88%	3.70%
Expected volatility	30%	0%	30%	0%
Expected dividend yield	0%	0%	0%	0%
Expected life (years)	5.0	5.0	5.0	5.0

A summary of the stock option activity and weighted average exercise price for the six months ended June 30, 2006 is as follows:

		Weighted	Weighted Average
	Shares	Average Exercise Price	Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,053,650	$4.81
Granted	281,500	11.96
Exercised	(4,000)	0.01
Forfeited	(3,000)	9.84
Outstanding at March 31, 2006	1,328,150	6.33
Granted	79,000	10.14
Outstanding at June 30, 2006	1,407,150	6.54	9.6	$5,065,740
Exercisable at June 30, 2006	396,690	$3.72	8.4	$2,546,750
Available for grant	205,100

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $3.67 and $4.13, respectively. The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2005 was $1.05 and $0.50, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0 and $46,920, respectively. There were no options exercised during the three and six months ended June 30, 2005. The total fair value of options vested during the three and six months ended June 30, 2006 was $829,199 and $1,286,583, respectively. The total fair value of options vested during the three and six months ended June 30, 2005 was $212,180 and $707,963, respectively.

A summary of the status of nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

		Weighted Average
Nonvested Shares:	Shares	Grant-Date Fair Value
Balance at December 31, 2005	790,675	$1.05
Granted	273,167	4.26
Forfeited	(3,000)	3.41
Vested	(81,775)	0.74
Balance at March 31, 2006	979,067	1.96
Granted	79,000	3.67
Vested	(47,607)	1.18
Balance at June 30, 2006	1,010,460	$1.94

As of June 30, 2006, there was $1,135,144 of total unrecognized compensation cost related to nonvested stock options, which will be recognized during the remainder of fiscal 2006 through fiscal year 2011 in the amounts of $388,867, $425,964, $208,923, $91,887, $19,189, and $314, respectively.

Common Stock: As noted in the preceding table, the number of shares outstanding of our common stock increased by 4,000 shares during the six months ended June 30, 2006, from 9,468,020 to 9,472,020, due to the exercise of certain stock options by consultants.

Note 7. Capitalized Software

The Company capitalizes internally developed software costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. The PokerPro™ system achieved technological feasibility concurrently with the system’s general release at the Seminole Hardrock Casino. Accordingly, from August 22, 2003 (date of inception) to June 30, 2006, no internal software development costs have been capitalized.

Note 8. Subsequent Events

In July 2006, the Company announced the signing of a three-year contract to provide our PokerPro™ tables to Carnival Corporation & plc cruise ships, and have begun negotiation of agreements with two of the other cruise lines.

In July 2006, the Company signed contracts with two new locations where PokerPro™ tables will be installed. Buffalo Run Casino, located in Miami, Oklahoma and Osage National Million Dollar Elm Casino, located in Tulsa, Oklahoma have contracted with PokerTek to install two PokerPro™ tables at each location.

On August 2, 2006, the Company was served with a complaint filed on July 25, 2006, in the United States District Court for the Eastern District of Pennsylvania, by Pokermatic, Incorporated, d/b/a Lightning Poker™. The complaint alleges antitrust violations, unfair competition, civil conspiracy, trade slander, tortious interference, defamation, and seeks a declaration of non-infringement of our design patent. The complaint seeks treble damages, attorneys' fees, and declaratory and injunctive relief. The Company believes the lawsuit lacks any legal merit, and we intend to ask the United States District Court in Philadelphia, Pennsylvania to dismiss the case and to award our costs and attorneys’ fees.

Note 9. Segment Information

The Company has identified one business segment for reporting purposes: Manufacturing and Distributing PokerPro™ System.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements sometimes include the words “may,” “will,” “estimate,” “intend,” “continue,” “expect,” or “anticipate,” and other similar words. Statements expressing expectations regarding ours future (including pending gaming and patent approvals) and projections relating to products, sales, revenues and earnings are typical of such statements.

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of our products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of privileged operating licenses by governmental authorities, competitive pressures and general economic conditions, and our financial condition.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to ours business.

Overview

We were formed to develop and market the PokerPro™ system, an electronic poker table that provides a fully-automated poker-room environment, to tribal casinos, commercial casinos, cruise ships and card clubs. The PokerPro™ system is designed to increase casino revenue and security while helping to reduce the labor costs associated with poker rooms. The PokerPro™ system is also designed to improve players’ gaming experience by eliminating dealer and player mistakes, eliminating the need for dealer tipping and providing players with automated game information not available at poker tables operated by human dealers, such as chip stack calculation, pot calculation and the ability to view previous hands played.

Executive Summary - Significant events for the quarter ended June 30, 2006

•
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

•
In April 2006, we launched the PokerPro™ systems with four major cruise lines, each for a paid trial period of 60 days. The trials resulted in a three-year contract to provide our PokerPro™ tables to Carnival Corporation & plc cruise ships, as announced in July, and negotiations of agreements with two of the other cruise lines.

•
In April 2006, 12 PokerPro™ tables were removed from the Chickasaw Nation’s rural properties in Oklahoma. In May 2006, one of the PokerPro™ tables which was deployed on a test basis on a cruise line was removed. All 13 of these PokerPro™ tables have been earmarked to customers and will be redeployed, with only slight modifications, by the beginning of the fourth quarter of 2006.

•
In June 2006, we announced that Hollywood Park Casino, one of the three largest card clubs in California, has agreed to install an initial six PokerPro™ tables for a 90 day trial period. The Company expects to install these tables during September 2006.

Results of Operations for the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenues. Revenues increased from $0 during the three months ended June 30, 2005 to $314,264 for the three months ended June 30, 2006. This increase was due to our receipt of licensing fees from tribal casinos and cruise lines relating to the PokerPro™ systems and equipment sales of the PokerPro™ system to Aristocrat International Pty. Limited and its affiliates, our international distributors, for their use in demonstrations to licensing bodies and potential customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased from $354,855 during the three months ended June 30, 2005 to $1,517,816 for the three months ended June 30, 2006. This increase was primarily the result of an increase of $474,917 related to the addition of personnel and infrastructure to support our growth strategy; an increase of $110,491 of non-cash stock option expense calculated using the Black-Scholes option pricing model; an increase of $194,618 of legal and professional fees related to being a public company; an increase of $62,814 related to insurance; an increase of $104,579 related to advertising and marketing the PokerPro™ system; and an increase of $99,765 related to travel and entertainment.

Research and Development Expenses. Research and development expenses (“R&D”) increased from $511,929 for the three months ended June 30, 2005 to $910,662 for the three months ended June 30, 2006. The increase was the result of a significant increase in research and development activity related to the PokerPro™ system, including an increase of $231,249 related to the addition of personnel and infrastructure to support our growth strategy and an increase of $127,875 of non-cash stock option expense calculated using the Black-Scholes option pricing model.

Depreciation. Depreciation increased from $3,313 for the three months ended June 30, 2005 to $152,007 for the three months ended June 30, 2006. The depreciation primarily relates to the PokerPro™ systems put in place during the last two quarters of fiscal year 2005 and the first six months of fiscal year 2006.

Interest Income. Interest income increased from $14,557 for the three months ended June 30, 2005 to $206,849 for the three months ended June 30, 2006. The interest income relates to the interest earned from our cash and cash equivalents, which had a larger balance due to our initial public offering during the fourth quarter of fiscal year 2005.

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenues. Revenues increased from $0 during the six months ended June 30, 2005 to $786,780 for the six months ended June 30, 2006. This increase was due to our receipt of licensing fees from tribal casinos and cruise lines relating to the PokerPro™ systems and equipment sales of the PokerPro™ system to Aristocrat International Pty. Limited and its affiliates, our international distributors, for their use in demonstrations to licensing bodies and potential customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased from $614,634 during the six months ended June 30, 2005 to $2,510,392 for the six months ended June 30, 2006. This increase was primarily the result an increase of $746,561 related to the addition of personnel and infrastructure to support our growth strategy; an increase of $176,557 of non-cash stock option expense calculated using the Black-Scholes option pricing model; an increase of $327,495 of legal and professional fees related to being a public company; an increase of $136,047 related to insurance; an increase of $123,073 related to advertising and marketing the PokerPro™ system; and an increase of $158,432 related to travel and entertainment.

Research and Development Expenses. Research and development expenses (“R&D”) increased from $976,917 for the six months ended June 30, 2005 to $1,951,421 for the six months ended June 30, 2006. The increase was the result of a significant increase in research and development activity related to the PokerPro™ system, including an increase of $682,596 related to the addition of personnel and infrastructure to support our growth strategy and an increase of $181,473 of non-cash stock option expense calculated using the Black-Scholes option pricing model.

Depreciation. Depreciation increased from $6,627 for the six months ended June 30, 2005 to $267,930 for the six months ended June 30, 2006. The depreciation primarily relates to the PokerPro™ systems put in place during the last two quarters of fiscal year 2005 and the first six months of fiscal year 2006.

Interest Income. Interest income increased from $17,639 for the six months ended June 30, 2005 to $402,544 for the six months ended June 30, 2006. The interest income relates to the interest earned from our cash and cash equivalents, which had a larger balance due to our initial public offering during the fourth quarter of fiscal year 2005.

Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans from our principals and from issuances of our common stock. As of October 12, 2005, we repaid all such loans.

For the six months ended June 30, 2006, we incurred a net loss of $3,822,720 and used $3,448,930 of cash in operating activities. At June 30, 2006, we had an accumulated deficit of $8,514,076. The generation of cash flow sufficient to meet our cash needs depends on the continued development of the PokerPro™ system, obtaining the regulatory approvals required to license it to additional markets, and the successful marketing of the PokerPro™ system to tribal casinos, card clubs, cruise lines and commercial casinos.

We anticipate our cash requirements to be approximately $700,000 to $900,000 per month as a result of our expected growth and the need to manufacture PokerPro™ systems to meet anticipated demand.

Based on our cash flow projections, we expect that the proceeds from our initial public offering in October 2005 and anticipated revenues from the license fees and sales of PokerPro™ systems will be sufficient to support our operations into the foreseeable future. If fees generated by PokerPro™ systems do not meet our projections or our expenses exceed our expectations, then we may attempt to raise additional funds through additional public or private offerings of our securities or through establishment of a credit facility.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in our Annual Report on Form 10-K for the year ended December 31, 2005. During the first six months of fiscal 2006, there were no material changes outside the ordinary course of business in our contractual obligations or the estimated timing of the future cash payments.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2005. During the first six months of fiscal 2006, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS 156,“Accounting for Servicing of Financial Assets,” which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 156 is effective in fiscal years beginning after September 15, 2006. We are currently assessing the impact, if any, of the adoption of SFAS 156 on our fiscal year 2007 financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Events

In July 2006, we announced the signing of a three-year contract to provide our PokerPro™ tables to Carnival Corporation & plc cruise ships, and have begun negotiation of longer term agreements with two of the other cruise lines.

In July 2006, we signed contracts with two new locations where PokerPro™ tables will be installed. Buffalo Run Casino, located in Miami, Oklahoma and Osage National Million Dollar Elm Casino, located in Tulsa, Oklahoma have contracted with us to install two PokerPro™ tables at each location.

On August 2, 2006, we were served with a complaint filed on July 25, 2006, in the United States District Court for the Eastern District of Pennsylvania, by Pokermatic, Incorporated, d/b/a Lightning Poker™. The complaint alleges antitrust violations, unfair competition, civil conspiracy, trade slander, tortious interference, defamation, and seeks a declaration of non-infringement of our design patent. The complaint seeks treble damages, attorneys' fees, and declaratory and injunctive relief. We believe the lawsuit lacks any legal merit, and we intend to ask the United States District Court in Philadelphia, Pennsylvania to dismiss the case and to award our costs and attorneys’ fees.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our interest rate risk has not changed materially from the disclosure in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a−15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We are not currently required to comply with Section 404 (Management’s Annual Report on Internal Control Over Financial Reporting) of the Sarbanes-Oxley Act of 2002 because we are not an “accelerated filer,” as defined by Rule 12b-2 under the Exchange Act. We are continuously enhancing and implementing internal control over financial reporting processes and procedures for our financial reporting so that our management can report on these processes and procedures when required to do so.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 2, 2006, we were served with a complaint filed on July 25, 2006, in the United States District Court for the Eastern District of Pennsylvania, by Pokermatic, Incorporated, d/b/a Lightning Poker™. The complaint alleges antitrust violations, unfair competition, civil conspiracy, trade slander, tortious interference, defamation, and seeks a declaration of non-infringement of our design patent. The complaint seeks treble damages, attorneys' fees, and declaratory and injunctive relief. We believe the lawsuit lacks any legal merit, and we intend to ask the United States District Court in Philadelphia, Pennsylvania to dismiss the case and to award our costs and attorneys’ fees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

The SEC declared our registration statement filed on Form S−1 under the Securities Act (File No. 333−127181) effective on October 13, 2005, in connection with the initial public offering of our common stock, no par value per share.

During the quarter ended June 30, 2006, we spent approximately $368,000 on capital expenditures (approximately $1,777,000 since the IPO), which consisted almost entirely of the purchase of components for the PokerPro™ system and related tables, and approximately $2,090,000 on working capital (approximately $4,753,000 since the IPO). Other than as set forth herein, we have not spent any of the remaining net proceeds from the initial public offering. All such payments described herein were direct payments to others.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Shareholders’ Meeting was held on May 9, 2006. At the meeting, our shareholders (i) elected five directors for one-year terms and until their successors are duly elected and qualified or until their prior death, resignation, removal or disqualification or until there is a decrease in the number of directors; and (ii) ratified the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

The following matters were voted upon and approved by the margins indicated:

	Number of Shares
	Voted For	Withheld
1. Election of Directors
Gehrig H. "Lou" White	7,517,958	136,835
Lyle Berman	7,653,793	1,000
James T. Crawford	7,517,958	136,835
Joseph J. Lahti	7,653,348	1,445
Arthur Lee Lomax	7,518,158	136,635

	Number of Shares
	Voted For	Voted Against	Abstain
2. Ratification of the selection of McGladrey & Pullen,	7,560,673	5,600	320
LLP as our independent registered public accounting firm
for the fiscal year ending December 31, 2006

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date:  August 10, 2006
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