Form 10-Q
period 2006-09-30
POKERTEK INC
filed 2006-11-13
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006
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

As of November 2, 2006, there were 9,472,020 shares outstanding of the registrant’s common stock.

POKERTEK, INC.
QUARTERLY REPORT ON FORM 10-Q

-i-

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

PokerTek, Inc.
(A Development Stage Company)

Balance Sheets

	September 30, 2006	December 31, 2005
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$12,947,974	$20,373,900
Trade receivables	260,648	151,200
Prepaid expenses and other assets	429,981	315,550
Inventory (Note 3)	1,767,633	600,675
Total current assets	15,406,236	21,441,325

Other Assets
Security deposit	2,800	2,800
Property and equipment, net of accumulated depreciation (Note 2)	2,045,034	1,259,025
Total assets	$17,454,070	$22,703,150

Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable and accrued expenses	$535,998	$214,465

Commitments (Notes 4 and 5)	—	—

Shareholder's Equity (Note 6)
Preferred stock, no par value per share; authorized 5,000,000, none
issued and outstanding	—	—
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 9,472,020 and 9,468,020 at
September 30, 2006 and December 31, 2005, respectively	—	—
Capital	27,748,513	27,180,041
Accumulated deficit during the development stage	(10,830,441)	(4,691,356)
Total shareholder's equity	16,918,072	22,488,685
Total liabilities and shareholder's equity	$17,454,070	$22,703,150

See Notes to Interim Financial Statements.

PokerTek, Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2006	2005

Revenues:
License fees	$135,424	$42,000
Product sales	104,018	5,360
Total revenues	239,442	47,360

Costs and operating expenses:
Cost of product sales	98,153	4,267
Selling, general and administrative	1,596,041	383,769
Research and development	872,241	532,166
Depreciation	182,019	13,813
Total costs and operating expenses	2,748,454	934,015

Operating loss	(2,509,012)	(886,655)

Non-operating income:
Interest income	192,647	15,504
Net loss	$(2,316,365)	$(871,151)

Net loss per common share - basic and diluted:	$(0.24)	$(0.12)

Weighted average common shares outstanding - basic and diluted:	9,472,020	7,234,270

See Notes to Interim Financial Statements.

PokerTek, Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

	Nine Months Ended September 30,		Period from August 22, 2003 (date of inception) to September 30,
	2006	2005	2006

Revenues:
License fees	$628,602	$42,000	$899,002
Product sales	397,620	5,360	441,568
Total revenues	1,026,222	47,360	1,340,570

Costs and operating expenses:
Cost of product sales	380,454	4,267	418,960
Selling, general and administrative	4,106,433	998,403	6,320,539
Research and development	2,823,662	1,509,083	5,653,015
Depreciation	449,949	20,440	570,038
Total costs and operating expenses	7,760,498	2,532,193	12,962,552

Operating loss	(6,734,276)	(2,484,833)	(11,621,982)

Non-operating income:
Interest income	595,191	33,143	791,541
Net loss	$(6,139,085)	$(2,451,690)	$(10,830,441)

Net loss per common share - basic and diluted:	$(0.65)	$(0.35)

Weighted average common shares outstanding - basic and diluted	9,471,221	7,006,513

See Notes to Interim Financial Statements.

PokerTek, Inc.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Period from August 22, 2003 (date of inception) to September 30,
	2006	2005	2006
Cash Flows from Operating Activities
Net loss	$(6,139,085)	$(2,451,690)	$(10,830,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	449,949	20,440	570,038
Stock-based compensation expense	605,144	18,135	896,627
Provision for other receivables	—	—	8,000
Changes in assets and liabilities:
Increase in security deposit	—	—	(2,800)
Increase in trade receivables	(109,448)	(18,623)	(268,648)
Increase in prepaid expenses and other assets	(114,431)	(261,984)	(429,981)
Increase in inventory	(1,166,958)	(613,218)	(1,767,633)
Increase in accounts payable and accrued expenses	321,533	257,805	535,998
Net cash used in operating activities	(6,153,296)	(3,049,135)	(11,288,840)

Cash Flows from Investing Activities
Purchases of property and equipment	(1,235,958)	(125,982)	(2,615,072)
Net cash used in investing activities	(1,235,958)	(125,982)	(2,615,072)

Cash Flows from Financing Activities
Proceeds (expenses) from issuance of common stock, private placement of common stock and common stock options exercised, net of expenses	(36,672)	3,005,913	26,851,886
Net cash provided by (used in) financing activities	(36,672)	3,005,913	26,851,886
Net increase (decrease) in cash and cash equivalents	(7,425,926)	(169,204)	12,947,974
Cash and cash equivalents:
Beginning	20,373,900	1,322,871	-
Ending	$12,947,974	$1,153,667	$12,947,974

See Notes to Interim Financial Statements.

POKERTEK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2006

Note 1. Nature of Business and Interim Basis of Presentation

Basis of Presentation.  These interim financial statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements, as permitted by such rules and regulations. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Company’s management, the accompanying interim financial statements contain all adjustments (consisting of normal recurring accruals and charges) necessary to present fairly the financial position of the Company at September 30, 2006, including the results of its operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

Description of Business. The Company was formed to develop and market the PokerPro™ system, an electronic poker table that provides a fully-automated poker-room environment, to tribal casinos, commercial casinos, cruise ships and card clubs. The PokerPro™ system is designed to increase casino revenue and security while helping to reduce operating costs associated with poker rooms. The PokerPro™ system is also designed to improve players’ gaming experience by eliminating dealer and player mistakes, eliminating the need for dealer tipping and providing players with automated game information not available at poker tables operated by human dealers, such as chip stack calculation, pot calculation and the ability to view previous hands played.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. The Company is currently evaluating the impact that the adoption of FIN 48 will have on the fiscal year 2007 financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies previously issued guidance within GAAP related to fair value. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS No. 157 to determine its impact on our financial statements upon adoption.

In September 2006, the staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which provides interpretive guidance regarding the process for quantifying financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial position, results of operations or cash flows.

Note 2. Property and Equipment

Property and equipment consists of the following at September 30, 2006 and December 31, 2005:

	Useful life	September 30,	December 31,
	(years)	2006	2005
PokerPro™ systems	3	$1,641,892	$1,074,423
Temporarily idle PokerPro™ systems (a)	3	509,727	—
Equipment	5	397,667	273,628
Leasehold improvements	4	65,786	31,063
		2,615,072	1,379,114
Less: accumulated depreciation		(570,038)	(120,089)
Property and equipment, net		$2,045,034	$1,259,025

(a)
The systems are ready for customer and regulatory use and will be installed as agreements are signed and scheduling allows. Included in the $570,038 accumulated depreciation above is $153,391 related to the temporarily idle PokerPro™ systems.

Note 3. Inventory

Inventory consists of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

Product hardware	$1,767,633	$600,675

Note 4. Commitments

The Company leases corporate offices under lease agreements with terms up to 5 years and which require the Company to pay property taxes, insurance and maintenance (see Note 9 for discussion of related party transactions). The Company also leases certain office equipment under lease agreements with terms up to 3 years. The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year Ending
September 30,	Amount
2007	$171,920
2008	170,100
2009	168,800
2010	101,000
2011	33,000
$644,820

Rent expense for the three months ended September 30, 2006 and September 30, 2005 was $38,816 and $19,912, respectively, and for the nine months ended September 30, 2006 and September 30, 2005 was $108,479 and $40,558, respectively.

The Company has entered into employment agreements with certain officers that include base salaries and certain benefits. These agreements have terms ranging from two to four years.

Note 5. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation ranging from 3% to 5%. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company makes a matching contribution equal to 100% on the first 3% of the participants’ elective deferral and 50% on deferral from 3% to 5%. Total expense recorded for the Company’s match for the three months ended September 30, 2006 and September 30, 2005 was $13,032 and $4,853, respectively, and for the nine months ended September 30, 2006 and September 30, 2005 was $31,975 and $10,687, respectively.

Note 6. Shareholder’s Equity

Stock Incentive Plan: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior to this adoption, we accounted for our share-based employee compensation awards in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.  The Company adopted SFAS No. 123R using the modified-prospective transition method, which requires the Company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. Share-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its expectations about future forfeitures. As required under the modified-prospective transition method, prior periods have not been restated. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R. The Company allocates share-based payment expense between selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses based on the same factors as cash compensation.

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

At September 30, 2006 and December 31, 2005, options to purchase 1,584,650 and 1,053,650 shares of common stock, respectively, had been granted to certain directors, officers, employees and independent contractors of the Company pursuant to the PokerTek, Inc. 2004 and 2005 Stock Incentive Plans. Options granted under the plans generally vest over periods ranging from date of grant to four years and expire in ten years. The value of the options granted is being charged to expense over the service period or vesting period, as appropriate. The amount of related expense calculated using the Black-Scholes option pricing model is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Selling, general, and administrative	$114,928	$11,792	$297,827	$18,135
Research and development	125,843	—	307,317	—
Total share-based compensation expense	$240,771	$11,792	$605,144	$18,135

There was no tax benefit related to the options exercised during the three and nine months ended September 30, 2006 and 2005, respectively.

On the date of grant using the Black-Scholes option-pricing model, the following weighted average assumptions were used to estimate the grant-date fair value of the options in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.59%	3.75%	4.78%	3.09%
Expected volatility	30%	0%	30%	0%
Expected dividend yield	0%	0%	0%	0%
Expected life (years)	5.0	5.0	5.0	5.0

A summary of the stock option activity and weighted average exercise price for the nine months ended September 30, 2006 is as follows:

		Weighted Average	Weighted Average Contractual Term	Aggregate
	Shares	Exercise Price	(Years)	Intrinsic Value
Outstanding at December 31, 2005	1,053,650	$4.81
Granted	281,500	11.96
Exercised	(4,000)	0.01
Forfeited	(3,000)	9.84
Outstanding at March 31, 2006	1,328,150	6.33
Granted	79,000	10.14
Outstanding at June 30, 2006	1,407,150	6.54
Granted	183,500	12.65
Forfeited	(6,000)	10.14
Outstanding at September 30, 2006	1,584,650	7.24	9.4	$8,572,957
Exercisable at September 30, 2006	496,277	$4.24	8.3	$4,173,690
Available for grant	27,600

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $4.44 and $4.23, respectively. The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2005 was $1.88 and $0.99, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0 and $46,920, respectively. There were no options exercised during the three and nine months ended September 30, 2005. The total fair value of options vested during the three and nine months ended September 30, 2006 was $1,259,782 and $2,896,464, respectively. The total fair value of options vested during the three and nine months ended September 30, 2005 was $989,450 and $2,385,075, respectively.

A summary of the status of nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

		Weighted Average
Nonvested Shares:	Shares	Grant-Date Fair Value
Balance at December 31, 2005	790,675	$1.05
Granted	273,167	4.26
Forfeited	(3,000)	3.41
Vested	(81,775)	0.74
Balance at March 31, 2006	979,067	1.96
Granted	79,000	3.67
Vested	(47,607)	1.18
Balance at June 30, 2006	1,010,460	1.94
Granted	183,500	4.44
Forfeited	(6,000)	3.67
Vested	(99,587)	1.38
Balance at September 30, 2006	1,088,373	$2.59

As of September 30, 2006, there was $1,688,912 of total unrecognized compensation cost related to nonvested stock options, which will be recognized during the remainder of fiscal 2006 through fiscal year 2011 in the amounts of $208,116, $624,599, $407,558, $290,522, $157,803, and $314, respectively.

Common Stock: As noted in the preceding stock option activity table, the number of shares outstanding of our common stock increased by 4,000 shares during the nine months ended September 30, 2006 (zero in the three months ended September 30, 2006), from 9,468,020 to 9,472,020, due to the exercise of certain stock options by consultants.

Note 7. Capitalized Software

The Company capitalizes internally developed software costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. The PokerPro™ system achieved technological feasibility concurrently with the system’s general release at the Seminole Hardrock Casino. Accordingly, from August 22, 2003 (date of inception) to September 30, 2006, no internal software development costs have been capitalized.

Note 8. Legal Proceedings

On August 2, 2006, the Company was served with a complaint filed on July 25, 2006, in the United States District Court for the Eastern District of Pennsylvania, by Pokermatic, Incorporated, d/b/a Lightning Poker™. The complaint alleges antitrust violations, unfair competition, civil conspiracy, trade slander, tortious interference, defamation, and seeks a declaration of non-infringement of our design patent. The complaint seeks treble damages, attorneys' fees, and declaratory and injunctive relief. The Company believes the lawsuit lacks any legal merit, and on August 17, 2006 we asked the United States District Court in Philadelphia, Pennsylvania to dismiss the case or transfer venue and to award our costs and attorneys’ fees. On September 27, 2006, the judge granted the Company’s request regarding improper venue and ordered the case transferred to the United States District Court for the Western District of North Carolina. The case is in the process of being transferred. The Pennsylvania District Court sent the original case record to the North Carolina District Court on October 27, 2006, but the case has yet to be docketed by the North Carolina District Court.  The Company will file further responsive papers after receiving notice that the North Carolina District Court has received the case.

Note 9. Related Party Transactions

On September 1, 2006, an entity owned and controlled by the Company’s Chief Executive Officer and President purchased the building in which the Company leases three of its four spaces. The terms of the Company’s existing leases were not modified upon this change in building ownership. On September 1, 2006, the Company leased one additional suite from the related party, at market rate, in order to manage the growth in our business. Rent expense recorded for the leased space for the three months ended September 30, 2006 was $36,900, of which $11,500 was paid to the related party.

Note 10. Subsequent Events

On October 5, 2006, Gaming Laboratories International certified the PokerPro™ system and product line for GLI-13 On-line Monitoring and Control Systems (MCS) and Validation Systems, GLI-16 Cashless Systems in Casinos, GLI-24 Electronic Table Game System, and applicable sections of GLI-11 Gaming Devices in Casinos. This marks the first Electronic Poker Table certification to the newly released GLI-24, Electronic Table Game system by Gaming Laboratories International. In addition, PokerPro™ is certified as fully compliant for on-line monitoring of real time events, accounting, reporting, security, and cashless gaming, marking PokerPro™ as a complete turnkey solution for the poker industry.

On October 20, 2006, the Company announced that six new customers worldwide have signed contracts for installation of PokerPro™ tables. Domestically, the Company will install PokerPro™ in Michigan and Arkansas. Across the globe, Aristocrat Leisure Limited, the Company’s international distribution partner, will install PokerPro™ in Australia, London (two customers) and Italy. Each of the six new installations is for multiple PokerPro tables and is expected to be completed during the fourth quarter of 2006.

Note 11. Segment Information

The Company has identified one business segment for reporting purposes: Manufacturing and Distributing PokerPro™ System.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements expressing expectations regarding our future (including pending gaming and patent approvals) and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently.

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management's current judgment and expectations, our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of our products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by governmental authorities, competitive pressures and general economic conditions, and our financial condition. These and other risks and uncertainties are described in more detail in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission that discuss other factors germane to our business.

Overview

We were formed to develop and market the PokerPro™ system, an electronic poker table that provides a fully-automated poker-room environment, to tribal casinos, commercial casinos, cruise ships and card clubs. The PokerPro™ system is designed to increase casino revenue and security while helping to reduce the operating costs associated with poker rooms. The PokerPro™ system is also designed to improve players’ gaming experience by eliminating dealer and player mistakes, eliminating the need for dealer tipping and providing players with automated game information not available at poker tables operated by human dealers, such as chip stack calculation, pot calculation and the ability to view previous hands played.

Executive Summary - Significant events for the quarter ended September 30, 2006

•
In July 2006, we announced the signing of a three-year contract to provide our PokerPro™ tables to Carnival Corporation & plc cruise ships, and have begun negotiation of longer-term agreements with two other major cruise lines.

•	In July 2006, we signed a contract with Osage National Million Dollar Elm Casino, located in Tulsa, Oklahoma, to install two to five PokerPro™ tables.
•
In September 2006, we received regulatory product approval from the Michigan Gaming Control Board to distribute the PokerPro™ system in the state of Michigan. PokerPro™ is the first automated poker table to receive approval in Michigan.

•
In late September 2006, we shipped six tables to the Hollywood Park Casino in Los Angeles, California, which were launched in early October 2006 at Hollywood Park’s custom-built poker room for the PokerPro™ tables.

Results of Operations for the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenues. Revenues increased from $47,360 during the three months ended September 30, 2005 to $239,442 for the three months ended September 30, 2006. This increase was due to our receipt of licensing fees from tribal casinos and cruise lines relating to the PokerPro™ systems and equipment sales of the PokerPro™ system to Aristocrat International Pty. Limited and its affiliates, our international distributors, for their use in demonstrations to licensing bodies and potential customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased from $383,769 during the three months ended September 30, 2005 to $1,596,041 for the three months ended September 30, 2006. This increase was primarily the result of an increase of $492,334 related to the addition of personnel and infrastructure to support our growth strategy; an increase of $103,136 of non-cash stock option expense calculated using the Black-Scholes option pricing model; an increase of $207,331 of legal and professional fees related to being a public company; an increase of $66,183 related to insurance; an increase of $107,873 related to advertising and marketing the PokerPro™ system; and an increase of $134,926 related to travel and entertainment.

Research and Development Expenses. Research and development expenses (“R&D”) increased from $532,166 for the three months ended September 30, 2005 to $872,241 for the three months ended September 30, 2006. The increase was the result of a significant increase in research and development activity related to the PokerPro™ system, including an increase of $135,972 related to the addition of personnel and infrastructure to support our growth strategy and an increase of $125,843 of non-cash stock option expense calculated using the Black-Scholes option pricing model.

Depreciation. Depreciation increased from $13,813 for the three months ended September 30, 2005 to $182,019 for the three months ended September 30, 2006. The depreciation primarily relates to the PokerPro™ systems put in place during the last six months of fiscal year 2005 and the first nine months of fiscal year 2006.

Interest Income. Interest income increased from $15,504 for the three months ended September 30, 2005 to $192,647 for the three months ended September 30, 2006. The interest income relates to the interest earned from our cash and cash equivalents, which had a larger balance due to our initial public offering during the fourth quarter of fiscal year 2005.

Results of Operations for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenues. Revenues increased from $47,360 during the nine months ended September 30, 2005 to $1,026,222 for the nine months ended September 30, 2006. This increase was due to our receipt of licensing fees from tribal casinos and cruise lines relating to the PokerPro™ systems and equipment sales of the PokerPro™ system to Aristocrat International Pty. Limited and its affiliates, our international distributors, for their use in demonstrations to licensing bodies and potential customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased from $998,403 during the nine months ended September 30, 2005 to $4,106,433 for the nine months ended September 30, 2006. This increase was primarily the result of an increase of $1,210,895 related to the addition of personnel and infrastructure to support our growth strategy; an increase of $279,693 of non-cash stock option expense calculated using the Black-Scholes option pricing model; an increase of $534,827 of legal and professional fees related to being a public company; an increase of $204,300 related to insurance; an increase of $231,946 related to advertising and marketing the PokerPro™ system; and an increase of $293,358 related to travel and entertainment.

Research and Development Expenses. Research and development expenses (“R&D”) increased from $1,509,083 for the nine months ended September 30, 2005 to $2,823,662 for the nine months ended September 30, 2006. The increase was the result of a significant increase in research and development activity related to the PokerPro™ system, including an increase of $818,567 related to the addition of personnel and infrastructure to support our growth strategy and an increase of $307,317 of non-cash stock option expense calculated using the Black-Scholes option pricing model.

Depreciation. Depreciation increased from $20,440 for the nine months ended September 30, 2005 to $449,949 for the nine months ended September 30, 2006. The depreciation primarily relates to the PokerPro™ systems put in place during the last six months of fiscal year 2005 and the first nine months of fiscal year 2006.

Interest Income. Interest income increased from $33,143 for the nine months ended September 30, 2005 to $595,191 for the nine months ended September 30, 2006. The interest income relates to the interest earned from our cash and cash equivalents, which had a larger balance due to our initial public offering during the fourth quarter of fiscal year 2005.

Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans from our principals and from issuances of our common stock. As of October 12, 2005, we repaid all such loans.

For the nine months ended September 30, 2006, we incurred a net loss of $6,139,085 and used $6,153,296 of cash in operating activities. At September 30, 2006, we had an accumulated deficit of $10,830,441. The generation of cash flow sufficient to meet our cash needs depends on the continued development of the PokerPro™ system, obtaining the regulatory approvals required to license it to additional markets, and the successful marketing of the PokerPro™ system to tribal casinos, card clubs, cruise lines and commercial casinos.

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

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in our Annual Report on Form 10-K for the year ended December 31, 2005. During the first nine months of fiscal 2006, there were no material changes outside the ordinary course of business in our contractual obligations or the estimated timing of the future cash payments.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2005. During the first nine months of fiscal 2006, there were no material changes to the accounting policies and assumptions previously disclosed.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. We are currently evaluating the impact that the adoption of FIN 48 will have on the fiscal year 2007 financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies guidance previously issued within GAAP related to fair value. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing SFAS 157 to determine its impact on our financial statements upon adoption.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, which provides interpretive guidance regarding the process of quantifying financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our financial position, results of operations or cash flows.

Related Party Transactions

On September 1, 2006, an entity owned and controlled by our Chief Executive Officer and President purchased the building in which the Company leases three of our four suites. The terms of our existing leases were not modified upon this change in building ownership. On September 1, 2006, we leased one additional suite from the related party, at market rate, in order to manage the growth in our business. Rent expense recorded for the leased space for the three months ended September 30, 2006 was $36,900, of which $11,500 was paid to the related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Events

On October 5, 2006 Gaming Laboratories International certified the PokerPro™ system and product line for GLI-13 On-line Monitoring and Control Systems (MCS) and Validation Systems, GLI-16 Cashless Systems in Casinos, GLI-24 Electronic Table Game System, and applicable sections of GLI-11 Gaming Devices in Casinos. This marks the first Electronic Poker Table certification to the newly released GLI-24, Electronic Table Game system by Gaming Laboratories International. In addition, PokerPro™ is certified as fully compliant for on-line monitoring of real time events, accounting, reporting, security, and cashless gaming, marking PokerPro™ as a complete turnkey solution for the poker industry.

On October 20, 2006, we announced that six new customers worldwide have signed contracts for installation of PokerPro™ tables. Domestically, we will install PokerPro™ in Michigan and Arkansas. Across the globe, Aristocrat Leisure Limited, the Company’s international distribution partner, will install PokerPro™ in Australia, London (two customers) and Italy. Each of the six new installations is for multiple PokerPro tables and is expected to be completed during the fourth quarter of 2006.

On November 7, 2006 we announced the release of PokerPro™ Heads-Up, the industry’s first two-seated heads-up style electronic poker table. Never before has an automated heads-up table been available for play in a casino. PokerPro Heads-Up uses only 20% of the floor space of a traditional table. This compact design allows operators to position the poker table in the poker room and throughout the casino floor.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our interest rate risk has not changed materially from the disclosure in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a−15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

As a part of our normal operations, we regularly update and enhance our internal control over financial reporting processes and procedures as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any changes to our internal control over financial reporting processes and procedures that occurred during the fiscal quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 2, 2006, we were served with a complaint filed on July 25, 2006, in the United States District Court for the Eastern District of Pennsylvania, by Pokermatic, Incorporated, d/b/a Lightning Poker™. The complaint alleges antitrust violations, unfair competition, civil conspiracy, trade slander, tortious interference, defamation, and seeks a declaration of non-infringement of our design patent. The complaint seeks treble damages, attorneys' fees, and declaratory and injunctive relief. We believe the lawsuit lacks any legal merit, and on August 17, 2006 we asked the United States District Court in Philadelphia, Pennsylvania to dismiss the case or transfer venue and to award our costs and attorneys’ fees. On September 27, 2006 the judge granted our request regarding improper venue and ordered the case transferred to the United States District Court for the Western District of North Carolina. The case is in the process of being transferred. The Pennsylvania District Court sent the original case record to the North Carolina District Court on October 27, 2006, but the case has yet to be docketed by the North Carolina District Court.  The Company will file further responsive papers after receiving notice that the North Carolina District Court has received the case.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

The SEC declared our registration statement filed on Form S−1 under the Securities Act (File No. 333−127181) effective on October 13, 2005, in connection with the initial public offering of our common stock, no par value per share.

During the quarter ended September 30, 2006, we spent approximately $644,000 on capital expenditures (approximately $2,422,000 since the IPO), which consisted almost entirely of the purchase of components for the PokerPro™ system and related tables, and approximately $2,780,000 on working capital (approximately $7,533,000 since the IPO). Other than as set forth herein, we have not spent any of the remaining net proceeds from the initial public offering. All such payments described herein were direct payments to others.

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

Date: November 13, 2006
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