Form 10-K
period 2006-12-31
POKERTEK INC
filed 2007-03-28
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None.

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
Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2006 was $48,781,076.

On March 10, 2007, there were 9,472,020 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of our Proxy Statement for the 2007 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

ANNUAL REPORT ON FORM 10-K

(i)

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements herein include, but are not limited to, the expected adoption of the PokerPro systems by casinos and other customers, the expected acceptance of the PokerPro systems by players, our strategy, future operations, financial position, revenues or costs, prospects, plans, expectations and objectives, and are made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or other comparable words identify forward-looking statements. Our actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related, but not limited to: overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, termination or non-renewal of customer contracts, competitive pressures and general economic conditions, and our financial condition. These and other risks and uncertainties are described in more detail under the caption “Risk Factors” in Item 1A of Part I of this annual report on Form 10-K filed with the Securities and Exchange Commission. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

Forward-looking statements speak only as of the date of this annual report on Form 10-K and should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, except as required by applicable laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission that discuss other factors germane to our business.

Part I

Item 1.	Business.

Overview

We were formed to develop and market the PokerPro® system, an electronic poker table that provides a fully-automated poker-room environment, to tribal casinos, commercial casinos, cruise ships and card clubs. Our first product was a 10-seated table developed in 2003, and in November 2006 we introduced PokerPro® Heads-Up™, our 2-seated product. Poker is one of several card games in which two or more players strategically bet against each other. Many casinos and “card clubs” operate poker rooms that typically consist of tables at which up to 10 players play any of several types of poker against the other players at the table. A dealer employed by the casino or card club is responsible for dealing cards, calculating bets, collecting the “rake”, which is the amount the casino or card club charges for each hand of poker, and distributing payouts. Unlike most other games played at a casino, where the casino may win the full amount of a player’s bet, the casino or card club’s revenue from the poker room is limited to the rake.

Poker’s popularity has surged in recent years. The American Gaming Association (“AGA”) reports that based on a 2006 poll, approximately 18% of American adults have played poker in the past 12 months. However, because the poker room’s revenue is limited to the rake and because of the labor costs associated with using live dealers at each poker table, operating a poker room at a casino or card club is currently less profitable than other forms of gaming offered in a casino or card club. As a result, expanding or in some cases continuing the allocation of floor space to the poker room to support the potential influx of new customers is a difficult economic decision.

The PokerPro system is designed to increase casino revenue while helping to reduce the costs associated with poker rooms. The PokerPro system has shown that by eliminating a live dealer, more hands of poker can be played in a given amount of time, thereby increasing revenue generated by the rake. In addition, the elimination of a live dealer allows casinos and card clubs to avoid the labor costs of using a live dealer to operate a poker table. The PokerPro system is also designed to improve players’ gaming experience by eliminating dealer and player mistakes, eliminating the need for dealer tipping and by providing players with automated game information not available at poker tables operated by live dealers. We have also designed the PokerPro system to increase security in casinos by eliminating the potential for collusion between a player and a live dealer. In addition, because the PokerPro system provides automated information on bets placed and hands played that is not available with tables operated by live dealers, we believe it will increase security by assisting casinos in identifying potential collusion between players.

We have also received approval to conduct business as a company in California, Michigan, Arkansas, British Columbia, and various tribal gaming jurisdictions. We have also submitted applications in a number of major gaming jurisdictions, including Nevada, New Jersey, and Louisiana.

We have received product certifications from Gaming Laboratories International, Inc. (“GLI”) and BMM International (“BMM”), independent testing laboratories.

In addition our product has received electrical, communications, and safety certifications that comply with certain requirements and restrictions of:

•	Conformité Européenne (“CE”), a mandatory European marking for certain product groups to indicate conformity with the essential health and safety requirements set out in European Directives;
•	Federal Communications Commission (“FCC”), which regulates radio emissions of electronic devices;

•	The RoHS Directive (“ROHS”), which bans the placing on the European Union market of new electrical and electronic equipment containing more than agreed levels of certain hazardous materials; and
•	Underwriters Laboratories, Inc. (“UL”), a product safety compliance testing laboratory.

As of December 31, 2006 we had 14 customers in over 30 sites in the United States, cruise ships, United Kingdom, Australia, and South Africa. We are responsible for the United States, Canada, and cruise ship markets, and our international distributor, Aristocrat International Pty. Limited, is responsible for the rest of the world.

Additional information regarding our revenues during the years ended December 31, 2006, 2005 and 2004 is contained in Item 8 of this report.

We expect to generate revenue from licensing the rights to use the software necessary to operate the PokerPro system and from providing maintenance and support services to customers that license the PokerPro system. We expect to derive between 5% and 10% of our revenue from such maintenance and support services. Initially, we have licensed the PokerPro system to customers because we believe it will be easier for us to gain entry to our target markets if our customers in such markets are not required to commit significant resources in order to install and evaluate the PokerPro system. However, as the PokerPro system gains market acceptance, we may sell customers such components.

We were founded on August 22, 2003, by Gehrig H. “Lou” White, James T. Crawford and Arthur Lee Lomax. We were initially organized as a North Carolina corporation named National Card Club Corporation. From March 19, 2004 through July 27, 2004, we owned a majority interest in an affiliated limited liability company called PokerTek, LLC. On July 27, 2004, PokerTek, LLC merged with and into National Card Club Corporation and each member of PokerTek, LLC received six shares of our common stock for each unit of limited liability membership interest in PokerTek, LLC held by such member. The units of limited liability membership interest held by us immediately before the merger were cancelled. Simultaneous with this merger, we changed our name to PokerTek™, Inc.

We have determined that we have one reportable business segment based on how resources are allocated and operating decisions are made. Management evaluates performance and allocates resources based on operating profit or loss. Financial information regarding our one segment can be found in Item 8of this report.

Recent Events

On January 24, 2007, we announced five new customer installations. The latest installations were:

•	Crown Casino, Melbourne, Australia;
•	Carnival City, Johannesburg, South Africa;
•	Greektown Casino, Detroit, Michigan;
•	MotorCity Casino, Detroit, Michigan; and
•	FLB Sports Bar & Casino, Folsom, California.

On February 16, 2007, we announced that after a successful trial period, Princess Cruises has agreed to have 22 PokerPro tables installed by the end of fiscal 2007.

Overview of the PokerPro System

The PokerPro system is an advanced poker table with electronic components that allows players to play against other players in the same poker game at the same poker table using electronic cards and chips. Our original 10-seated table, which has the look of a traditional poker table, has 10 player positions. Our latest product, Heads-Up, is a two-seated version. Each player position has a touch screen monitor for the player to view cards, remaining chips and other game information, such as hands previously played by the player. The player also uses the touch screen monitor to input game decisions, such as betting, checking and folding. There is a 40" LCD video screen in the center of the 10-seat table that displays chips bet by each player and “community” cards dealt, as well as other game information. Instead of a live dealer, electronic cards are dealt to the players by a central server that is physically separate from the poker table. The PokerPro system currently allows players to play limit and no-limit Texas Hold ’em in both ring/cash games and single table tournaments. We have recently successfully tested Omaha, the next most popular variety of casino poker after Texas Hold’em, and multi-table tournaments and are in the process of designing further improvements to the PokerPro system to allow other varieties of poker to be played. Poker games offered by the PokerPro system are designed to be played in accordance with the same rules that apply to any live poker game, including any applicable pot and wager limitations.

In addition to the PokerPro table, the PokerPro system consists of a Cage Manager, which is an automated system that creates and maintains player accounts and transacts cash-in and cash-out functions. A player who wants to play on the PokerPro system will first establish an account with the Cage Manager and receive an account card. If a table position is open and available, the player can insert the account card into the PokerPro table and begin playing. If the tables are full, the player can sign up at a staffed waiting list station to reserve the next available position. The waiting list display indicates where a player is in the queue and, when a position becomes available, directs the player to the appropriate table. The PokerPro system’s administrative tools are designed to allow casino management to stop, start and monitor the poker games in progress and to change the type of poker being played, the betting limits and the number of players required to start a poker game. The administrative tools are also designed to track statistics about game play and specific players, such as the number of games being played per hour and the average pot size of each game. We have filed applications for numerous patents covering various aspects of the PokerPro system.

Our License from WPT Enterprises, Inc.

WPT Enterprises, Inc., which operates the World Poker Tour, made a strategic loan of $185,090 to our former affiliate PokerTek, LLC and in connection with such loan, granted PokerTek, LLC an exclusive, 10-year, royalty-free, non-sublicensable license to use the “World Poker Tour” name and related logo and trademark in connection with the lease, sale or distribution in the United States of tables featuring automated live poker games and tournaments to casinos, card rooms, and other commercial poker venues. Although we repaid the loan in full in October 2005, we continue to enjoy the rights granted to us pursuant to the license. WPT may terminate the license it has granted us in the event we breach any material term of the license, we fail to adhere to WPT’s style guide for its logos and trademarks or if we become subject to voluntary bankruptcy proceedings or involuntary bankruptcy proceedings that are not dismissed within 30 days. We obtained the rights in this license when PokerTek, LLC merged into us in July 2004.

Market Opportunities for Poker-Related Entertainment

Consumer spending on poker increased dramatically in 2005. The AGA reported that in Nevada and New Jersey, the only states that track poker revenue, poker players spent $207.2 million on organized poker in 2005, a 37% increase over 2004. According to Casino City Press, as of January 31, 2007, there were approximately 6,000 poker tables operating in the United States and over 2,600 outside the United States. Each market presents varying degrees of opportunity and operates under different regulatory guidelines.

We intend to market the PokerPro system to five distinct existing markets:

•	tribal casinos (approximately 1,970 poker tables);
•	commercial casinos (approximately 2,700 poker tables);
•	card clubs (approximately 1,400 poker tables);
•	cruise ships (approximately 150 poker tables); and
•	international casinos (approximately 2,620 poker tables).

We initially established the PokerPro system in tribal casinos, as the regulatory requirements for manufacturing and distributing gaming machines to tribal casinos are the least burdensome. We next installed tables on cruise ships because, as with tribal casinos, there are minimal regulatory requirements. We also have received regulatory approval to install tables in commercial casinos in Arkansas and Michigan and in California card clubs. We continue to seek regulatory approval within the card club and commercial casino markets in other states.

Regulatory approval from the date of initial application for commercial casinos could take up to 24 months or longer. We intend to offer the PokerPro system to commercial casinos immediately upon regulatory approval in each state, as we did in both Arkansas and Michigan. The international market is much more complex from a regulatory standpoint. Regarding the international market, on January 20, 2006, PokerTek, Inc. entered into an international distribution rights agreement with Aristocrat International Pty. Limited and its affiliates. Aristocrat International Pty. Limited is a wholly owned subsidiary and affiliate of Aristocrat Leisure Limited, a leading global provider of gaming solutions that focuses primarily on video slot machines, progressive systems and casino management systems. The distribution agreement provides Aristocrat with the sole and exclusive right to globally (excluding the United States and Canada) distribute, market, enter into license agreements and, under certain circumstances, manufacture our PokerPro system, in return for Aristocrat’s payment to us of a portion of the license fees received by Aristocrat from each customer in connection with Aristocrat’s licensing of the PokerPro system. Among other things, we will, at our own expense, provide Aristocrat with the necessary training to install, operate, maintain and service the PokerPro system and obtain and maintain all current approvals of appropriate regulators in existence on the date of the distribution agreement. We entered into the agreement with Aristocrat because we believe that Aristocrat’s existing relationships with over 55 countries could broaden and hasten the acceptance of the PokerPro system.

Markets

Tribal Casinos. According to the Tribal Court Clearinghouse, of the 562 Federally-recognized Native American tribes, 224 were engaged in gaming, operating 354 gaming operations in 28 states. We have entered into a definitive agreement with the Seminole Tribe of Florida to license the PokerPro system. We currently have two PokerPro systems at the Seminole Tribe of Florida’s Hard Rock Hotel and Casino in Hollywood, Florida and two PokerPro systems at the Seminole Hard Rock Hotel and Casino in Tampa, Florida. We have also entered into an agreement with the Iowa Tribe of Oklahoma and have one PokerPro system at the Tribe’s Cimarron Casino in Perkins, Oklahoma. We have submitted an application seeking approval for the PokerPro system to the Connecticut Division of Special Revenue, which regulates gaming activity in tribal casinos in Connecticut. We have also prepared and submitted approval applications and have retained counsel in Louisiana, Mississippi, and Washington state to assist in the application process to have PokerTek and PokerPro approved for tribal casinos in those jurisdictions.

In October 2006, PokerTek and the PokerPro system was granted approval by GLI, whose certification is necessary before we may install the PokerPro system in certain tribal casinos. GLI certification allows us to market and distribute the PokerPro system to a majority of the tribal casinos in the United States where poker is allowed without any further product certification, since GLI has contracts with the majority of tribal casinos for product testing. In addition to GLI certification, we will also need to become certified as a gaming supplier with each tribal casino.

Commercial Casinos. The commercial casino segment of the poker market is the most mature and is almost as large as the tribal casino segment. The AGA reported that there were 455 casinos operating in the 11 states that offered legalized gaming in 2005. The largest markets in terms of gross gaming revenue for commercial casinos were Nevada, which in 2005 had 268 casinos, and New Jersey, which in 2005 had 12 casinos. According to Casino City Press, as of February 28, 2007 commercial casinos operated approximately 2,700 poker tables in the United States. We have submitted applications seeking approval for the PokerPro system to the appropriate regulatory bodies in Mississippi, Nevada and New Jersey and has retained counsel in Louisiana to assist with the commercial casino application approval process.

Card Clubs. In addition to poker tables either in commercial or tribal casinos, several states such as California, Washington, North Dakota, Minnesota and Montana have card clubs that specialize in poker. California and Washington are the two largest card club markets in terms of revenue. According to Casino City Press, as of February 28, 2007, California is the largest card club market in the United States, with 67 card clubs operating a total of approximately 1,100 tables, and 72 card clubs located in Washington state operating approximately 240 tables. PokerTek has submitted an application to California and retained counsel in Washington to assist in the application process to have PokerTek and PokerPro approved for use by card clubs in those jurisdictions.

Cruise Ships. The cruise ship segment of the poker market is the newest. There were no poker tables on cruise ships until the PokerPro launch in April 2006. There are approximately 200 ocean-going cruise ships in the world, of which PokerPro currently has approximately 25 tables on 23 of these ships.

Geographic Financial Information

To date, we have generated substantially all of our revenues in the United States and all our long-lived assets are located in the United States or on cruise ships in international waters.

Competition

The market for gaming devices is mature and characterized by numerous competitors that develop and license proprietary table games. We are aware of three other companies working on a product similar to the PokerPro system. However, we expect that if we are successful in establishing market acceptance of the PokerPro system, we will attract additional competitive forces into the market. We expect that such competition may come from established manufacturers of gaming devices as well as newer companies. We anticipate that those potential competitors that are established manufacturers of gaming devices will have widespread brand recognition, substantially greater resources and marketing capabilities than we have and some, if not all, of the regulatory approvals that would be required to market and sell automated poker tables in our target markets. If we are unable to compete successfully against such potential competitors, we may be unable to establish market acceptance for the PokerPro system, which could prevent us from achieving or sustaining profitability.

We compete with other gaming and entertainment products and gaming supply companies for space on the casino customer’s floor, as well as for our customer’s capital spending. Some of the larger gaming supply companies with whom we compete with in this regard are International Game Technology, Progressive Gaming International, ShuffleMaster, and WMS Industries, Inc.

We will compete with poker tables using live dealers and other gaming and entertainment products within casinos and card clubs, including slot games, roulette, craps, sportsbook, keno, public domain table games such as blackjack, and other live and automated table games. In addition, we also expect to compete with Internet poker websites and other forms of Internet gaming.

We will compete to gain and expand market acceptance of the PokerPro system among owners and operators of casinos and card clubs as well as among poker players. The bases on which we will compete will differ between these two groups. We expect to compete for space on a casino’s or card club’s floor principally on the bases of revenue generation, cost savings, relationships with owners and operators of such casinos and card clubs and costs associated with switching from existing gaming devices. We expect to compete to attract and retain poker players principally on the bases of ease of play, speed of play, product functionality and costs associated with play.

Research and Development

Our research and development efforts to date have been solely focused on the development of the PokerPro system. Our research and development expenses were $3,949,223 during the fiscal year ended December 31, 2006, $2,287,795 during the fiscal year ended December 31, 2005, and $476,583 during the fiscal year ended December 31, 2004. The PokerPro system currently allows players to play limit and no-limit Texas Hold’em and Omaha in both ring/cash games and single and multi-table tournaments. We are in the process of designing improvements to the PokerPro system that allow other varieties of poker to be played and to add other functions that are currently unavailable in the PokerPro system or in other gaming technologies. We also may develop other related gaming technologies that are designed to benefit casinos or card clubs in the operation of their poker rooms.

Description of Owned Intellectual Property

We currently have applications for approximately 50 patents pending before the U.S. Patent and Trademark Office which relate to various aspects of the PokerPro system. However, patent applications can take many years to issue and we can provide no assurance that any of these patents will be issued at all. As we continue to develop new technology, we may file patent applications with respect to such technology. Although initiating and maintaining suits against third parties for infringement of intellectual property rights will likely require substantial financial resources, we intend to aggressively pursue anyone we reasonably believe is infringing upon our intellectual property rights. We have also registered the www.pokertek.com Internet domain name.

Gehrig “Lou” White, our Chief Executive Officer, and James Crawford, our President and Secretary, have jointly filed an application with the U.S. Patent and Trademark Office to register the “PokerPro” trademark. The application is pending. They have assigned us their rights in this application and have agreed to assign us the trademark if the trademark is registered by the U.S. Patent and Trademark Office.

Gaming Regulations and Licensing

Regulatory Overview. Generally, the manufacture, sale and use of gambling devices is subject to extensive Federal, state, local and tribal regulation. In order to sell and distribute the PokerPro system to our target markets, we and our customers must comply with the applicable regulations of each jurisdiction in which we operate. We expect it to take 24 months or longer to obtain regulatory approval in some jurisdictions. Because the PokerPro system represents a new and innovative technology, it is impossible for us to accurately determine how the various regulatory authorities will view its sale and use, or how long it will take to obtain any required approvals or licenses. It is possible that the approval of the PokerPro system will take much longer than we expect or that the PokerPro system will not be approved in the jurisdictions where we intend to operate, in which case we will be unable to generate revenues in such jurisdictions. The laws and regulations of the jurisdictions in which we intend to operate are subject to amendment and reinterpretation from time to time, and therefore it is possible that even if the PokerPro system is approved at one time, its use may be restricted, conditioned or prohibited in the future.

Initially, we intend to market the PokerPro system to tribal casinos nationally and to card clubs located in California and Washington. Another market where we have quickly gained acceptance are on cruise ships, which have regulations that are less burdensome than other markets. Eventually, we plan to market the PokerPro system to commercial casinos located in Nevada and to other potential customers both in the United States and internationally. We currently have customers in five states and three countries as well as on cruise ships. In the United States, we have received approval of the PokerPro system from the Seminole Tribe of Florida, the Chickasaw Nation of Oklahoma, the Iowa Tribe of Oklahoma, the California Gaming Control Commission, the Mississippi Gaming Commission, and the Arkansas Racing Commission. We have submitted applications seeking the approval of the PokerPro system to the Connecticut Division of Special Revenue, the New Jersey Casino Control Commission, Loto-Quebec, and the Nevada Gaming Control Board. The Seminole Tribe of Florida, which operates seven casinos in Florida, has registered the PokerPro system for use in its casinos, based on its classification of the PokerPro system as a “Class II” gaming device, as described below under “Tribal Casinos”. Internationally we will be relying on the distribution agreement entered into with Aristocrat, one of the largest gaming companies in the world.

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

Some states prohibit playing poker or gambling in any form. We do not intend to sell or distribute the PokerPro system in these states or to Native American tribes located in these states unless such sales or distribution is specifically authorized by the Tribal State Compact, a legally binding agreement between states and tribes.

The following is a brief description of the material regulations that may apply to us in some of the jurisdictions in which we intend to market and sell the PokerPro system.

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

Based on our understanding of classification under IGRA, we believe that the PokerPro system will qualify as a permissible aid to Class II gaming and that tribal casinos that are located in states where poker is either expressly permitted or not expressly prohibited (so long as poker is being played somewhere in the state) will be legally entitled to use the PokerPro system, provided they otherwise comply with the IGRA, NIGC regulations and any applicable tribal regulations.

Before using the PokerPro system, a tribal casino may require a legal opinion stating that the device falls within the Class II category. The casino may also seek an advisory opinion from the NIGC. It may be difficult or expensive to obtain the necessary favorable legal or advisory opinions and we may not be able to obtain such opinions at all. Although NIGC opinions are only advisory and not binding upon a court of law, an adverse opinion by the NIGC would severely impact our ability to sell the PokerPro system to tribal casinos.

Many tribal casinos require devices such as the PokerPro system be approved by GLI before the casino will agree to use it. We received approval for the PokerPro system from GLI in October 2006. In addition to GLI certification, we must also become approved as a gaming supplier with each tribal casino.

It is possible that a court decision or a formal NIGC opinion may determine that the PokerPro system is not a form of Class II gaming, but instead a form of Class III gaming. Class III gaming is only permitted in tribal casinos where the tribe and the state in which the tribe is located have entered into a tribal-state compact that permits such gaming. Far fewer tribal casinos are allowed to engage in Class III gaming compared to Class II gaming. Therefore, if the PokerPro system is classified as a Class III game, it would have a material adverse effect on our business plan and other severe consequences, as any tribal casino using the PokerPro system that was not covered by an appropriate tribal-state compact would be engaged in illegal gambling.

Card Clubs. States that allow poker to be played in card clubs have various regulatory requirements that apply to manufacturers of gambling devices. We will be required to become a licensed manufacturer of gambling devices and the PokerPro system may have to meet certain technical requirements before we may manufacture and distribute the PokerPro system for use in card clubs. We have not obtained any licenses to use the PokerPro system in any state-regulated card clubs and there is no guarantee that we will be able to obtain such licenses in a timely fashion or at a cost acceptable to us, if at all.

Commercial Casinos. States that allow some form of casino-style gambling have extensive regulatory requirements that must be met before the PokerPro system can be marketed to commercial casinos located in these states. Generally, each state’s respective gaming commission will require that a license or finding of suitability be issued with respect to us as an entity, the PokerPro system, or both. Among those states that require regulatory approval for both us and the PokerPro system, some states will consider such approval simultaneously, while others, such as Nevada, will require that we obtain regulatory approval before considering approval for the PokerPro system. Some states require the licenses and findings of suitability to be renewed on a regular basis. State commissions can deny our applications for licenses and findings of suitability for any cause they deem reasonable and there is no guarantee that we will be able to obtain the required licenses and findings of suitability in a timely fashion or at a cost acceptable to us.

If a state requires that we obtain regulatory approval in addition to the regulatory approval required for the PokerPro system, we will be required to submit detailed financial and operating reports and furnish any other information the state commission may require. Our officers, directors, certain key employees and any person having a material relationship with us may have to qualify with the state commission and obtain a finding of suitability. Our beneficial owners, especially beneficial owners of more than 5% of our outstanding common stock, may also be required to obtain a finding of suitability. We are unaware of any circumstances that would categorically prevent any gaming authority from finding any of our executive officers, directors, certain key employees or significant shareholders suitable.

Cruise Ships. The PokerPro system is currently under no regulatory restrictions aboard cruise ships.

All of our executive officers, certain key employees and all of our directors have been found suitable in multiple jurisdictions by various gaming authorities. If a gaming authority in any jurisdiction fails to find any of our executive officers, certain key employees, directors or significant shareholders suitable, we may be prohibited from leasing, licensing or selling the PokerPro system in that jurisdiction.

A finding of suitability is generally determined based upon numerous facts and circumstances surrounding the entity or individual in question and many gaming authorities have broad discretion in determining whether a particular entity or individual is suitable. We are unaware of circumstances that would categorically prevent a gaming authority from finding any of our executive officers, directors, certain key employees or significant shareholders suitable.

Gehrig H. “Lou” White, our Chief Executive Officer, a director and beneficial owner of approximately 24% of our common stock, intends to disclose in applications for the determination of suitability to be filed with gaming authorities that the IRS has recently completed an examination of his 2000 and 2001 federal individual income tax returns. The IRS previously issued an examination report showing a proposed income tax deficiency for Mr. White’s 2000 federal income tax return of $410,215 (plus additional interest and penalties attributable to that underpayment of tax) based on a disallowance of certain deductions for charitable contributions that Mr. White made to a foundation he established and mortgage interest that Mr. White paid to Legacy Capital, LLC, an affiliate of Merrill Scott & Associates, Ltd. Merrill Scott is an investment advisor that was placed under receivership in 2002 by the SEC for violations of a variety of federal securities laws in connection with fraud and misappropriations of clients funds by the firm through a scheme in which it obtained funds from its clients seeking above-market returns and other benefits. Mr. White is currently appealing the IRS’s proposed income tax deficiency. The IRS examination of Mr. White’s 2001 federal tax return resulted in the issuance of a notice of deficiency for additional income tax in the amount of $75,445 (plus additional interest and penalties attributable to that underpayment of tax). In his original 2001 federal tax return, Mr. White claimed deductions relating to a partnership investment he made after receiving advice from a law firm. The law firm subsequently informed Mr. White that the IRS had challenged the tax treatment of the investment structure and that he should file an amended return. Mr. White then filed an amended federal income tax return for 2001 eliminating the deductions relating to the partnership investment. He also paid the federal income taxes resulting from the elimination of such deductions. The IRS notice of deficiency assessed additional income taxes as the result of disallowing deductions for tax advice in connection with the partnership investment transaction and an accuracy penalty in connection with the losses claimed with respect to that investment. These amounts have been paid which completes the audit process for Mr. White’s 2001 return. Due to the broad discretionary powers of gaming authorities, it is unknown what effect the IRS examinations of Mr. White’s federal income tax returns may have on Mr. White’s applications for a determination of suitability.

If any of our executive officers, certain key employees, directors or significant shareholders is not found suitable in a jurisdiction requiring a finding of suitability, we would be prevented from leasing, licensing or selling the PokerPro system in that jurisdiction as long as the individual or entity in question remained an officer, key employee, director, or a significant shareholder. Such an occurrence would likely delay our introducing the PokerPro system into such jurisdictions or prevent us from introducing the system in such jurisdictions altogether. Depending on how material such jurisdictions are to our plan of operations, failure to obtain such findings of suitability could have a material adverse effect on our result of operations. In addition, a finding that one of our executive officers, certain key employees, directors or significant shareholders is not suitable in any jurisdiction may hinder our ability to obtain necessary regulatory approvals in other jurisdictions. Conversely, however, a finding of suitability by one or more gaming authorities does not ensure that similar suitability determinations will be obtained from any other gaming authorities.

Although we have the ability to terminate the employment of an executive officer or key employee in the event that such executive officer or key employee fails to be found suitable, such termination would disrupt the management of our company, may trigger severance provisions under certain employment agreements and would likely have an adverse effect on our business and the results of our operations. In addition, the removal of a director under the provisions of our Amended and Restated Bylaws requires action on the part of our shareholders at a special shareholders’ meeting. Our Amended and Restated Articles of Incorporation provide that we may redeem at fair market value any or all shares of our capital stock held by any person or entity whose status as a shareholder, in the opinion of our Board of Directors, jeopardizes the approval, continued existence, or renewal of any federal, state, local or tribal license we hold. However, we may not have the funds available for such a redemption, especially if the shareholder in question holds a significant amount of our common stock. We have not determined what action we would take in such event. We will also be prevented from effecting such a redemption if it would violate North Carolina law.

A state commission may have the authority to disapprove a change in our officers, directors and key employees. Some corporate transactions, including those that may be advantageous to our shareholders, may require prior approval of various state commissions. These states may also require the PokerPro system to undergo rigorous testing by the commission, a field trial and a determination as to whether the PokerPro system meets the typically strict technical standards set forth in the applicable regulations of the state commission.

The failure to comply with any requirements imposed by various state commissions or required by state law could prevent us from selling the PokerPro system in such state, subject us to criminal and civil penalties, substantial fines and materially adversely affect our business.

Federal Regulation. The Johnson Act broadly defines an illegal gambling device as any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” We believe the Johnson Act does not apply to the use of the PokerPro system by tribal casinos because several court decisions have held that electronic aids to permitted Class II gaming under the IGRA are not prohibited by the Johnson Act. However, there is no guarantee that our belief is correct.

The prior court decisions have focused on the use by tribal casinos of electronic aids to bingo. We are not aware of any court or regulatory body that has considered how the Johnson Act applies to the PokerPro system or any other form of electronic poker table. The Department of Justice, the primary law enforcement entity responsible for enforcing the Johnson Act, has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act. PokerTek, Inc. currently manufactures and offers electronic poker tables that we consider to be outside the scope of the Johnson Act. However, we have filed under the Johnson Act and will maintain the required documentation under the Johnson Act to attempt to avoid any possible rulings prohibiting the installation of our products.

International Regulation. As mentioned above under the “Market Opportunities for Poker-Related Entertainment”, we have signed an international distribution rights agreement with Aristocrat. Certain foreign countries permit the importation, sale and operation of gaming equipment in casino and non-casino environments. To market the PokerPro system in these jurisdictions, we and the PokerPro system must comply with each individual country’s applicable regulations.

Seasonality and Business Fluctuations

We expect that quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, gaming regulatory approval or denial of our product and corporate licenses, the introduction of new products or the seasonality of customer capital budgets.

Customer Dependence

As discussed above under “Overview”, as of December 31, 2006 we have 14 customers. Two of our customers, the Seminole Tribe of Florida and Carnival Corporation & plc, made up approximately 42% of our aggregate 2006 license fees. We also generated equipment sales revenue in 2006 and 2005. Substantially all of this revenue was attributable to Aristocrat, our international distributor, which enabled them to display our tables to licensing bodies and install our tables at international customers. The loss of these customers would have a material adverse effect on our business.

Product Supply

We obtain the parts, including hardware components, table game felts, signs, and accessories for the PokerPro system from third-party suppliers. We currently assemble the PokerPro system from such component parts; however, we expect that when development of the PokerPro system is complete, we will retain one or more third-party manufacturers to complete all phases of manufacturing.

We currently obtain the touch screen monitors for the PokerPro system from a single manufacturer. While changing manufacturers for this component is not impossible, doing so would require significant time and effort on the part of our management team, which would divert their attention from other revenue generating activities. In addition, the supply of the liquid crystal display for the PokerPro system is uncertain and subject to significant backlogs from time to time due to spikes in demand. We compete with other companies for the production capacity of third-party manufacturers and suppliers for these displays and for other components. Certain of these competing companies have substantially greater financial and other resources than we have and thus we may be at a competitive disadvantage in seeking to procure production capacity.

Other than as discussed above, we believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

Working Capital Practices

We have funded our growth through loans from our principals and from issuances of our common stock. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” regarding our liquidity, financial position and sources and uses of funds.

Our credit policy has provided for negligible reserve requirements to date on our accounts receivable. Outstanding accounts are reviewed regularly and reserves are provided for potential write off, if applicable.

We facilitate short product lead times required by some of our customers. Accordingly, we generally maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon historical or forecasted usage and market conditions. Inventories are valued at lower of cost or market. To date we have not incurred material obsolescence or write-offs, but may incur such charges in the future.

Backlog

We are regularly negotiating agreements with various potential customers, but as of December 31, 2006 and December 31, 2005 we had not experienced any backlog.

Employees

As of December 31, 2006, we had 69 full-time employees. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

Available Information

Our internet address is www.pokertek.com. Our transfer agent is American Stock Transfer & Trust Company and their address is 59 Maiden Lane, Plaza Level, New York, NY 10038.

Item 1A.	Risk Factors.

We have a limited operating history on which to evaluate our business.

We are a company that has only recently begun to receive operating revenue and our management has limited experience in our market. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development and possible cost overruns. In addition, our only product, the PokerPro system, is an innovative product that has not yet been introduced to the market on a wide scale. Although we have completed development of the initial version of the PokerPro system, we are still in the process of developing and testing the software that will allow additional poker games to be played on the PokerPro system and enhancing the PokerPro system’s player tracking and accounting system.

We have minimal operating revenue to date and a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We have experienced operating losses for each quarterly and annual period since our inception in August 2003. We experienced net losses of $9,145,718 for the year ended December 31, 2006 and $3,700,544 for the year ended December 31, 2005. As of December 31, 2006, we had an accumulated deficit of $13,837,074. To implement our business plan and generate revenue from other sources, we must obtain necessary regulatory approvals in many additional jurisdictions. The timing of our revenue generation will be driven in part by our receipt of such approvals in additional jurisdictions and entry into definitive agreements with customers in those jurisdictions. We anticipate that we will incur increased expenses, losses and cash flow deficits as we seek regulatory approval for our PokerPro system and market it in various jurisdictions. We may not receive further regulatory approvals. For the reasons discussed above and elsewhere in this report, it is possible that we may not generate significant revenues or profits in the foreseeable future or at all. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business and the market price of our common stock and may require us to raise additional capital, which may not be available on terms acceptable to us or at all.

Our success depends on the PokerPro system achieving and maintaining widespread acceptance by casinos and poker players.

Our success will depend to a large extent on broad market acceptance of the PokerPro system among casinos and poker players. Even if we demonstrate the effectiveness of the PokerPro system and our business model, casinos and poker players may still not use the PokerPro system for a number of other reasons, including preference for live dealers, mistrust of technology and perceived lack of reliability. We believe that the acceptance of the PokerPro system by casinos and poker players will depend on the following factors:

•	our ability to demonstrate the PokerPro system’s economic and other benefits to casinos;
•	players becoming comfortable with using the PokerPro system; and
•	the reliability of the hardware and software comprising the PokerPro system.

Initially, we intend to enter into month-to-month agreements with our customers under which we will license the software associated with the PokerPro system. If and when market acceptance of the PokerPro system has been established, we intend to negotiate long-term agreements with our customers and may sell components to customers rather than license them. However, if the PokerPro system fails to achieve market acceptance quickly, our customers may not renew such agreements, which would reduce our net revenue and impede our efforts to market the PokerPro system.

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

Obtaining requisite approvals is a time-consuming and costly process and cannot be assured. Although a manufacturer of gaming devices may pursue entity regulatory approval with regulators of tribal casinos at the same time that it pursues regulatory approval for its gaming devices, states that license commercial casinos, such as Nevada, require that a manufacturer obtain entity regulatory approval before seeking approval for its gaming devices. In addition, because the PokerPro system is an innovative product, we expect that some regulatory authorities will be uncertain as to how to classify it. We expect that this uncertainty will result in additional time and expense associated with obtaining necessary regulatory approvals. Even after incurring significant time and expense seeking such regulatory approvals, we may not be able to obtain them.

We have received approval to conduct business as a company in California, Michigan, Arkansas, British Columbia, Mississippi, and various tribal gaming jurisdictions. We have also submitted applications in a number of major jurisdictions including Nevada, New Jersey, and Louisiana. Our current registrations and any other registrations, licenses, approvals or findings of suitability that we may obtain may be revoked, suspended or conditioned. The revocation or denial of a license in a particular jurisdiction means that we cannot distribute the PokerPro system in that jurisdiction, and could adversely affect our ability to obtain or maintain licenses in other jurisdictions.

Gaming devices are regulated at the federal level by the Johnson Act. We believe the Johnson Act does not apply to the use of the PokerPro system by tribal casinos because several court decisions have held that electronic aids to permitted Class II gaming devices under the IGRA are not prohibited by the Johnson Act. However, there is no guarantee that our belief is correct. We currently manufacture and offer electronic poker tables that we consider to be outside the scope of the Johnson Act. However, we have filed under the Johnson Act and will maintain the required documentation under the Johnson Act to attempt to avoid any possible rulings prohibiting the installation of its products. These court decisions have focused on the use by tribal casinos of electronic aids to bingo. We are not aware of any court or regulatory body that has considered how the Johnson Act applies to the PokerPro system or any other form of electronic poker table. The Department of Justice, the primary law enforcement entity responsible for enforcing the Johnson Act, has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act. It is possible that the Department of Justice may institute criminal and civil proceedings against us and that a court may rule that the Johnson Act prohibits the use of the PokerPro system by tribal casinos unless the tribe and state have entered into an appropriate tribal-state compact. Any such proceedings could interfere with our ability to obtain regulatory approvals in other jurisdictions.

If we fail to obtain a necessary registration, license, approval or finding of suitability in a given jurisdiction, we would likely be prohibited from distributing our PokerPro system in that jurisdiction. In addition, some jurisdictions require license holders to obtain government approval before engaging in some transactions, such as business combinations, reorganizations, stock offerings and repurchases. We may not be able to obtain all necessary registrations, licenses, permits, approvals or findings of suitability in a timely manner, or at all. Our failure to obtain in a timely manner necessary regulatory approvals in jurisdictions that are material to us, whether individually or in the aggregate, would have a material adverse effect on our net revenue and delay or prevent market acceptance of the PokerPro system.

Gaming authorities in multiple jurisdictions have determined that certain of our executive officers, key employees, directors and significant shareholders are suitable. The inability of an executive officer, key employee, director or significant shareholder to obtain a determination of suitability in a jurisdiction may adversely affect the introduction of PokerPro in that jurisdiction.

Gaming authorities in some jurisdictions may investigate any individual who has a material relationship with us and any of our shareholders to determine whether the individual or shareholder is suitable to those gaming authorities. Certain of our executive officers, key employees, directors and significant shareholders have been found suitable in multiple jurisdictions by various gaming authorities. If a gaming authority in any jurisdiction fails to find any of our executive officers, key employees, directors or significant shareholders suitable, we may be prohibited from leasing, licensing or selling the PokerPro system in that jurisdiction.

A finding of suitability is generally determined based upon numerous facts and circumstances surrounding the entity or individual in question and many gaming authorities have broad discretion in determining whether a particular entity or individual is suitable. We are unaware of circumstances that would categorically prevent a gaming authority from finding any of our officers, key employees, directors or significant shareholders suitable.

Gehrig H. “Lou” White, our Chief Executive Officer, a director and beneficial owner of approximately 24% of our common stock, intends to disclose in applications for the determination of suitability to be filed with gaming authorities that the IRS has recently completed an examination of his 2000 and 2001 federal individual income tax returns. The IRS previously issued an examination report showing a proposed income tax deficiency for Mr. White’s 2000 federal income tax return of $410,215 (plus additional interest and penalties attributable to that underpayment of tax) based on a disallowance of certain deductions for charitable contributions that Mr. White made to a foundation he established and mortgage interest that Mr. White paid to Legacy Capital, LLC, an affiliate of Merrill Scott. Merrill Scott is an investment advisor that was placed under receivership in 2002 by the SEC for violations of a variety of federal securities laws in connection with fraud and misappropriations of clients funds by the firm through a scheme in which it obtained funds from its clients seeking above-market returns and other benefits. Mr. White is currently appealing the IRS’s proposed income tax deficiency. The IRS examination of Mr. White’s 2001 federal tax return resulted in the issuance of a notice of deficiency for additional income tax in the amount of $75,445 (plus additional interest and penalties attributable to that underpayment of tax). In his original 2001 federal tax return, Mr. White claimed deductions relating to a partnership investment he made after receiving advice from a law firm. The law firm subsequently informed Mr. White that the IRS had challenged the tax treatment of the investment structure and that he should file an amended return. Mr. White then filed an amended federal income tax return for 2001 eliminating the deductions relating to the partnership investment. He also paid the federal income taxes resulting from the elimination of such deductions. The IRS notice of deficiency assessed additional income taxes as the result of disallowing deductions for tax advice in connection with the partnership investment transaction and an accuracy penalty in connection with the losses claimed with respect to that investment. These amounts have been paid which completes the audit process for Mr. White’s 2001 return. Due to the broad discretionary powers of gaming authorities, it is unknown what effect the IRS examinations of Mr. White’s federal income tax returns may have on Mr. White’s applications for a determination of suitability.

If any of our executive officers, certain key employees, directors or significant shareholders is not found suitable in a jurisdiction requiring a finding of suitability, we would be prevented from leasing, licensing or selling the PokerPro system in that jurisdiction as long as the individual or entity in question remained an officer, key employee, director or a significant shareholder. Such an occurrence would likely delay our introducing the PokerPro system into such jurisdiction or prevent us from introducing the system in such jurisdictions altogether. Depending on how material such jurisdiction is to our plan of operations, failure to obtain such findings of suitability could have a material adverse effect on our result of operations. In addition, a finding that one of our executive officers, certain key employees, directors or significant shareholders is not suitable in any jurisdiction may hinder our ability to obtain necessary regulatory approvals in other jurisdictions. Conversely, however, a finding of suitability by one or more gaming authorities does not ensure that similar suitability determinations will be obtained from any other gaming authorities.

Although we have the ability to terminate the employment of an executive officer or key employee in the event that such executive officer or key employee fails to be found suitable, such termination would disrupt the management of our company, may trigger severance provisions under certain employment agreements and would likely have an adverse effect on our business and the results of our operations. In addition, the removal of a director under the provisions of our Amended and Restated Bylaws requires action on the part of our shareholders at a special shareholders’ meeting. Our Amended and Restated Articles of Incorporation provide that we may redeem at fair market value any or all shares of our capital stock held by any person or entity whose status as a shareholder, in the opinion of our Board of Directors, jeopardizes the approval, continued existence, or renewal of any federal, state, local or tribal license we hold. However, we may not have the funds available for such a redemption, especially if the shareholder in question holds a significant amount of our common stock. We have not determined what action we would take in such event. We will also be prevented from effecting such a redemption if it would violate North Carolina law.

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

Due to the limited barriers to entry, we believe that the early establishment of market share is a key factor in our plan of operations, especially given the finite market for the PokerPro system. If we are unable to obtain significant early market presence or we lose market share to our competitors, it may cause us to reduce the price at which we license or sell the PokerPro system, which would materially affect our net revenue. There are many companies that could introduce directly competitive products in the short term that also have established industry relationships, the potential to develop technology quickly and greater resources than we have.

We compete in a single industry, and our business would suffer if demand for gaming in general, or poker in particular, decreases.

We expect to derive substantially all of our revenues from the leasing, licensing, and sale of the PokerPro system and from providing related maintenance and support services. Although the popularity of poker in particular and gaming in general has recently been growing in the United States and abroad, gaming has historically experienced backlash from various constituencies and communities. Public tastes are unpredictable and subject to change and may be affected by changes in the country’s political and social climate. A change in public tastes or a backlash among certain constituencies or in certain communities could result in reduced popularity of poker or increased regulation of the gaming industry, either of which could significantly reduce demand for the PokerPro system.

Moreover, the market for the PokerPro system is limited; according to Casino City Press, as of January 31, 2007, there were approximately 6,000 poker tables in the United States and approximately 2,600 poker tables in other countries. Although we believe that this represents a significant opportunity for the PokerPro system, the number of venues in which the PokerPro system can be placed is finite, and the number of jurisdictions in which gaming is legal is limited.

If we fail to protect our intellectual property rights, competitors may be able to use our technology, which could weaken our competitive position, reduce our net revenue and increase our costs.

We believe that our long-term success will depend to a large degree on our ability to protect the proprietary technology that we have developed or acquired or may develop or acquire in the future. We currently have applications for approximately 50 patents pending before the U.S. Patent and Trademark Office that relate to various aspects of the PokerPro system. However, patent applications can take many years to issue and we can provide no assurance that any of these patents will be issued. If we are denied any or all of these patents, we may not be able to successfully prevent our competitors from imitating the PokerPro system or using some or all of the processes that are the subject of such patent applications. Such imitation may lead to increased competition within the finite market for the PokerPro system. Even if our pending patents are issued, our intellectual property rights may not be sufficiently comprehensive to prevent our competitors from developing similar competitive products and technologies. Although we intend to aggressively pursue anyone we reasonably believe is infringing upon our intellectual property rights, initiating and maintaining suits against third parties that may infringe upon our intellectual property rights will require substantial financial resources. We may not have the financial resources to bring such suits and if we do bring such suits, we may not prevail. Regardless of our success in any such actions, we could incur significant expenses in connection with such suits.

Third party claims of infringement against us could adversely affect our ability to market our products and require us to redesign our products or seek licenses from third parties.

We are susceptible to intellectual property lawsuits that could cause us to incur substantial costs, pay substantial damages or prohibit us from distributing the PokerPro system. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our products may infringe. If the PokerPro system infringes a valid patent, we could be prevented from distributing the PokerPro system unless and until we can obtain a license or redesign it to avoid infringement. A license may not be available or may require us to pay substantial royalties. We also may not be successful in any attempt to redesign the PokerPro system to avoid any infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and we may not have the financial and human resources to defend ourselves against any infringement suits that may be brought against us.

Defects in, and fraudulent manipulation of, the PokerPro system could reduce our revenue, increase our costs, burden our engineering and marketing resources, involve us in litigation and adversely affect our gaming licenses.

Our success will depend on our ability to avoid, detect and correct software and hardware defects and prevent fraudulent manipulation of the PokerPro system. The PokerPro system is subject to rigorous internal testing, and will be subject to additional testing by regulators in certain gaming jurisdictions. We may not be able to build and maintain products that are free from defects or manipulation and that satisfy these tests. Although we have taken steps to prevent defects and manipulations, the PokerPro system could suffer such defects and manipulation after it has been widely distributed.

Although we do not believe it is likely, it is possible that an individual could breach the security systems of a casino or card club, gain access to the server on which the PokerPro system operates and fraudulently manipulate its operations. The occurrence of such fraudulent manipulation or of defects or malfunctions could result in financial losses for our customers and the subsequent termination of agreements, cancellation of orders, product returns and diversion of our resources. Even if our customers do not suffer financial losses, casinos and card clubs may replace the PokerPro system if it does not perform according to expectations. Any of these occurrences could also result in the loss of or delay in market acceptance of the PokerPro system and loss of licenses and sales.

In addition, the occurrence of defects in, or fraudulent manipulation of, the PokerPro system and its associated software may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other disciplinary action by regulatory authorities that could include suspension or revocation of our regulatory approvals.

The use of the PokerPro system could result in product liability claims that could be expensive and that could damage our reputation and harm our business.

Our business exposes us to the risk of product liability claims. Subject to contractual limitations, we will face financial exposure to product liability claims if the PokerPro system fails to work properly and causes monetary damage to either poker players or casinos and card clubs. In addition, defects in the design or manufacture of the PokerPro system might require us to recall each PokerPro system that has been licensed. Although we maintain product liability insurance, the coverage limits of policies available to us may not be adequate to cover future claims. If a successful claim brought against us is in excess or outside of our insurance coverage, we may be forced to divert resources from the development of the PokerPro system, the pursuit of regulatory approvals and other working capital needs in order to satisfy such claims.

The loss of the services of our Chairman, Chief Executive Officer, President or other key employees, or the failure to attract additional key individuals, would materially adversely affect our business.

Our success depends on the continued services of Lyle Berman, who serves as the Chairman of our Board of Directors. In addition, although they have limited experience in the gaming industry, we believe that due to their leadership in the development of our business, our success also depends on Gehrig H. “Lou” White, who has served as our Chief Executive Officer since our inception, and James T. Crawford, who has served in an executive officer capacity since our inception and who currently serves as our President and Secretary. Our success will also depend on retention of other key management executives who have been instrumental in our development thus far, and on our ability to attract and retain employees to complete the development of enhancements to the PokerPro system and to market it throughout the United States.

Mr. Berman is the Executive Chairman of WPT Enterprises, Inc., the operator of the World Poker Tour. We hope to develop business relationships from introductions to strategic partners in the gaming industry that we believe Mr. Berman can facilitate. Mr. Berman is under no obligation to facilitate such introductions and if our relationship with Mr. Berman is terminated or impaired, we may not be able to develop such business relationships, which could delay market acceptance of the PokerPro system and otherwise have a material adverse effect on our business.

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

We have not yet demonstrated that we are able to implement our business plan fully or in a timely manner. The limited experience of our management team in the gaming industry and the market for automated game technology could result in increased operating and capital costs, difficulties in executing our operating and marketing strategies and delays in our expansion strategy. Our management team also has limited experience with the process of obtaining the regulatory licenses, certifications and approvals that we will need in order to market and distribute the PokerPro system in additional jurisdictions. We may not successfully address any or all of the risks posed by this limited experience, and our failure to do so could seriously harm our business and operating results.

If we fail to manage our expected growth, our business and operating results could be harmed.

Although we have not received significant operating revenue, we have experienced and expect to continue to experience rapid growth in our headcount and operations, placing significant demands on our operational and financial infrastructure. We intend to increase modestly the number of our employees in the next 12 months to further our research and development and sales efforts and to meet our administrative needs. If we do not effectively manage our growth, our ability to develop and market the PokerPro system could suffer, which could negatively affect our operating results. To manage our expected growth effectively, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If required improvements are not implemented successfully, our ability to manage our expected growth will be impaired and we may have to make significant additional expenditures to address these issues.

Our success will depend on the reliability and performance of third-party distributors, manufacturers and suppliers.

Although we currently manufacture the PokerPro system from component parts obtained from third-party suppliers, we expect that when development of the PokerPro system is complete, we will retain third-party manufacturers to complete all phases of manufacturing. Should the selected manufacturers not be able to meet our requirements, we would be significantly hampered from serving our customers and may miss revenue-generating opportunities. We currently obtain the touch screen monitors for the PokerPro system from a single supplier. While changing suppliers for this component is not impossible, doing so would require significant time and effort on the part of our management team and may cause us to miss revenue-generating opportunities until we are able to obtain touch screen monitors from a new supplier. In addition, the supply of the liquid crystal display for the PokerPro system is uncertain and subject to significant backlogs from time to time due to spikes in general demand for such displays. We compete with other companies for the production capacity of third-party suppliers for these displays and for other components. Certain of these competing companies have substantially greater financial and other resources than we have and thus we may be at a competitive disadvantage in seeking to procure production capacity. Our inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of our products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers. We also currently rely on Aristocrat, a third-party distributor, to market and distribute our PokerPro system outside of the United States and Canada. We cannot predict the timing or acceptance of our product at this time. If Aristocrat is unsuccessful in marketing and distributing our product, we may miss revenue-generating opportunities that might have been recognized by another third-party distributor. While changing distributors is not impossible, doing so would require significant time and effort on the part of our management team and may cause us to miss further revenue-generating opportunities.

Our failure to obtain any necessary additional financing would have a material adverse effect on our business.

Although initially we have licensed the components of the PokerPro system to customers, in the future we may sell customers such components. Until such time as we are able to sell such hardware components to our customers, our ability to license the PokerPro system to our customers on a large scale may require us to obtain additional financing necessary for the manufacture of such hardware components. Such financing may not be available on terms that are favorable to us, or at all. Our inability to obtain such financing on terms that allow us to license the PokerPro system profitably would hamper our ability to distribute PokerPro systems on a large scale and may therefore delay our ability to obtain significant market presence as well as market acceptance of the PokerPro system.

In addition, if our revenue is less than we anticipate or if we incur unforeseen expenses, we may need to seek additional equity or debt financing. We may not be able to obtain such additional equity or debt financing when we need it or at all. Even if such financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, sufficient additional financing in the future we may be unable to develop the PokerPro system, further protect our intellectual property sufficiently, meet customer demand for PokerPro systems or withstand adverse operating results. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even terminated and our ability to generate revenues would be negatively affected.

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

If the network infrastructure of certain of the casinos in which the PokerPro system is or will be installed proves unreliable, market acceptance of the PokerPro system would be materially and adversely affected.

We have entered into agreements with customers that operate casinos and card clubs in more than one location. In such cases, our agreement with such customer provides that such customer will be responsible for providing, at its expense, a dedicated high-speed connection between the tables comprising the PokerPro system in the various locations operated by the customer to a remote central server supporting such tables. Failures or disruptions of a customer’s dedicated high-speed connection that result in the stoppage of play or in reduced performance of the PokerPro system could reduce players’ gaming experience, adversely affect the casinos’ or card clubs’ satisfaction with automated gaming devices in general and delay or prevent market acceptance of the PokerPro system.

Enforcement of remedies or contracts against Native American tribes could be difficult.

Many of our contracts with Native American tribes are subject to sovereign immunity and tribal jurisdiction. If a dispute arises with respect to any of those agreements, it could be difficult for us to protect our rights. Native American tribes generally enjoy sovereign immunity from suit similar to that enjoyed by individual states and the United States. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Moreover, even if a Native American tribe were to waive sovereign immunity, such waiver may not be valid and in the absence of an effective waiver of sovereign immunity by a Native American tribe, we could be precluded from judicially enforcing any rights or remedies against that tribe.

Our business is closely tied to the casino industry and factors that negatively impact the casino industry may also negatively affect our ability to generate revenues.

Casinos and other gaming operators represent a significant portion of our customers. Therefore, factors that may negatively impact the casino industry may also negatively impact our future revenues. If casinos experience reduced patronage, revenues may be reduced as our games may not perform well and may be taken off of the casino floor altogether. The level of casino patronage, and therefore our revenues, are affected by a number of factors beyond our control, including:

•	general economic conditions;
•	levels of disposable income of casino patrons;
•	downturn or loss in popularity of the gaming industry in general, and table and slot games in particular;
•	the relative popularity of entertainment alternatives to casino gaming;
•	the growth and number of legalized gaming jurisdictions;
•	local conditions in key gaming markets, including seasonal and weather-related factors;
•	increased transportation costs;
•	acts of terrorism and anti-terrorism efforts;
•	changes or proposed changes to tax laws;
•	increases in gaming taxes or fees;

•	legal and regulatory issues affecting the development, operation and licensing of casinos;
•	the availability and cost of capital to construct, expand or renovate new and existing casinos;
•	the level of new casino construction and renovation schedules of existing casinos; and
•	competitive conditions in the gaming industry and in particular gaming markets, including the effect of such conditions on the pricing of our games and products.

These factors significantly impact the demand for our products and technologies.

We may be forced to reduce or delay growth initiatives and capital expenditures, obtain additional equity capital or assume debt if we are unable to generate sufficient cash flow to meet our operational requirements.

If our future cash flows and capital resources are insufficient to meet our operational needs and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or assume debt. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to meet current needs.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently lease two spaces totaling 18,000 square feet of office space located in Matthews, North Carolina. Our leased office spaces are in good order and condition, are fully utilized and are adequate to satisfy our current needs.

Item 3.	Legal Proceedings.

Our current litigation and our current assessments are described below. Litigation is inherently unpredictable. Our assessment of each matter may change based on future unknown or unexpected events. If any litigation were to have an adverse result that we did not expect, there could be a material impact on our results of operations or financial position. We believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

On August 2, 2006, we were served with a complaint filed on July 25, 2006, in the United States District Court for the Eastern District of Pennsylvania, by Pokermatic, Incorporated, d/b/a Lightning Poker™. The complaint alleged antitrust violations, unfair competition, civil conspiracy, trade slander, tortious interference, defamation, and sought a declaration of non-infringement of our design patent. The complaint sought treble damages, attorneys' fees, and declaratory and injunctive relief. On August 17, 2006 we asked the United States District Court in Philadelphia, Pennsylvania to dismiss the case or transfer venue and to award our costs and attorneys’ fees. On September 27, 2006, the judge granted the Company’s request regarding improper venue and ordered the case transferred to the United States District Court for the Western District of North Carolina. The case arrived in United States District Court for the Western District of North Carolina on or about November 8, 2006. On November 16, 2006, Pokermatic dismissed the case without prejudice. We believe the lawsuit lacked any legal merit.

On February 5, 2007, Tellis Software, Inc. (“Tellis”) filed a Complaint against PokerTek and Lou White, our Chief Executive Officer, in the United States District Court for the Southern District of Texas. The Complaint alleges that PokerTek breached a Software Development Agreement (the “Agreement”), that PokerTek and Mr. White committed fraud in connection with alleged statements about the Agreement or its purported terms, and that PokerTek has been unjustly enriched and/or that Tellis is entitled to a quantum meruit recovery. As to all counts, Tellis seeks damages that it alleges are equivalent to a 2% equity interest in PokerTek and bonuses that could eventually total $730,000, plus attorneys’ fees, costs, and interest. For the fraud count, Tellis also seeks unspecified exemplary damages. On March 27, 2007, PokerTek and Mr. White filed a motion to dismiss the entire case for lack of personal jurisdiction or, alternatively, for a transfer of venue to the United States District Court for the Western District of North Carolina.  The motion also seeks to dismiss the fraud count for failure to state a claim against Mr. White. PokerTek and Mr. White believe they have meritorious defenses.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our common stock is traded on the NASDAQ Global Market under the symbol “PTEK.” The table below shows the high and low sales prices for our common stock for the period indicated, as reported by the NASDAQ Global Market. We first began trading on the Nasdaq Global Market (formerly known as the NASDAQ National Market) on October 14, 2005. We have never paid any cash dividends with respect to our common stock, and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend on such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors. As of March 10, 2007, there were approximately 1,200 holders of record of our common stock.

2006
Quarter ended:	High	Low
March 31	$14.68	$8.52
June 30	15.95	9.25
September 30	13.28	8.11
December 31	15.26	8.05

2005
Quarter ended:	High	Low
December 31 (beginning October 14)	$12.28	$7.44

The graph below compares, for the period since we began being traded (October 14, 2005) through December 31, 2006, the “cumulative total return” to our shareholders as compared with the return of the NASDAQ Composite Index and the Standard and Poor’s Smallcap Casino and Gaming Index, our industry index. “Cumulative total return” has been computed assuming an investment of $100 at the beginning of the period indicated in our common stock and the stock of the companies included in the NASDAQ Composite Index and the Standard and Poor’s Smallcap Casino and Gaming Index, and assuming the reinvestment of dividends. The stock price performance depicted in the graph is not necessarily an indicator of future stock price performance.

Total Return Index for:	October 14, 2005	December 30, 2005	December 29, 2006
PokerTek, Inc.	100.00	96.00	80.78
NASDAQ Composite Index	100.00	107.72	117.98
S&P Smallcap Casino & Gaming Index	100.00	109.75	151.88

The information regarding the performance graph provided in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such a filing.

Use of Proceeds

The SEC declared our registration statement filed on Form S−1 under the Securities Act (File No. 333−127181) effective on October 13, 2005, in connection with the initial public offering of 2,000,000 shares of our common stock, no par value per share. The underwriter for the offering was Feltl and Company.

During the year ended December 31, 2006, we spent approximately $2,542,000 on capital expenditures (approximately $3,627,000 since the IPO), which consisted primarily of the purchase of components for the PokerPro system and related tables, and approximately $10,321,000 on working capital (approximately $10,816,000 since the IPO). Other than as set forth herein, we have not spent any of the remaining net proceeds from the initial public offering. All such payments described herein were direct payments to others.

Item 6. Selected Financial Data.

The following selected financial data has been derived from audited financial statements for the years ended December 31, 2006, 2005, 2004 and the period from August 22, 2003 (date of inception) to December 31, 2003. The statement of operations data reflects our July 27, 2004 merger with PokerTek, LLC. The selected financial data set forth below should be read together with Item 8, “Financial Statements and Supplementary Data” and the related notes to those financial statements, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing in this Annual Report on Form 10-K.

Statement of Operations Data:

	Year Ended December 31,			Period from August 22, 2003 (date of inception) to
	2006	2005	2004	December 31, 2003
Operating Revenues	$1,979,917	$314,348	$—	$—
Costs and Operating Expenses:
Costs of Product Sales	1,127,997	38,506	—	—
Selling, General and Administrative	6,079,583	1,759,117	454,989	—
Research and Development	3,949,223	2,287,795	476,583	64,975
Depreciation	709,593	119,783	306	—
Operating Loss	(9,886,479)	(3,890,853)	(931,878)	(64,975)

Interest income, net	740,761	190,309	6,041	—

Net Loss	($9,145,718)	($3,700,544)	($925,837)	($64,975)

Net Loss Per Common Share — Basic and Diluted (1)	($0.97)	($0.49)	($0.16)

Weighted Average Common Shares Outstanding — Basic and Diluted (1)	9,471,423	7,517,278	5,743,957

Balance Sheet Data:

	December 31,
	2006	2005

Current Assets	$11,731,103	$21,441,325
Total Assets	15,122,797	22,703,150
Current Liabilities	1,003,186	214,465
Stockholders Equity	14,119,611	22,488,685
Working Capital	10,727,917	21,226,860

(1)
We were initially organized in August 2003 as a North Carolina corporation named “National Card Club Corporation.” From March 19, 2004 through July 27, 2004, we owned a majority interest in an affiliated limited liability company called “PokerTek, LLC.” On July 27, 2004, PokerTek, LLC merged with and into National Card Club Corporation and we changed our name to “PokerTek, Inc.” Pursuant to this merger, the equity interests in PokerTek, LLC that we owned were cancelled and all other equity interests in PokerTek, LLC were converted into common stock in PokerTek, Inc., as described elsewhere in this Annual Report on Form 10-K. The net loss per common share gives retroactive effect to the merger for the periods presented. As of December 31, 2006, 2005 and 2004, there were options to purchase an aggregate of 1,600,650, 1,053,650, and 471,500 shares, respectively. The options outstanding have no dilutive effect on Net Loss Per Common Share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements sometimes include the words “may,” “will,” “estimate,” “intend,” “continue,” “expect,” or “anticipate,” and other similar words. Statements expressing expectations regarding our future (including pending gaming and patent approvals) and projections relating to products, sales, revenues and earnings are typical of such statements.

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

Overview

We were formed to develop and market the PokerPro system, an electronic poker table that provides a fully-automated poker-room environment, to tribal casinos, commercial casinos, cruise ships and card clubs. The PokerPro system is designed to increase casino revenue and security while helping to reduce the expenses associated with poker rooms. We believe that with the PokerPro system, more hands of poker can be played in a given amount of time, thereby increasing revenue. The PokerPro system is also designed to improve players’ gaming experience by eliminating dealer and player mistakes, eliminating the need for dealer tipping and by providing players with automated game information not available at poker tables operated by live dealers, such as chip stack calculation, pot calculation and the ability to view previous hands played.

Executive Summary - Significant events for the year ended December 31, 2006

•
We have expanded our customer base from two customers with 22 tables at December 31, 2005 to 14 customers with 71 tables at December 31, 2006. As of February 28, 2007 we had 16 customers with 77 tables.

•
During 2006, we were approved to conduct business as a company in California, Michigan, Arkansas, the Iowa Tribe of Oklahoma, , and the Peoria Tribe of Oklahoma. In early 2007 we were approved to conduct business as a company in British Columbia and Mississippi.

•
In October 2006, Gaming Laboratories International (“GLI”) certified the PokerPro system and product line. This marks the first Electronic Poker Table certification to the newly released GLI-24, Electronic Table Game system by GLI. In addition, PokerPro is certified as fully compliant for on-line monitoring of real time events, accounting, reporting, security, and cashless gaming, marking PokerPro as a complete turnkey solution for the poker industry.

•	In addition to GLI and BMM product certifications, we also received the electrical, communications and safety certifications of UL, CE, FCC, and ROHS.
•
In November 2006, we announced the release of PokerPro Heads-Up, the industry’s first two-seated heads-up style electronic poker table. To our knowledge, there has never been an automated heads-up table available for play in a casino. PokerPro Heads-Up uses only 20% of the floor space of a traditional table. This compact design allows operators more flexibility to position the poker table in the poker room and throughout the casino floor.

•	In January 2007, PokerPro dealt the world’s first automated hand of Omaha at Hollywood Park Casino and a multi-table tournament using the PokerPro system was played at Folsom Lake Bowl and Casino.

Recent Events

On January 24, 2007, we announced five new customer installations. The latest installations were:

•	Crown Casino, Melbourne, Australia;
•	Carnival City, Johannesburg, South Africa;
•	Greektown Casino, Detroit, Michigan;
•	MotorCity Casino, Detroit, Michigan; and
•	FLB Sports Bar & Casino, Folsom, California.

On February 16, 2007, we announced that after a successful trial period, Princess Cruises has agreed to have 22 PokerPro tables installed by the end of fiscal 2007.

Fiscal Year 2007 Goals

We expect to continue growing our customer base and revenue in 2007, both through our own efforts in the United States and Canada, and through Aristocrat with respect to the rest of the world. We expect to continue to invest in research and development in order to enhance our current products, which we believe will improve the poker player’s experience and the casino operator’s acceptance of PokerPro.

Trends

The growth of poker has been steadily increasing, as shown by the table below from Casino City Press as of January 31, 2007, except for the cruise ships figure which is from independent research conducted by our employees. We believe we have an innovative product from both the casino and the player perspective and can capture a piece of this rapidly growing market.

	2003	2004	2005	2006
Commercial Casinos	840	868	1,722	2,692
Tribal Casinos	909	1,046	1,755	1,969
Card Clubs	890	1,028	1,198	1,402
Cruise ships	-	-	-	155
Other	230	269	341	335
Total Domestic Market	2,869	3,211	5,016	6,553
Total International Market	1,302	1,670	2,006	2,619
Total Global Market	4,171	4,881	7,022	8,837

Domestic Annual Growth		11.9%	56.2%	30.6%
International Annual Growth		28.3%	20.1%	30.6%

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues. Revenues increased by $1,665,569 to $1,979,917 for the year ended December 31, 2006 from $314,348 for the year ended December 31, 2005. This increase was due to our receipt of licensing fees from tribal casinos and cruise lines relating to the PokerPro systems and equipment sales of the PokerPro system to Aristocrat International Pty. Limited and its affiliates, our international distributors, for their use in demonstrations to licensing bodies and potential customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased by $4,320,466 for the year ended December 31, 2006 to $6,079,583 from $1,759,117 during the year ended December 31, 2005. This increase was primarily the result of an increase of $1,473,941 related to the addition of personnel and infrastructure to support our growth strategy; an increase of $129,225 of non-cash stock option expense calculated using the Black-Scholes option pricing model; an increase of $661,600 of accounting, legal and professional fees; an increase of $199,842 related to insurance; an increase of $396,237 related to advertising and marketing the PokerPro system; and an increase of $504,315 related to expenses for sales efforts and to regulatory bodies.

Research and Development Expenses. Research and development expenses (“R&D”) increased by $1,661,428 to $3,949,223 for the year ended December 31, 2006 from $2,287,795 for the year ended December 31, 2005. The increase was the result of a significant increase in research and development activity related to developing the new heads-up product as well as further enhancements to the original PokerPro system, including an increase of $753,797 related to the addition of personnel and infrastructure to support our growth strategy and an increase of $403,967 of non-cash stock option expense calculated using the Black-Scholes option pricing model.

Depreciation. Depreciation increased by $589,810 for the year ended December 31, 2006 to $709,593 from $119,783 for the year ended December 31, 2005. The depreciation primarily relates to the PokerPro systems put in place during 2005 and 2006.

Net Interest Income. Net interest income increased by $550,452 for the year ended December 31, 2006 to $740,761 from $190,309 for the year ended December 31, 2005. The interest income primarily relates to the interest earned from the cash and cash equivalents, which had a larger balance due to our initial public offering during the fourth quarter of 2005.

Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues. Revenues increased by $314,348 to $314,348 for the year ended December 31, 2005 from zero for the year ended December 31, 2004. This increase was due to our receipt of licensing fees from tribal casinos relating to the PokerPro systems and equipment sales of the PokerPro system for use in demonstrations to licensing bodies and potential customers.

Selling, General and Administrative Expenses. SG&A increased by $1,304,128 for the year ended December 31, 2005 to $1,759,117 from $454,989 during the year ended December 31, 2004. This increase was primarily the result of an increase of $393,763 related to the addition of personnel and infrastructure to support our growth strategy; an increase of $268,941 of non-cash stock option expense calculated using the Black-Scholes option pricing model; an increase of $147,796 of legal and professional fees related to being a public company; an increase of $88,248 related to insurance; an increase of $76,539 related to advertising and marketing the PokerPro system; and an increase of $217,193 related to expenses for sales efforts and to regulatory bodies.

Research and Development Expenses. R&D increased by $1,811,212 to $2,287,795 for the year ended December 31, 2005 from $476,583 for the year ended December 31, 2004. The increase was the result of a significant increase in research and development activity related to the PokerPro system, including an increase of $1,523,416 related to the addition of personnel and infrastructure to support our growth strategy.

Depreciation. Depreciation increased by $119,477 for the year ended December 31, 2005 to $119,783 from $306 for the year ended December 31, 2004. The depreciation primarily relates to the PokerPro systems put in place during 2005.

Net Interest Income. Net interest income increased by $184,268 for the year ended December 31, 2005 to $190,309 from $6,041 the year ended December 31, 2004. The interest income relates to the interest earned from the cash and cash equivalents, which had a larger balance due to our initial public offering during the fourth quarter of 2005.

Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans from our principals and from issuances of our common stock. As of October 12, 2005, we repaid all such loans.

For the year ended December 31, 2006, we incurred a net loss of $9,145,718 and used $8,487,103 of cash in operating activities. At December 31, 2006, we had an accumulated deficit of $13,837,074. The generation of cash flow sufficient to meet our cash needs depends on the continued development of the PokerPro system and obtaining the regulatory approvals required to license it and successfully market it to tribal casinos, card clubs, cruise ships and commercial casinos.

We anticipate our cash requirements to be approximately $700,000 to $900,000 per month as a result of our expected growth and the need to manufacture PokerPro systems to meet anticipated demand.

On October 13, 2005, the SEC declared effective our registration statement that registered 2,000,000 shares of our common stock, at $11.00 per share, in our initial public offering and up to an additional 300,000 shares of our common stock that may be sold if the underwriter involved in the offering exercised its over-allotment option. Our common stock was approved for trading on the NASDAQ Global Market (formerly the NASDAQ National Market) and began trading on October 14, 2005. The initial closing of the offering occurred on October 19, 2005, at which we sold 2,000,000 shares of common stock and we received proceeds of approximately $19.6 million, net of estimated offering expenses and underwriting discounts. On November 29, 2005, the underwriter exercised its over-allotment option with respect to an additional 225,000 shares of common stock, resulting in our receipt of additional net proceeds of $2.2 million.

Based on our cash flow projections, we expect that the proceeds of the offering and anticipated revenues will be sufficient to support our operations into the fourth quarter of fiscal year 2007. If sales of the PokerPro system do not meet our projections or our expenses exceed our expectations, then we may need to attempt to raise additional funds through additional public or private offerings of our securities, through the establishment of a credit facility or through a sale-leaseback arrangement. In such event, if we are unable to secure additional funds on a timely basis or at all, our financial condition would be adversely affected.

Impact of Inflation

To date, inflation has not had a material effect on our net sales, revenues or income from continuing operations.

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2006:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$-	$-	$-	$-	$-
Operating lease obligations (1)	603,471	171,518	338,053	93,900	-
Capital lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$603,471	$171,518	$338,053	$93,900	$-

(1)  We entered into a five-year lease for two of our current office spaces in May 2005. An additional lease was entered into in September 2006. The amount paid per month under all of these leases is currently $14,300. The amount set forth in the table above assumes that we remain in two of our current spaces and make monthly lease payments through March 2010, and the remaining space through August 2011. Also included above is a monthly copier lease of $260 per month through February 2008.

Related Party Transactions

In January 2006, we entered into an international distribution rights agreement with Aristocrat International Pty. Limited and its affiliates. Aristocrat International Pty. Limited is a wholly owned subsidiary and affiliate of Aristocrat Leisure Limited, a leading global provider of gaming solutions that focuses primarily on video slot machines, progressive systems and casino management systems. The distribution agreement provides Aristocrat with the sole and exclusive right to globally (excluding the United States and Canada) distribute, market, enter into license agreements and, under certain circumstances, manufacture our PokerPro system, in return for Aristocrat’s payment to us of a portion of the license fees received by Aristocrat from each customer in connection with Aristocrat’s licensing of the PokerPro system. Aristocrat also purchased our common stock during 2006, and as December 31, 2006 owns approximately 19% of our common stock. During 2006 we recorded approximately $13,735 and $1,144,829 of license fees and equipment sales, respectively. At December 31, 2006, Aristocrat owed the Company $169,344 and this was paid in full during January 2007.

In September 2006 an entity owned and controlled by our Chief Executive Officer and President purchased one of the buildings in which we lease one of our two spaces. During February 2007, the entity purchased the other building in which we lease space. The initial terms were negotiated at arms’ length and the terms of our existing leases were not modified upon this change in building ownership. Rent expense recorded for the leased space for the year ended December 31, 2006 was $147,090, of which $45,490 was paid to the related party.

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

Revenue Recognition. We generate revenue from licensing the rights to use the software necessary to operate the PokerPro system and from providing maintenance and support services to customers that license the PokerPro system. Although initially we have licensed the components of the PokerPro system to customers, in the future we may sell customers such components. We recognize revenue in accordance with Statement of Position (“SOP”) No. 97−2, Software Revenue Recognition (as amended by SOP No. 98−4 and SOP No. 98−9).

We recognize revenue on sales of the PokerPro system, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, the PokerPro system is delivered and collectibility is reasonably assured. We anticipate that license agreements will be based on either a fixed monthly fee or a pre-determined percentage of the monthly net win of each PokerPro system.

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

Equity-based compensation. Beginning November 1, 2006, we account for share-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004) (“SFAS 123R”), “ Share-Based Payment”, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), “ Share-Based Payment”. Under the fair value recognition provisions of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

The application of this policy affects the level of our research and development expenses, selling and administrative expenses, and additional paid-in capital. During fiscal 2006, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Under SFAS 123R, we value stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the period in which the options vest. Based on the Black-Scholes model, we recorded $813,316, $280,212 and $11,271 of compensation expense during the years ended December 31, 2006, 2005 and 2004, respectively.

To determine the exercise price for our options in relation to fair market value, following the completion of our initial public offering, we use the closing price of our common stock as reported by the NASDAQ Global Market on the day the option is granted as being fair market value. In the past when we were a private company, we generally based the fair market value of our common stock on the offering price used in the most recent private placement of our common stock preceding the grant date of such options. The offering prices with respect to these private placements were determined by arm’s-length negotiations with unaffiliated investors in such private placements. The factors and assumptions upon which such offering prices were based include the development of the PokerPro system, the development of our intellectual property and negotiations with potential customers.

Prior to our IPO, our Board of Directors determined not to retain an independent valuation specialist to determine the fair market value of our common stock. Between July 2004 and February 2005, our Board of Directors did not revise its determination of the fair market value of our common stock, because there was no substantial change in our business during that period that would have justified such an increase. As of February 2005, we had yet to receive any operating revenue or enter into a binding agreement with a customer.

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

Our financial instruments are limited to cash and cash equivalents. Our main investment objective is the preservation of capital. We do not use derivative instruments for speculative or investment purposes. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2006, the carrying value of our cash and cash equivalents approximates fair value. We may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item is submitted as a separate section of this Annual Report commencing on page F-1 attached hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of December 31, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a−15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We are not currently required to comply with Section 404 (Management’s Annual Report on Internal Control Over Financial Reporting) of the Sarbanes-Oxley Act of 2002 because we are not an “accelerated filer,” as defined by Rule 12b-2 under the Exchange Act. We are in the process of implementing internal control over financial reporting structures and procedures for our financial reporting so that our management, when required to do so, can provide the report as to these structures and procedures in a future Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of this annual report on Form 10-K appears in our proxy statement for the 2007 annual meeting of shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 11 of this annual report on Form 10-K appears in our proxy statement for the 2007 annual meeting of shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of this annual report on Form 10-K appears in our proxy statement for the 2007 annual meeting of shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of this annual report on Form 10-K appears in our proxy statement for the 2007 annual meeting of shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of this annual report on Form 10-K appears in our proxy statement for the 2007 annual meeting of shareholders and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Form 10−K:

1. Financial Statements

The following financial statements are included in a separate section of this Annual Report beginning on page F-1:

•	Report of Independent Registered Public Accounting Firm;
•	Balance Sheets as of December 31, 2006 and December 31, 2005;
•	Statements of Operations for the years ended December 31, 2006, December 31, 2005 and December 31, 2004;
•	Statements of Shareholders’ Equity for the years ended December 31, 2006, December 31, 2005 and December 31, 2004;
•	Statements of Cash Flows for the years ended December 31, 2006, December 31, 2005 and December 31, 2004; and
•	Notes to Financial Statements.

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

3. Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

(b)	See the Exhibit Index.

(c)	Separate Financial Statements and Schedules

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
PokerTek, Inc.
Matthews, North Carolina

We have audited the accompanying balance sheets of PokerTek, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, shareholder’s equity (deficit) and cash flows for the years ended December 31, 2006, 2005 and 2004. Our audits also included the financial statement schedules listed at Item 8 in the Company’s annual report on Form 10-K. These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Payment, on January 1, 2006.

/s/ McGladrey & Pullen, LLP

Charlotte, North Carolina
March 26, 2007

PokerTek, Inc.
Balance Sheets

	December 31,
Assets	2006	2005
Current Assets
Cash and cash equivalents	$9,353,501	$20,373,900
Trade and other receivables, net of allowance as of December 31, 2006
and December 31, 2005, $19,301 and -0-, respectively	272,389	151,200
Prepaid expenses and other assets (Note 5)	204,217	315,550
Inventory (Note 4)	1,900,996	600,675
Total current assets	11,731,103	21,441,325

Other Assets
Other assets (Note 5)	345,638	2,800
Property and equipment, net of accumulated depreciation (Note 3)	3,046,056	1,259,025

Total assets	$15,122,797	$22,703,150

Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable and accrued expenses	$1,003,186	$214,465

Commitments (Notes 7 and 8)	-	-

Shareholder's Equity (Note 10)
Preferred stock, no par value per share; authorized 5,000,000, none
issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 9,472,020 and 9,468,020 shares at
December 31, 2006 and December 31, 2005, respectively	-	-
Capital	27,956,685	27,180,041
Accumulated deficit	(13,837,074)	(4,691,356)
Total shareholder's equity	14,119,611	22,488,685

Total liabilities and shareholder's equity	$15,122,797	$22,703,150

See Notes to Financial Statements.

PokerTek, Inc.
Statements of Operations

	Years Ended December 31,
	2006	2005	2004

Revenues:
License Fees	$823,986	$270,400	$-
Product Sales	1,155,931	43,948	-
Total revenues	1,979,917	314,348	-

Costs and operating expenses:
Cost of product sales	1,127,997	38,506	-
Selling, general and administrative	6,079,583	1,759,117	454,989
Research and development	3,949,223	2,287,795	476,583
Depreciation	709,593	119,783	306
	11,866,396	4,205,201	931,878

Operating loss	(9,886,479)	(3,890,853)	(931,878)

Non-operating income (expense):
Interest income	741,932	190,309	6,142
Interest (expense)	(1,171)	-	(101)
	740,761	190,309	6,041

Net loss	$(9,145,718)	$(3,700,544)	$(925,837)

Net Loss Per Common Share - Basic and Diluted:	$(0.97)	$(0.49)	$(0.16)

Weighted Average Common Shares Outstanding - Basic and Diluted:	9,471,423	7,517,278	5,743,957

 See Notes to Financial Statements.

PokerTek, Inc.
Statements of Shareholder’s Equity (Deficit)

	Common Stock			Accumulated	Total Shareholder's
	Shares	Value	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2003	4,725,000	-	-	(64,975)	(64,975)
Noncash compensation	-	-	11,271	-	11,271
Stock issued (Notes 9 and 10)	1,970,576	-	2,061,064	-	2,061,064
Net loss	-	-	-	(925,837)	(925,837)
Balance, December 31, 2004	6,695,576	-	2,072,335	(990,812)	1,081,523
Noncash compensation	-	-	280,212	-	280,212
Proceeds from private placement of common stock (Note 10)	538,694	-	3,005,913	-	3,005,913
Net proceeds from issuance of common stock (Note 10)	2,225,000	-	21,798,218	-	21,798,218
Stock options exercised	8,750	-	23,363	-	23,363
Net loss	-	-	-	(3,700,544)	(3,700,544)
Balance, December 31, 2005	9,468,020	-	27,180,041	(4,691,356)	22,488,685
Noncash compensation	-	-	813,316	-	813,316
Expenses from issuance of common stock (Note 10)	-	-	(36,712)	-	(36,712)
Stock options exercised	4,000	-	40	-	40
Net loss	-	-	-	(9,145,718)	(9,145,718)
Balance, December 31, 2006	9,472,020	$-	$27,956,685	$(13,837,074)	$14,119,611

See Notes to Financial Statements.

PokerTek, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net loss	$(9,145,718)	$(3,700,544)	$(925,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	709,593	119,783	306
Stock-based compensation expense	813,316	280,212	11,271
Provision for trade and other receivables	19,301	-	8,000
Changes in assets and liabilities:
Increase in trade and other receivables	(140,490)	(151,200)	(8,000)
Increase in prepaid expenses and other assets	(231,505)	(315,550)	(2,800)
Increase in inventory	(1,300,321)	(569,970)	(30,705)
Increase in accounts payable and accrued expenses	788,721	199,695	10,558
Net cash used in operating activities	(8,487,103)	(4,137,574)	(937,207)
Cash Flows from Investing Activities
Proceeds from sale of equipment	44,907	-	-
Purchases of property and equipment	(2,541,531)	(1,312,848)	(66,266)
Net cash used in investing activities	(2,496,624)	(1,312,848)	(66,266)
Cash Flows from Financing Activities
Net proceeds from issuance of common stock, private placement of common stock and common stock options exercised	(36,672)	24,827,494	2,061,064
Proceeds (repayments) on loans from shareholders	-	(326,043)	245,091
Net cash (used in) provided by financing activities	(36,672)	24,501,451	2,306,155
Net increase (decrease) in cash and cash equivalents	(11,020,399)	19,051,029	1,302,682
Cash and cash equivalents:
Beginning	20,373,900	1,322,871	20,189
Ending	$9,353,501	$20,373,900	$1,322,871

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$1,171	$-	$101

See Notes to Financial Statements.

POKERTEK, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: PokerTek, Inc. (the “Company”) is located in Matthews, North Carolina and was formed on August 22, 2003 to develop and manufacture electronic poker tables and related software for use in the gaming industry. The Company also develops software, which can be used by casinos to gather certain data, track table games, and monitor player activity. The Company’s products focus on increasing the casino’s productivity, profitability, and security while eliminating dealer and player mistakes.

The Company in prior years was considered a development stage company. During 2006, however, the Company increased its customer base and revenue to the point that we no longer believe this classification is necessary.

The Company has yet to generate significant revenues, and has no assurance of future revenues. To management’s knowledge, no company has yet marketed a similar salable product using the technology that has been developed by the Company. Even if marketing efforts are successful, substantial time could pass before significant revenues will be realized and, during this period, the Company may require additional funds that may not be available to it.

The Company concluded its initial public offering (“IPO”) in October 2005 and sold 2,000,000 shares of PokerTek, Inc. common stock while raising approximately $19.6 million, net of offering expenses and underwriting discounts. In November 2005, the underwriter exercised its over-allotment option to acquire an additional 225,000 common shares, resulting in additional net proceeds of approximately $2.2 million to the Company (see Note 10). Prior to the IPO, the Company completed two private placements of its common stock. In July 2004, the Company issued 770,576 shares and raised approximately $2.1 million; in April 2005, the Company issued 538,694 shares and raised approximately $3.0 million.

Basis of Presentation: These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

A summary of the Company’s significant accounting policies follows:

Revenue Recognition: We generate revenue from licensing the rights to use the software necessary to operate the PokerPro system and in the near future from providing maintenance and support services to customers that license the PokerPro system. We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (as amended by SOP No. 98-4 and SOP No. 98-9) and Staff Accounting Bulletin (“SAB”) No. 101, updated by SAB’s 103 and 104 “Update of Codifications of Staff Accounting Bulletins.”

We recognize revenue on the sale or license of the PokerPro system when persuasive evidence of an agreement exists, the sales price is fixed or determinable, the PokerPro system is delivered and collectibility is reasonably assured. Agreements are based on either a fixed monthly fee or a pre-determined percentage of the “rake”, which is the amount the casino or card club charges for each hand of poker.

If multiple product deliverables are included under a sale or license agreement, we intend to allocate revenue to each product based upon their respective fair values against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition. As of December 31, 2006, there were no multiple product deliverable agreements entered into by the Company.

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

Concentrations of Credit Risk: Financial instruments that subject us to credit risk primarily consist of cash, cash equivalents and trade receivables. Our credit risk is managed by investing cash and cash equivalents primarily in high-quality money market instruments and securities of the U.S. government and its agencies. Accounts receivable include amounts owed by various customers and groups of customers. No collateral is required. Accounts receivable are not sold or factored. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts and at December 31, 2006 and December 31, 2005, allowance for doubtful accounts receivables was $19,301 and $0, respectively.

Receivables and Allowance for Doubtful Accounts: We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debts to reduce the related receivable to the amount we expect to recover given all information presently available. As of December 31, 2006, we recorded a reserve of $19,301. Except for this reserve, we believe all our other receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded when recovered.

Patents. We expense legal fees and application costs related to our patent application process. There is a high degree of uncertainty in the outcome of approval for any of our patents. Once the patents are approved, any costs incurred to defend and register these patents will be capitalized.

Research and development: Research and development costs are charged to expense when incurred and are included in the statement of operations, except when certain qualifying expenses are capitalized in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 86. As of December 31, 2006 and 2005, no amounts had been capitalized.

Advertising: The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising costs for the years ended December 31, 2006, 2005, and 2004 was $474,270, $78,033, and $1,494, respectively.

Inventories: Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company has included a standard labor amount in inventory for each PokerPro system in process. Costs not directly related to the components of the PokerPro system are expensed as incurred.

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

Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation. Direct costs incurred to implement the PokerPro system and make the asset ready for use are capitalized. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the shorter of the initial term of the lease or the useful life of the improvement. Expenditures for maintenance and repairs are expensed as incurred. For the years ended December 31, 2006, December 31, 2005, and December 31, 2004, the Company recorded $709,593, $119,783, and $306 of depreciation expense, respectively.

Stock-based compensation: The Company accounts for its stock-based compensation awards in accordance with SFAS No. 123R, Share Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the Company values its stock options issued based upon the Black-Scholes option pricing model and recognizes this value over the period in which the options vest. There are inherent estimates made by management regarding the calculation of stock option expense, including volatility, expected life, and forfeiture rate. As the Company acquires more historical data related to its stock price and stock option activity, these estimates may be significantly different in future periods. Based on the Black-Scholes model, the Company recorded $813,316, $280,212, and $11,271 of compensation expense during the years ended December 31, 2006, 2005, and 2004, respectively.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. Based on the Company’s recording of a valuation allowance against its deferred tax assets, we expect any adjustment under FIN 48 to result in a reduction of gross deferred tax assets with a corresponding decrease in the required valuation allowance. Therefore, we estimate that the adoption of this standard will not have a material impact on the opening balance of retained earnings for 2007 and will have no impact to our cash flows.

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

Note 3. Property and Equipment

Property and equipment consists of the following at December 31, 2006 and 2005:

	Useful life
	(years)	2006	2005
PokerPro systems	3	$2,933,901	$1,074,423
Temporarily idle PokerPro systems (a)	3	431,805	-
Equipment	5	407,873	273,628
Leasehold improvements	4	100,875	31,063
		$3,874,454	$1,379,114
Less: accumulated depreciation (a)		(828,398)	(120,089)
Property and equipment, net		$3,046,056	$1,259,025

(a) The systems are ready for customer and regulatory use and will be installed as agreements are signed and scheduling allows. Included in the $828,398 accumulated depreciation above is $170,558 related to the temporarily idle PokerPro systems.

Note 4. Inventory

Inventory consists of the following at December 31, 2006 and 2005:

	2006	2005
Raw Materials	$859,945	$600,675
Tables in process	1,041,051	-
Total Inventory	$1,900,996	$600,675

Note 5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following at December 31, 2006 and 2005:

Prepaid expenses and other assets, current:	2006	2005
Prepaid expenses	$188,590	$280,027
Interest income receivable	15,627	35,523
Total prepaid expenses and other assets, current	$204,217	$315,550

Other assets, non-current:
Intangible assets, net	$342,838	$-
Security deposit	2,800	2,800-
Total other assets, non-current	$345,638	$2,800

Intangible assets, net consists of license fees paid in advance to various regulatory agencies. When the Company receives approval in a jurisdiction, the Company will expense the fee paid over the term of the license. If the Company is rejected for approval, all unreturned fees will be expensed in that period.

Note 6. Income Taxes and Change in Tax Status

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

As a result of the July 27, 2004 termination, the Company has federal net operating loss carryforwards as of December 31, 2006 and December 31, 2005 in the amount of approximately $12,124,000 and $3,530,000, respectively, and North Carolina net economic loss carryforwards of approximately $6,634,000 and $1,990,000, respectively. Included in the federal net operating loss carryforward above is a deduction for the exercise of nonqualified stock options. However, the net operating loss attributable to the excess of the tax deduction for the exercised nonqualified stock options over the cumulative deduction recorded pursuant to FAS 123R in the financial statements is not recorded as a deferred tax asset. The benefit of the excess deduction of $37,000 will be recorded to additional paid in capital when the Company realizes a reduction in its current taxes payable. These carryforwards can be used to offset taxable income in future years, which expire through 2026. The December 31, 2004 carryforward has been adjusted to reflect the capitalization of start-up costs for an amended 2004 tax return the Company has filed. The Company also has research and experimentation tax credit carryforwards for both federal and North Carolina of approximately $237,000 and $91,000, respectively. These credit carryforwards may be used to offset both federal and North Carolina tax in future years through their expiration in 2026.

The Company is required to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” The Company has assessed its earnings history and anticipated earnings, the expiration date of the carryforwards and other factors and has determined that valuation allowances reflected below should be established against the deferred tax assets as of December 31, 2006 and 2005.

Temporary differences between the financial statement carrying amounts and tax bases of assets that give rise to significant portions of the deferred tax assets relate to the following at December 31, 2006 and 2005.

	2006	2005
Deferred tax asset:
Start-up costs capitalization	$176,852	$178,469
Loss carryforwards	4,410,834	1,290,650
Property and equipment	40,766	17,487
Tax credit carryforwards	297,723	-
Share-based compensation expense	87,919	105,443
Other	8,066	21,299
	5,022,160	1,613,348
Deferred tax liability:
Accounts receivable	(20,981)	-
Prepaid expenses	(68,768)	-
	(89,749)	-
Net deferred tax asset	4,932,411	1,613,348
Less valuation allowance	(4,932,411)	(1,613,348)
	$-	$-

A reconciliation of income tax expense at statutory rates (approximately 36% federal and state) to the income tax expense reported in the statements of operations is as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Federal tax benefit at statutory rate	$3,109,544	$1,258,185	$262,793
State tax benefit, net of federal taxes	267,537	80,478	22,525
Research & experimentation credits	237,448	-	-
SFAS 123R expense on incentive stock options	(226,401)	-	-
Loss taxed at shareholder level	-	-	-
Increase in valuation allowance	(3,319,063)	(1,316,126)	(297,222)
Prior year true-up	(49,289)
Other	(18,776)	(22,537)	11,904
Income tax expense	$-	$-	$-

Note 7. Commitments

The Company leases corporate offices under lease agreements with terms up to 5 years and which require the Company to pay property taxes, insurance and maintenance. The Company also leases certain office equipment under lease agreements with terms up to 3 years. The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year Ending
December 31,	Amount
2007	$171,518
2008	169,253
2009	168,800
2010	69,900
2011	24,000
$603,471

Rent expense for the years ended December 31, 2006, 2005, and 2004 was $151,809, $76,138, and $11,295, respectively.

The Company has entered into employment agreements with certain officers that include base salaries and certain benefits. These agreements have terms ranging from two to four years.

Note 8. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation ranging from 3% to 5%. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company makes a matching contribution equal to 100% on the first 3% of the participants’ elective deferral and 50% on deferral from 3% to 5%. Total expense recorded for the Company’s match for the years ended December 31, 2006, 2005 and 2004 was $49,150, $15,762, and $267, respectively.

Note 9. Loans from Shareholders

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

Note 10. Shareholder’s Equity

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

Initial Public Offering: On July 29, 2005, the Company’s Board of Directors approved the sale of up to 2,300,000 shares of common stock in the public market. On October 14, 2005, the SEC declared effective a registration statement of the Company that registered the offer and sale of 2,000,000 shares of the Company’s common stock, at $11.00 per share, in the Company’s initial public offering and up to an additional 300,000 shares of the Company’s common stock that may be sold if the underwriter involved in the offering exercised its over-allotment option. The Company’s common stock was approved for trading on the NASDAQ Global Market (formerly the NASDAQ National Market) and began trading on October 14, 2005. The initial closing of the offering, at which the Company sold 2,000,000 shares of common stock, occurred on October 19, 2005, with the Company receiving proceeds of approximately $19.6 million, net of offering expenses and underwriting discounts. On November 23, 2005, the underwriter gave notice that it would exercise its over-allotment option to acquire an additional 225,000 shares of common stock, resulting in additional net proceeds of $2.2 million to the Company.

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

At December 31, 2006 and December 31, 2005, options to purchase 1,600,650 and 1,053,650 shares of common stock, respectively, had been granted to certain directors, officers, employees and independent contractors of the Company. The amount of related expense calculated using the Black-Scholes option pricing model and recognized in 2006, 2005 and 2004 was $813,316, $280,212, and $11,271, respectively.

On the date of grant using the Black-Scholes option-pricing model, the following assumptions were used to estimate the grant-date fair value of the options in the periods indicated:

	2006	2005

Risk-free interest rate (weighted average)	4.78%	3.80%
Expected volatility	30-45%	0-30%
Expected dividend yield	0%	0%
Expected life (years) (weighted average)	5.0	5.0

The resulting weighted average fair value per option applied to the options granted were $4.21 and $1.31 per share for the years ended December 31, 2006 and December 31, 2005, respectively.

A summary of the stock option activity and weighted average exercise price for the years ended December 31, 2006 and December 31, 2005 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	471,500	$2.65
Granted	617,150	6.34
Exercised	(8,750)	2.67
Forfeited	(26,250)	2.67
Outstanding at December 31, 2005	1,053,650	4.81
Granted	570,000	11.76
Exercised	(4,000)	0.01
Forfeited	(19,000)	9.11
Outstanding at December 31, 2006	1,600,650	7.25	8.6	$1,648,670
Exercisable at December 31, 2006	551,154	$4.62	8.1	$2,017,224
Available for grant	11,600

There was no tax benefit related to the options exercised during the years ended December 31, 2006 and 2005, respectively.

The following table summarizes information concerning options outstanding and options exercisable as of December 31, 2006:

	Outstanding			Exercisable

		Weighted average
Range of exercise		remaining contractual	Weighted average		Weighted average
prices	Shares	life (years)	exercise price	Shares	exercise price
$2.67	745,000	7.9	$2.67	415,138	$2.67
$5.58	33,500	8.3	$5.58	12,563	$5.58
$8.28	16,000	10.0	$8.28	-	$8.28
$9.84	76,650	9.0	$9.84	19,162	$9.84
$10.14	73,000	9.5	$10.14	9,875	$10.14
$11.00	191,500	8.6	$11.00	50,875	$11.00
$11.96	281,500	9.3	$11.96	43,104	$11.96
$12.65	183,500	9.8	$12.65	437	$12.65
	1,600,650	8.6	$7.25	551,154	$4.62

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006 and 2005 was $4.21 and $1.31, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 was $46,920 and $69,300, respectively. The total fair value of options vested during the years ended December 31, 2006 and 2005 was $1,386,346 and $1,021,382, respectively.

A summary of the status of nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006 is presented below:

		Weighted Average
Nonvested Shares:	Shares	Grant-Date Fair Value
Balance at December 31, 2005	790,675	$1.05
Granted	534,396	3.27
Forfeited	(19,000)	3.69
Vested	(256,575)	1.64
Balance at December 31, 2006	1,049,496	$2.61

As of December 31, 2006, there was $1,559,108 of total unrecognized compensation cost related to nonvested stock options, which will be recognized from fiscal 2007 through fiscal year 2011 in the amounts of $644,190, $427,149, $310,113, $177,342, and $314, respectively.

Common Stock: As noted in the preceding stock option activity table, the number of shares outstanding of our common stock increased by 4,000 shares during the year ended December 31, 2006 from 9,468,020 to 9,472,020, due to the exercise of certain stock options by consultants.

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

Note 11. Capitalized Software

The Company capitalizes internally developed software costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. The PokerPro system achieved technological feasibility concurrently with the system’s general release at the Seminole Hardrock Casino. Accordingly, for the years ended December 31, 2006, 2005 and 2004, no internal software development costs have been capitalized.

Note 12. Related Party Transactions

In January 2006, the Company entered into an international distribution rights agreement with Aristocrat International Pty. Limited and its affiliates. Aristocrat International Pty. Limited is a wholly owned subsidiary and affiliate of Aristocrat Leisure Limited, a leading global provider of gaming solutions that focuses primarily on video slot machines, progressive systems and casino management systems. The distribution agreement provides Aristocrat with the sole and exclusive right to globally (excluding the United States and Canada) distribute, market, enter into license agreements and, under certain circumstances, manufacture our PokerPro system, in return for Aristocrat’s payment to us of a portion of the license fees received by Aristocrat from each customer in connection with Aristocrat’s licensing of the PokerPro system. Aristocrat also purchased our common stock during 2006, and as of December 31, 2006 owns approximately 19% of our common stock. During 2006 we recorded approximately $13,735 and $1,144,829 of license fees and equipment sales, respectively. At December 31, 2006, Aristocrat owed the Company $169,344 and the amount was paid in full during January 2007.

In September 2006, an entity owned and controlled by the Company’s Chief Executive Officer and President purchased one of the buildings in which the Company leases one of its two spaces. During February 2007, the entity purchased the other building in which the Company leases space. The initial terms were negotiated at arms’ length and the terms of the Company’s existing leases were not modified upon this change in building ownership. Rent expense recorded for the leased space for the year ended December 31, 2006 was $147,090, of which $45,490 was paid to the related party.

Note 13. Legal Proceedings

Litigation is inherently unpredictable. The Company’s assessment of each matter may change based on future unknown or unexpected events. If any litigation were to have an adverse result that we did not expect, there could be a material impact on our results of operations or financial position. The Company believes costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. The Company assumes no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

On August 2, 2006, the Company was served with a complaint filed on July 25, 2006, in the United States District Court for the Eastern District of Pennsylvania, by Pokermatic, Incorporated, d/b/a Lightning Poker™. The complaint alleged antitrust violations, unfair competition, civil conspiracy, trade slander, tortious interference, defamation, and sought a declaration of non-infringement of our design patent. The complaint sought treble damages, attorneys' fees, and declaratory and injunctive relief. On August 17, 2006 we asked the United States District Court in Philadelphia, Pennsylvania to dismiss the case or transfer venue and to award our costs and attorneys’ fees. On September 27, 2006, the judge granted the Company’s request regarding improper venue and ordered the case transferred to the United States District Court for the Western District of North Carolina. The case arrived in United States District Court for the Western District of North Carolina on or about November 8, 2006. On November 16, 2006, Pokermatic dismissed the case without prejudice. The Company believes the lawsuit lacked any legal merit.

On February 5, 2007, Tellis Software, Inc. (“Tellis”) filed a Complaint against PokerTek and Lou White, the Company’s Chief Executive Officer, in the United States District Court for the Southern District of Texas. The Complaint alleges that PokerTek breached a Software Development Agreement (the “Agreement”), that PokerTek and Mr. White committed fraud in connection with alleged statements about the Agreement or its purported terms, and that PokerTek has been unjustly enriched and/or that Tellis is entitled to a quantum meruit recovery. As to all counts, Tellis seeks damages that it alleges are equivalent to a 2% equity interest in PokerTek and bonuses that could eventually total $730,000, plus attorneys’ fees, costs, and interest. For the fraud count, Tellis also seeks unspecified exemplary damages. On March 27, 2007, PokerTek and Mr. White filed a motion to dismiss the entire case for lack of personal jurisdiction or, alternatively, for a transfer of venue to the United States District Court for the Western District of North Carolina.  The motion also seeks to dismiss the fraud count for failure to state a claim against Mr. White. PokerTek and Mr. White believe they have meritorious defenses.

Note 14. Subsequent Events

On January 24, 2007, the Company announced five new customer installations. The latest installations were:

•	Crown Casino, Melbourne, Australia;
•	Carnival City, Johannesburg, South Africa;
•	Greektown Casino, Detroit, Michigan;
•	MotorCity Casino, Detroit, Michigan; and
•	FLB Sports Bar & Casino, Folsom, California.

On February 16, 2007, the Company announced that after a successful trial period, Princess Cruises has agreed to have 22 PokerPro tables installed by the end of fiscal 2007.

Note 15. Summarized Quarterly Financial Information (Unaudited)

	2006
	Q1	Q2	Q3	Q4	Total
Revenues:
License fees	$360,000	$133,178	$135,424	$195,384	$823,986
Product sales	112,516	181,086	104,018	758,311	1,155,931
Total revenues	472,516	314,264	239,442	953,695	1,979,917
Costs and operating expenses:
Cost of product sales	109,688	172,613	98,153	747,543	1,127,997
Selling, general and administrative	992,576	1,517,816	1,596,041	1,973,150	6,079,583
Research and development	1,040,759	910,662	872,241	1,125,561	3,949,223
Depreciation	115,923	152,007	182,019	259,644	709,593
	2,258,946	2,753,098	2,748,454	4,105,898	11,866,396
Operating loss	(1,786,430)	(2,438,834)	(2,509,012)	(3,152,203)	(9,886,479)
Interest income, net	195,695	206,849	192,647	145,570	740,761
Net loss	$(1,590,735)	$(2,231,985)	$(2,316,365)	$(3,006,633)	$(9,145,718)
Net Loss Per Common Share - Basic and Diluted:	$(0.17)	$(0.24)	$(0.24)	$(0.32)	$(0.97)
Weighted Average Common Shares Outstanding - Basic and Diluted:	9,469,598	9,472,020	9,472,020	9,472,020	9,471,423

	2005
	Q1	Q2	Q3	Q4	Total
Revenues:
License fees	$-	$-	$42,000	$228,400	$270,400
Product sales	-	-	5,360	38,588	43,948
Total revenues	-	-	47,360	266,988	314,348
Costs and operating expenses:
Cost of product sales	-	-	4,267	34,239	38,506
Selling, general and administrative	259,779	354,855	383,769	760,714	1,759,117
Research and development	464,988	511,929	532,166	778,712	2,287,795
Depreciation	3,314	3,313	13,813	99,343	119,783
	728,081	870,097	934,015	1,673,008	4,205,201
Operating loss	(728,081)	(870,097)	(886,655)	(1,406,020)	(3,890,853)
Interest income	3,082	14,557	15,504	157,166	190,309
Net loss	$(724,999)	$(855,540)	$(871,151)	$(1,248,854)	$(3,700,544)
Net Loss Per Common Share - Basic and Diluted:	$(0.11)	$(0.12)	$(0.12)	$(0.14)	$(0.49)
Weighted Average Common Shares Outstanding - Basic and Diluted:	6,695,576	7,080,357	7,234,270	9,036,294	7,517,278

Note 16. Segment Information

The Company has identified one business segment for reporting purposes: Manufacturing and Distributing PokerPro System.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2006, 2005 and 2004

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions for Amounts Written Off	Balance at End of Period
Allowance for receivables:
2004	$—	$8,000	$—	$—	$8,000
2005	$8,000	$—	$—	$8,000	$—
2006	$—	$19,301	$—	$—	$19,301

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POKERTEK, INC.

Date: March 28, 2007	By:	/s/ Gehrig H. White
Gehrig H. White
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gehrig H. White		March 28, 2007
Name:	Gehrig H. White
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Christopher Daniels		March 28, 2007
Name:	Christopher Daniels
Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Lyle Berman		March 28, 2007
Name:	Lyle Berman
Title:	Chairman of the Board of Directors

/s/ James T. Crawford, III		March 28, 2007
Name:	James T. Crawford, III
Title:	President, Secretary and Director

/s/ Joseph J. Lahti		March 28, 2007
Name:	Joseph J. Lahti
Title:	Director

/s/ Arthur Lee Lomax		March 28, 2007
Name:	Arthur Lee Lomax
Title:	Director

Exhibit Index

Exhibit No.	Description

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

10.1
Option Agreement between World Poker Tour, LLC and PokerTek, Inc. (as successor to PokerTek, LLC) dated April 7, 2004 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.2
Amendment to Option Agreement between World Poker Tour, LLC and PokerTek, Inc. (as successor to PokerTek, LLC) dated as of June 10, 2004 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.3
Non-Exclusive Software License Agreement between PokerTek, Inc. and Standing Stone Gaming, LLC dated as of January 26, 2005 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.4
Office/Warehouse Lease Agreement between PokerTek, Inc. and AdBel, Ltd. dated March 28, 2005 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.5
Trademark Assignment Agreement among PokerTek, Inc., James Crawford and Gehrig H. White effective July 13, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

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

10.20	Board Member Agreement between PokerTek, Inc. and Lyle Berman, dated January 31, 2005 (incorporated by reference to our Form 10-K for the fiscal year ended December 31, 2005 filed on March 16, 2006).*

10.21	Board Member Agreement between PokerTek, Inc. and Joe Lahti, dated March 2, 2006 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on March 6, 2006).*

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement or management contract

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-51572.