Form 10-Q
period 2007-03-31
POKERTEK INC
filed 2007-05-14
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐Accelerated filer☐Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2007, there were 10,916,464 shares outstanding of the registrant’s common stock.

POKERTEK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

PokerTek, Inc.
Balance Sheets

	March 31, 2007	December 31, 2006
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$5,543,803	$9,353,501
Trade receivables, net of allowance	362,616	272,389
Prepaid expenses and other assets (Note 4)	163,970	204,217
Inventory (Note 3)	2,365,843	1,900,996
Total current assets	8,436,232	11,731,103

Other Assets
Other assets (Note 4)	360,030	345,638
Property and equipment, net of accumulated depreciation (Note 2)	3,688,287	3,046,056

Total assets	$12,484,549	$15,122,797

Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable and accrued expenses	$789,417	$1,003,186

Commitments (Notes 5 and 6)	-	-

Shareholder's Equity (Note 7)
Preferred stock, no par value per share; authorized 5,000,000, none
issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 9,472,020 at March 31, 2007
and December 31, 2006, respectively	-	-
Capital	28,159,184	27,956,685
Accumulated deficit	(16,464,052)	(13,837,074)
Total shareholder's equity	11,695,132	14,119,611

Total liabilities and shareholder's equity	$12,484,549	$15,122,797

See Notes to Interim Financial Statements.

PokerTek, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues:
License Fees	$508,111	$360,000
Product Sales	83,465	112,516
Total revenues	$591,576	$472,516

Costs and operating expenses:
Cost of product sales	$73,587	$109,688
Selling, general and administrative	1,862,703	992,576
Research and development	1,007,288	1,040,759
Depreciation	365,808	115,923
	3,309,386	2,258,946

Operating loss	(2,717,810)	(1,786,430)

Non-operating income:
Interest income, net	90,832	195,695

Net loss	$(2,626,978)	$(1,590,735)

Net loss per common share - basic and diluted:	$(0.28)	$(0.17)

Weighted average common shares outstanding - basic and diluted:	9,472,020	9,469,598

 See Notes to Interim Financial Statements.

PokerTek, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(2,626,978)	$(1,590,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	365,808	115,923
Stock-based compensation expense	202,499	120,786
Changes in assets and liabilities:
Increase in trade and other receivables	(90,227)	(76,849)
Decrease (increase) in prepaid expenses and other assets	25,855	(54,536)
Increase in inventory	(464,847)	(431,115)
Increase (decrease) in accounts payable and accrued
expenses	(213,769)	150,743
Net cash used in operating activities	(2,801,659)	(1,765,783)
Cash flows from investing activities
Purchases of property and equipment	(1,008,039)	(280,506)
Net cash used in investing activities	(1,008,039)	(280,506)
Cash flows from financing activities
Proceeds (expenses) from issuance of common stock, private placement of common stock and common stock options exercised, net of expenses	-	(36,671)
Net cash provided by (used in) financing activities	-	(36,671)
Net decrease in cash and cash
equivalents	(3,809,698)	(2,082,960)
Cash and cash equivalents:
Beginning	9,353,501	20,373,900
Ending	$5,543,803	$18,290,940

See Notes to Interim Financial Statements.

POKERTEK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007

Note 1. Nature of Business and Interim Basis of Presentation

Basis of Presentation.  These interim financial statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements, as permitted by such rules and regulations. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of the Company, the accompanying interim financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at March 31, 2007, and the results of its operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Recent accounting pronouncements:

In March 2006, the FASB issued SFAS No. 156,“Accounting for Servicing of Financial Assets,” which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 is effective in fiscal years beginning after September 15, 2006. The impact of the Company’s adoption of SFAS No. 156 for fiscal year 2007 did not have a material impact on the results of operations, financial condition or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. Based on the Company’s recording of a valuation allowance against its deferred tax assets, our adjustment under FIN 48 resulted in a reduction of gross deferred tax assets with a corresponding decrease in the required valuation allowance. The adoption of this standard did not have a material impact on the opening balance of retained earnings for 2007 and had no impact to our cash flows.

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

In September 2006, the staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which provides interpretive guidance regarding the process for quantifying financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The impact of the Company’s adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. The Company is currently evaluating whether to elect the option provided for in this standard.

Note 2. Property and Equipment

Property and equipment consists of the following at March 31, 2007 and December 31, 2006:

	Useful life (years)	March 31, 2007	December 31, 2006
PokerPro systems	3	$3,868,332	$2,933,901
Temporarily idle PokerPro systems (a)	3	469,361	431,805
Equipment	5	445,941	407,873
Leasehold improvements	4	97,576	100,875
		4,881,210	3,874,454
Less: accumulated depreciation (a)		(1,192,923)	(828,398)
Property and equipment, net		$3,688,287	$3,046,056

(a)
The systems are ready for customer and regulatory use and will be installed as agreements are signed and scheduling allows. Included in the $1,192,923 and $828,398 accumulated depreciation above is $219,852 and $170,558, respectively, related to the temporarily idle PokerPro systems.

Note 3. Inventory

Inventory consists of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Raw Materials	$1,338,085	$859,945
Tables in process	1,027,758	1,041,051
Total Inventory	$2,365,843	$1,900,996

Note 4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following at March 31, 2007 and December 31, 2006:

Prepaid expenses and other assets, current:	March 31, 2007	December 31, 2006
Prepaid expenses	$156,660	$188,590
Interest income receivable	7,310	15,627
Total prepaid expenses and other assets, current	$163,970	$204,217

Other assets, non-current:
Intangible assets, net	$347,230	$342,838
Security deposits	12,800	2,800
Total other assets, non-current	$360,030	$345,638

Intangible assets, net consists of license fees paid in advance to various regulatory agencies. When the Company receives approval in a jurisdiction, the Company will expense the fee paid over the term of the license. If the Company is rejected for approval, all unreturned fees will be expensed in that period.

Note 5. Commitments

The Company leases corporate offices under lease agreements with terms up to 5 years and which require the Company to pay property taxes, insurance and maintenance. The Company also leases certain office equipment under lease agreements with terms up to 3 years. The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year Ending
March 31,	Amount
2008	$171,292
2009	168,800
2010	168,800
2011	47,300
Thereafter	15,000
$571,192

Rent expense for the three months ended March 31, 2007 and March 31, 2006 was $35,328 and $34,729, respectively.

The Company has entered into employment agreements with certain officers that include base salaries and certain benefits. These agreements have terms ranging from two to four years.

Note 6. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation ranging from 3% to 5%. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company makes a matching contribution equal to 100% on the first 3% of the participants’ elective deferral and 50% on deferral from 3% to 5%. Total expense recorded for the Company’s match for the three months ended March 31, 2007 and March 31, 2006 was $28,113 and $9,527, respectively.

Note 7. Shareholder’s Equity

Stock Incentive Plan: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior to this adoption, the Company accounted for its stock-based employee compensation awards in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.  The Company adopted SFAS No. 123R using the modified-prospective transition method, which requires the Company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations about future forfeitures. As required under the modified-prospective transition method, prior periods have not been restated. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R. The Company allocates share-based payment expense between selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses based on the same factors as cash compensation.

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

At March 31, 2007 and December 31, 2006, options to purchase 1,602,650 and 1,600,650 shares of common stock, respectively, had been granted to certain directors, officers, employees and independent contractors of the Company. Options granted under the 2005 Plan generally vest over periods ranging from two to four years and expire in ten years. The value of the options granted is being charged to expense over the service period or vesting period, as appropriate. The amount of related expense calculated using the Black-Scholes option pricing model and recognized in the three months ended March 31, 2007 and March 31, 2006 was $202,499 ($112,499 allocated to SG&A, $90,000 to R&D) and $120,786 ($67,188 allocated to SG&A, $53,598 to R&D), respectively.

On the date of grant using the Black-Scholes option-pricing model, the following weighted average assumptions were used to estimate the grant-date fair value of the options in the periods indicated:

	March 31,
	2007	2006
Risk-free interest rate	4.54%	4.82%
Expected volatility	45%	30%
Expected dividend yield	0%	0%
Expected life (years)	5.0	5.0

A summary of the stock option activity and weighted average exercise price for the three months ended March 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,600,650	$7.25
Granted	2,000	9.92
Outstanding at March 31, 2007	1,602,650	7.25	8.3	$4,279,076
Exercisable at March 31, 2007	672,200	$5.33	7.9	$3,085,398
Available for grant	9,600

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and March 31, 2006 was $4.52 and $4.26, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and March 31, 2006 was $0 and $46,920, respectively. The total fair value of options granted during the three months ended March 31, 2007 and March 31, 2006 was $9,040 and $978,029 respectively.

A summary of the status of nonvested shares as of March 31, 2007, and changes during the three months ended March 31, 2007 is presented below:

		Weighted Average
Nonvested Shares:	Shares	Grant-Date Fair Value
Balance at December 31, 2006	1,049,496	$2.61
Granted	2,000	4.52
Vested	(121,046)	2.40
Balance at March 31, 2007	930,450	$2.64

As of March 31, 2007, there was $1,363,791 of total unrecognized compensation cost related to nonvested stock options, of which $443,043 will be recognized during the remainder of fiscal 2007 and the remainder through the first quarter of fiscal year 2012.

Note 8. Legal Proceedings

On February 5, 2007, Tellis Software, Inc. (“Tellis”) filed a Complaint against PokerTek and Lou White, the Company’s Chief Executive Officer, in the United States District Court for the Southern District of Texas. The Complaint alleges that PokerTek breached a Software Development Agreement (the “Agreement”), that PokerTek and Mr. White committed fraud in connection with the Agreement, and that PokerTek has been unjustly enriched and/or that Tellis is entitled to a quantum meruit recovery. As to all counts, Tellis seeks damages that it alleges are equivalent to a 2% equity interest in PokerTek and bonuses that could eventually total $730,000, plus attorneys’ fees, costs, and interest. For the fraud count, Tellis also seeks unspecified exemplary damages. On March 27, 2007, PokerTek and Mr. White filed a motion to dismiss the entire case for lack of personal jurisdiction or, alternatively, a transfer of venue to the United States District Court for the Western District of North Carolina.

On April 1, 2007, Tellis filed its First Amended Complaint, adding the Company’s President, James Crawford, as an individual defendant, alleging that a Tellis employee was the rightful inventor of one of PokerTek’s pending patent applications, that Mr. Crawford committed fraud in connection with the filing of that patent application, and that Mr. Crawford and Mr. White converted software developed by Tellis that forms the basis of the patent application. All parties have subsequently filed additional motions relating to PokerTek’s March 2007 motion to dismiss.

PokerTek, Mr. Crawford and Mr. White believe they have meritorious defenses to all claims that have been asserted by Tellis.

Note 9. Related Party Transactions

In January 2006, the Company entered into an international distribution rights agreement with Aristocrat International Pty. Limited and its affiliates. Aristocrat International Pty. Limited is a wholly owned subsidiary and affiliate of Aristocrat Leisure Limited, a leading global provider of gaming solutions that focuses primarily on video slot machines, progressive systems and casino management systems. The distribution agreement provides Aristocrat with the sole and exclusive right to globally (excluding the United States and Canada) distribute, market, enter into license agreements and, under certain circumstances, manufacture our PokerPro system, in return for Aristocrat’s payment to us of a portion of the license fees received by Aristocrat from each customer in connection with Aristocrat’s licensing of the PokerPro system. Aristocrat also purchased our common stock during 2006, and as of March 31, 2007 owns approximately 19% of our common stock. For the three months ended March 31, 2007 and 2006, we recorded $81,276 and $0 of license fees, respectively, and $71,383 and $111,489 of equipment sales, respectively. At March 31, 2007, Aristocrat owed the Company $126,188.

In September 2006, an entity owned and controlled by the Company’s Chief Executive Officer and President purchased one of the buildings in which the Company leases one of its two spaces. During February 2007, the entity purchased the other building in which the Company leases space. The initial terms were negotiated at arms’ length and the terms of the Company’s existing leases were not modified upon this change in building ownership. Rent expense recorded for the leased space for the three months ended March 31, 2007 was $34,389, of which $37,300 was paid to the related party. The amount paid is slightly higher than the expense because a portion of our rent expense is allocated to inventory.

Note 10. Subsequent Events

On April 19, 2007, the Company announced the signing of a multi-year agreement with Harrah’s Operating Company, Inc, a subsidiary of Harrah’s Entertainment, Inc. (NYSE: HET), which made PokerTek its exclusive provider for live, player-banked, automated poker tables. Under the agreement, Harrah’s, which operates 50 casinos in 13 states and six countries and runs the annual World Series of Poker®, may install PokerPro tables concurrently with appropriate regulatory approvals. With more than 450 manual poker tables, Harrah’s is one of the largest operators of poker in the world.

On April 23, 2007, the Company entered into a Securities Purchase Agreement by and among the Company, Magnetar Capital Master Fund, Ltd., Janus Venture Fund (a series of Janus Investment Fund), Janus US Venture Fund (a series of Janus Capital Funds Plc), Small Cap Growth Portfolio (a series of Ohio National Fund Inc.), SRB Greenway Capital (QP), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P. (together, the “Investors”) (the “Agreement”). Pursuant to the Agreement, the Company issued and sold an aggregate of 1,444,444 shares of its common stock, no par value per share (the “Common Stock”) in a private placement to the Investors for a purchase price of $9.00 (the “Private Placement”). As part of the Private Placement, the Company also issued each Investor a warrant (together, the “Warrants”) to acquire additional shares of Common Stock (the “Warrant Shares”). The Warrants, which expire on April 26, 2012, are convertible into an aggregate of 439,541 Warrant Shares at an exercise price of $10.80 per Warrant Share.

The Private Placement, which was completed on April 26, 2007, resulted in gross proceeds to the Company of approximately $13 million and net proceeds of approximately $12.5 million to the Company after fees and expenses associated with the Private Placement, including a cash placement agent fee. The $9.00 purchase price was negotiated as a 8.5% discount from the average closing price of the Common Stock for the 30 consecutive trading day period prior to the Company’s execution of a letter of intent with respect to the Private Placement with one of the investors. Pursuant to the Agreement, the exercise price for the Warrant Shares was negotiated to be 120% of the $9.00 purchase price for the Common Stock.

Concurrently with the execution of the Agreement, the Company entered into a Registration Rights Agreement, between the Company and the Investors (the “Rights Agreement”). Pursuant to the Rights Agreement, the Company is required to file a registration statement under the Securities Act of 1933, as amended, covering the resale of the Common Stock and the Warrant Shares (the “Registration Statement”). The Company will pay all expenses incurred in connection with the filing of the Registration Statement.

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

Executive Summary - Significant events for the three months ended March 31, 2007

On January 24, 2007, we announced five new customer installations. The latest installations were:

o	Crown Casino, Melbourne, Australia;
o	Carnival City, Johannesburg, South Africa;

o	Greektown Casino, Detroit, Michigan;
o	MotorCity Casino, Detroit, Michigan; and
o	FLB Sports Bar & Casino, Folsom, California.

On February 16, 2007, we announced that after a successful trial period, Princess Cruises has agreed to have 22 PokerPro tables installed by the end of fiscal 2007.

Recent Events

On April 19, 2007, we announced the signing of a multi-year agreement with Harrah’s Operating Company, Inc, a subsidiary of Harrah’s Entertainment, Inc. (NYSE: HET), which made PokerTek its exclusive provider for live, player-banked, automated poker tables. Under the agreement, Harrah’s, which operates 50 casinos in 13 states and six countries and runs the annual World Series of Poker®, may install PokerPro tables concurrently with appropriate regulatory approvals. With more than 450 manual poker tables, Harrah’s is one of the largest operators of poker in the world.

On April 23, 2007, we entered into a Securities Purchase Agreement by and among PokerTek, Magnetar Capital Master Fund, Ltd., Janus Venture Fund (a series of Janus Investment Fund), Janus US Venture Fund (a series of Janus Capital Funds Plc), Small Cap Growth Portfolio (a series of Ohio National Fund Inc.), SRB Greenway Capital (QP), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P. (together, the “Investors”) (the “Agreement”). Pursuant to the Agreement, we issued and sold an aggregate of 1,444,444 shares of its common stock, no par value per share (the “Common Stock”) in a private placement to the Investors for a purchase price of $9.00 (the “Private Placement”). As part of the Private Placement, the Company also issued each Investor a warrant (together, the “Warrants”) to acquire additional shares of Common Stock (the “Warrant Shares”). The Warrants, which expire on April 26, 2012, are convertible into an aggregate of 439,541 Warrant Shares at an exercise price of $10.80 per Warrant Share.

The Private Placement, which was completed on April 26, 2007 (the “Closing Date”), resulted in gross proceeds us of approximately $13 million and net proceeds of approximately $12.5 million us after fees and expenses associated with the Private Placement, including a cash placement agent fee. The $9.00 purchase price was negotiated as a 8.5% discount from the average closing price of the Common Stock for the 30 consecutive trading day period prior to our execution of a letter of intent with respect to the Private Placement with one of the Investors. Pursuant to the Agreement, the exercise price for the Warrant Shares was negotiated to be 120% of the $9.00 purchase price for the Common Stock.

Concurrently with the execution of the Agreement, we entered into a Registration Rights Agreement, between PokerTek and the Investors (the “Rights Agreement”). Pursuant to the Rights Agreement, PokerTek is required to file a registration statement under the Securities Act of 1933, as amended, covering the resale of the Common Stock and the Warrant Shares (the “Registration Statement”). We will pay all expenses incurred in connection with the filing of the Registration Statement.

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenues. Revenues increased from $472,516 during the three months ended March 31, 2006 to $591,576 for the three months ended March 31, 2007. This increase related primarily to licensing fees with additional customers, including cruise lines and international casinos.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased from $992,576 during the three months ended March 31, 2006 to $1,862,703 for the three months ended March 31, 2007. This increase was primarily the result of an increase of $458,466 related to the addition of personnel and infrastructure to support our growth strategy; an increase of $190,036 related to expenses for sales efforts and to regulatory bodies; an increase of $122,167 related to advertising and marketing the PokerPro system; an increase of $46,190 related to insurance; and an increase of $45,311 of non-cash stock option expense calculated using the Black-Scholes option pricing model.

Research and Development Expenses. Research and development expenses (“R&D”) decreased slightly from $1,040,759 for the three months ended March 31, 2006 to $1,007,288 for the three months ended March 31, 2007. The slight decrease was the result of a decrease in expenditures related to external purchases of items used in our R&D process related to the PokerPro system offset by an increase of $36,402 of non-cash stock option expense calculated using the Black-Scholes option pricing model.

Depreciation. Depreciation increased from $115,923 for the three months ended March 31, 2006 to $365,808 for the three months ended March 31, 2007. The depreciation primarily relates to the PokerPro systems we have installed during the period from our inception through March 31, 2007.

Net Interest Income. Net interest income decreased from $195,695 for the three months ended March 31, 2006 to $90,832 for the three months ended March 31, 2007. The interest income relates to the interest earned from our cash and cash equivalents, which has been decreasing as we fund our operations.

Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans from our principals and from issuances of our common stock. As of October 12, 2005, we repaid all loans from our principals and have not entered into any additional loans with our principals.

On April 23, 2007, we entered into a Securities Purchase Agreement, in which we issued and sold an aggregate of 1,444,444 shares of our common stock in a private placement to certain investors for a purchase price of $9.00. The Private Placement, which was completed on April 26, 2007, resulted in gross proceeds to the Company of approximately $13 million and net proceeds of approximately $12.5 million to the Company after fees and expenses associated with the Private Placement, including a cash placement agent fee. For further details of this transaction, see the “Recent Events” section of this Item 2 and Note 10 to our financial statements contained in this quarterly report on Form 10-Q.

For the three months ended March 31, 2007, we incurred a net loss of $2,626,978 and used $2,801,659 of cash in operating activities. At March 31, 2007, we had an accumulated deficit of $16,464,052. The generation of cash flow sufficient to meet our cash needs depends on the continued development of the PokerPro system and obtaining the regulatory approvals required to license it and successfully market it to tribal casinos, card clubs and commercial casinos.

We anticipate our cash requirements to be approximately $700,000 to $900,000 per month as a result of our expected growth and the need to manufacture PokerPro systems to meet anticipated demand through the end of fiscal year 2007.

Based on our cash flow projections, we expect that the proceeds of our initial public offering in October 2005, the Private Placement in April 2007 and anticipated revenues will be sufficient to support our operations into fiscal year 2008. If sales of the PokerPro system do not meet our projections or our expenses exceed our expectations, then we may need to raise additional funds through additional public or private offerings of our securities, through a sale/leaseback arrangement or through a credit facility.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in our Annual Report on Form 10-K for the year ended December 31, 2006. During the first three months of fiscal 2007, there were no material changes outside the ordinary course of business in the company’s contractual obligations or the estimated timing of the future cash payments.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2006. During the first three months of fiscal 2007, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156,“Accounting for Servicing of Financial Assets,” which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 is effective in fiscal years beginning after September 15, 2006. The impact of the Company’s adoption of SFAS No. 156 for fiscal year 2007 did not have a material impact on the results of operations, financial condition or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. Based on the Company’s recording of a valuation allowance against its deferred tax assets, our adjustment under FIN 48 resulted in a reduction of gross deferred tax assets with a corresponding decrease in the required valuation allowance. The adoption of this standard did not have a material impact on the opening balance of retained earnings for 2007 and had no impact on our cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies previously issued guidance within GAAP related to fair value. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS No. 157 to determine its impact on our financial statements upon adoption.

In September 2006, the staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which provides interpretive guidance regarding the process for quantifying financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The impact of the Company’s adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. The Company is currently evaluating whether to elect the option provided for in this standard.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company’s interest rate risk has not changed significantly from the disclosure in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a−15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

As a part of our normal operations, we regularly update and enhance our internal control over financial reporting processes and procedures as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any changes to our internal control over financial reporting processes and procedures that occurred during the fiscal quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 5, 2007, Tellis Software, Inc. (“Tellis”) filed a Complaint against PokerTek and Lou White, the Company’s Chief Executive Officer, in the United States District Court for the Southern District of Texas. The Complaint alleges that PokerTek breached a Software Development Agreement (the “Agreement”), that PokerTek and Mr. White committed fraud in connection with the Agreement, and that PokerTek has been unjustly enriched and/or that Tellis is entitled to a quantum meruit recovery. As to all counts, Tellis seeks damages that it alleges are equivalent to a 2% equity interest in PokerTek and bonuses that could eventually total $730,000, plus attorneys’ fees, costs, and interest. For the fraud count, Tellis also seeks unspecified exemplary damages. On March 27, 2007, PokerTek and Mr. White filed a motion to dismiss the entire case for lack of personal jurisdiction or, alternatively, a transfer of venue to the United States District Court for the Western District of North Carolina.

On April 1, 2007, Tellis filed its First Amended Complaint, adding the Company’s President, James Crawford, as an individual defendant, alleging that a Tellis employee was the rightful inventor of one of PokerTek’s pending patent applications, that Mr. Crawford committed fraud in connection with the filing of that patent application, and that Mr. Crawford and Mr. White converted software developed by Tellis that forms the basis of the patent application. All parties have subsequently filed additional motions relating to PokerTek’s March 2007 motion to dismiss.

PokerTek, Mr. Crawford and Mr. White believe they have meritorious defenses to all claims that have been asserted by Tellis.

Item 1A. Risk Factors.

The Company is subject to a variety of risks, including component supply risk, reliance on supply chain, competition, political and economic risks, business risks, risks that operating results and net earnings may not meet expectations, regulatory risks, acquisition risks, protection of intellectual property, product liability and other litigation risks, marketing distributor relationships and natural disasters. These risk factors, among others, are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 following Item 1A under the heading “Risk Factors”. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Furthermore, on April 26, 2007, we completed the Private Placement. You should carefully consider the risks associated with the Private Placement, including those set forth below.

The completion of the Private Placement, as well as any future financing transactions, had and will have a dilutive effect on our existing shareholders and may have other adverse effects on our results of operations.

In April 2007, we completed the Private Placement of 1,444,444 shares of our common stock to the Investors, as well as Warrants that are exercisable for an aggregate of 439,541 shares of our common stock. This financing resulted in significant dilution of our current shareholders. In the future, we may issue additional equity, debt or convertible securities to raise capital. If we do so, the percentage ownership of PokerTek held by existing shareholders would be further reduced, and existing shareholders may experience significant further dilution. In addition, new investors in PokerTek may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders, such as the Warrants and other protections against future dilutive transactions that were obtained by the Investors in the Private Placement. The perceived risk associated with the sale of a large number of shares, including the recently completed Private Placement, could cause some of our shareholders to sell their stock, thus causing the price of our common stock to decline. Subsequent sales of our common stock in the open market could also have an adverse effect on the market price of our common stock. If our stock price declines, it may be more difficult or we may be unable to raise additional capital.

Pursuant to the Registration Rights Agreement, we may be required to pay liquidated damages to some of the Investors who purchased shares under the Securities Purchase Agreement and the amount of such liquidated damages, if any, may adversely affect our results of operations.

Under the Rights Agreement, if: (a) the registration statement to register both the shares of common stock and shares underlying the Warrants issued in the Private Placement is not filed with the SEC within 45 business days from the date of the closing of the Private Placement, (b) a final prospectus is not filed with the SEC one business day after the registration statement is declared effective by the SEC, (c) the registration statement is not declared effective within 105 days of the date of the closing of the Private Placement (or 135 days in the event that the registration statement is subject to review by the SEC), or (d) after it has been declared effective, the registration statement ceases to be effective for more than 15 consecutive days or an aggregate of 45 days in any 365-day period (in each of (a)-(d), an “Event”), then on the date of such Event and on its monthly anniversary, we are required to pay to each Investor who purchased our shares in the Private Placement certain liquidated damages equal to 2% of the aggregate investment amount paid by each such Investor under the Securities Purchase Agreement. The total amount of liquidated damages payable by us pursuant to all Events is capped at an aggregate of $1 million. In addition, partial liquidated damages shall apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event. If we are required to pay liquidated damages to any of the Investors, payment of such liquidated damages may adversely affect our results of operation, particularly our earnings results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

The SEC declared our registration statement filed on Form S−1 under the Securities Act (File No. 333−127181) effective on October 13, 2005, in connection with the initial public offering of our common stock, no par value per share.

During the quarter ended March 31, 2007, we spent approximately $1,008,000 on capital expenditures (approximately $4,635,000 since the IPO), which consisted almost entirely of the purchase of components for the PokerPro system and related tables, and approximately $2,802,000 on working capital (approximately $13,618,000 since the IPO). Other than as set forth herein, we have not spent any of the remaining net proceeds from the initial public offering. All such payments described herein were direct payments to others.

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

POKERTEK, INC.

Date: May 14, 2007	By:	/s/ Gehrig H. White
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