Form 10-Q/A
period 2006-09-30
POKERTEK INC
filed 2007-08-01
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the quarterly period ended September 30, 2006 (the “Form 10-Q/A”) amends the Form 10-Q for the same period, which was filed with the Securities and Exchange Commission on November 13, 2006 (the “Original Form 10-Q”). The purpose of this Form 10-Q/A is to (i) include disclosure in Items 5 and 6 of Part II and the Exhibit Index relating to the Extension to Key Employee Agreement (the “Extension”) entered into on August 9, 2006 between PokerTek, Inc. (the “Company”) and Mr. Hal Shinn, the Company’s Chief Technology Officer; (ii) file the Extension as Exhibit 10.1 to this Form 10-Q/A; and (iii) update the Table of Contents accordingly (together, the “Amendments”).

The Amendments had no effect on the Company’s consolidated statements of operations, statements of cash flows or balance sheets.

This Form 10-Q/A is limited in scope to the Amendments and does not amend, update or change any other items or disclosures contained in the Original Form 10-Q. This Form 10-Q/A continues to speak as of the date of the Original Form 10-Q, and the Company has not updated the disclosures in either this Form 10-Q/A or the Original Form 10-Q to reflect events that occurred subsequent to the filing of the Original Form 10-Q, other than with respect to the Amendments included as a part of this Form 10-Q/A.

POKERTEK, INC.
QUARTERLY REPORT ON FORM 10-Q

-i-

PART II - OTHER INFORMATION

Item 5. Other Information

(a) On August 9, 2006, PokerTek, Inc. (the “Company”) and Mr. Hal Shinn, the Company’s Chief Technology Officer, entered into an Extension to Key Employee Agreement (the “Extension”) that further amended that certain Key Employee Agreement between the Company and Mr. Shinn, dated as of August 9, 2004 and amended effective July 1, 2005 (the “Employment Agreement”). Pursuant to the Extension, the Company and Mr. Shinn agreed to extend the term of the Employment Agreement for a two-year period expiring on August 9, 2008, unless earlier terminated. All other terms of the Employment Agreement remain in full force and effect.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Extension to Key Employee Agreement between PokerTek, Inc. and Mr. Hal Shinn, effective August 9, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: August 1, 2007
By:  /s/ Gehrig H. White

Gehrig H. White, Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Daniels

Christopher Daniels, Chief Financial  Officer
(Principal Financial Officer  and Principal Accounting Officer)

EXHIBIT INDEX
FORM 10-Q/A - AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

10.1	Extension to Key Employee Agreement between PokerTek, Inc. and Mr. Hal Shinn, effective August 9, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-51572.