Form 10-Q
period 2007-06-30
POKERTEK INC
filed 2007-08-14
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 2007
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

As of July 31, 2007, there were 10,919,964 shares outstanding of the registrant’s common stock.

POKERTEK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

PokerTek, Inc.
Balance Sheets

	June 30, 2007	December 31, 2006
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$14,741,227	$9,353,501
Trade receivables, net of allowance of $19,301	708,646	272,389
Prepaid expenses and other assets (Note 4)	191,046	204,217
Inventory (Note 3)	1,892,341	1,900,996
Total current assets	17,533,260	11,731,103

Other Assets
Other assets (Note 4)	430,167	345,638
Property and equipment, net of accumulated depreciation (Note 2)	4,533,250	3,046,056

Total assets	$22,496,677	$15,122,797

Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable and accrued expenses	$887,852	$1,003,186

Commitments (Notes 5 and 6)	-	-

Shareholder's Equity (Note 7)
Preferred stock, no par value per share; authorized 5,000,000, none
issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 10,918,964 and 9,472,020 at June 30,
2007 and December 31, 2006, respectively	-	-
Capital	40,883,698	27,956,685
Accumulated deficit	(19,274,873)	(13,837,074)
Total shareholder's equity	21,608,825	14,119,611

Total liabilities and shareholder's equity	$22,496,677	$15,122,797

See Notes to Interim Financial Statements.

PokerTek, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2007	2006

Revenues:
License Fees	$601,991	$133,178
Product Sales	313,705	181,086
Total revenues	915,696	314,264

Costs and operating expenses:
Cost of product sales	243,865	172,613
Selling, general and administrative	2,060,840	1,517,816
Research and development	1,122,791	910,662
Depreciation	467,443	152,007
Total costs and operating expenses	3,894,939	2,753,098

Operating loss	(2,979,243)	(2,438,834)

Non-operating income:
Interest income, net	168,422	206,849

Net loss	$(2,810,821)	$(2,231,985)

Net loss per common share - basic and diluted:	$(0.27)	$(0.24)

Weighted average common shares outstanding - basic and diluted:	10,503,810	9,472,020

 See Notes to Interim Financial Statements.

PokerTek, Inc.
Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Revenues:
License Fees	$1,110,102	$493,178
Product Sales	397,170	293,602
Total revenues	1,507,272	786,780

Costs and operating expenses:
Cost of product sales	317,452	282,301
Selling, general and administrative	3,923,543	2,510,392
Research and development	2,130,079	1,951,421
Depreciation	833,251	267,930
Total costs and operating expenses	7,204,325	5,012,044

Operating loss	(5,697,053)	(4,225,264)

Non-operating income:
Interest income, net	259,254	402,544

Net loss	$(5,437,799)	$(3,822,720)

Net loss per common share - basic and diluted:	$(0.54)	$(0.40)

Weighted average common shares outstanding - basic and diluted:	9,990,765	9,470,816

 See Notes to Interim Financial Statements.

PokerTek, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(5,437,799)	$(3,822,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	833,251	267,930
Stock-based compensation expense	363,081	364,373
Changes in assets and liabilities:
Decrease (increase) in trade and other receivables	(436,257)	6,915
Decrease (increase) in prepaid expenses and other assets	(71,358)	49,103
Decrease (increase) in inventory	8,655	(358,797)
Increase (decrease) in accounts payable and accrued
expenses	(115,334)	44,266
Net cash used in operating activities	(4,855,761)	(3,448,930)
Cash flows from investing activities
Purchases of property and equipment	(2,320,445)	(648,384)
Net cash used in investing activities	(2,320,445)	(648,384)
Cash flows from financing activities
Proceeds (expenses) from issuance of common stock and common stock options exercised, net of expenses	12,563,932	(36,671)
Net cash provided by (used in) financing activities	12,563,932	(36,671)
Net increase (decrease) in cash and cash
equivalents	5,387,726	(4,133,985)
Cash and cash equivalents:
Beginning	9,353,501	20,373,900
Ending	$14,741,227	$16,239,915

See Notes to Interim Financial Statements.

POKERTEK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007

Note 1. Nature of Business and Interim Basis of Presentation

Basis of Presentation.  These interim financial statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete audited financial statements, as permitted by such rules and regulations. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of the Company, the accompanying interim financial statements contain all adjustments (consisting of normal accruals and charges) necessary to present fairly the financial position of the Company at June 30, 2007, and the results of its operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

Description of Business. We were formed to develop and market the PokerPro® system, an electronic poker table that provides a fully-automated poker-room environment, to tribal casinos, commercial casinos, cruise ships and card clubs. Our first product was a 10-seated table developed in 2003, and in November 2006 we introduced PokerPro® Heads-Up™, our 2-seated product. In June 2007 we introduced Heads-Up Challenge™ World Series of Poker® edition, an innovative new heads-up poker table that enables two players to compete against each other in a game of Texas Hold’em poker for entertainment purposes. This marks our first venture into the amusement category. Poker is one of several card games in which two or more players strategically bet against each other. Many casinos and “card clubs” operate poker rooms that typically consist of tables at which up to 10 players play any of several types of poker against the other players at the table. A dealer employed by the casino or card club is responsible for dealing cards, calculating bets, collecting the “rake”, which is the amount the casino or card club charges for each hand of poker, and distributing payouts. Unlike most other games played at a casino, where the casino may win the full amount of a player’s bet, the casino or card club’s revenue from the poker room is limited to the rake.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value that are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. The Company is currently evaluating whether to elect the option provided for in this standard.

Note 2. Property and Equipment

Property and equipment consists of the following at June 30, 2007 and December 31, 2006:

	Useful life (years)	June 30, 2007	December 31, 2006
PokerPro systems	3	$5,231,986	$2,933,901
Temporarily idle PokerPro systems (a)	3	435,583	431,805
Equipment	5	424,970	407,873
Leasehold improvements	4	102,360	100,875
		6,194,899	3,874,454
Less: accumulated depreciation (a)		(1,661,649)	(828,398)
Property and equipment, net		$4,533,250	$3,046,056

(a)
The systems are ready for customer and regulatory use and will be installed as agreements are signed and scheduling allows. Included in the $1,661,649 and $828,398 accumulated depreciation above is $243,041 and $170,558, respectively, related to the temporarily idle PokerPro systems.

Note 3. Inventory

Inventory consists of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Raw Materials	$1,272,361	$859,945
Tables in process	619,980	1,041,051
Total Inventory	$1,892,341	$1,900,996

Note 4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following at June 30, 2007 and December 31, 2006:

Prepaid expenses and other assets, current:	June 30, 2007	December 31, 2006
Prepaid expenses	$168,368	$188,590
Interest income receivable	22,678	15,627
Total prepaid expenses and other assets, current	$191,046	$204,217

Other assets, non-current:
Intangible assets, net	$382,367	$342,838
Deposits	47,800	2,800
Total other assets, non-current	$430,167	$345,638

Intangible assets, net consists of license fees paid in advance to various regulatory agencies. When the Company receives approval in a jurisdiction, the Company will expense the fee paid over the term of the license. If the Company is rejected for approval, all unreturned fees will be expensed in that period.

Note 5. Commitments

The Company leases corporate offices under lease agreements with terms up to 5 years and which require the Company to pay property taxes, insurance and maintenance. The Company also leases certain office and computer equipment under lease agreements with terms up to 3 years. The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year Ending
June 30,	Amount
2008	$208,215
2009	206,402
2010	200,135
2011	47,300
Thereafter	6,000
$668,052

Rent expense for the three months ended June 30, 2007 and June 30, 2006 was $43,220 and $34,934, respectively, and for the six months ended June 30, 2007 and June 30, 2006 was $78,548 and $69,663, respectively.

The Company has entered into employment agreements with certain officers that include base salaries and certain benefits. These agreements have terms ranging from two to four years.

Note 6. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation ranging from 3% to 5%. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company makes a matching contribution equal to 100% on the first 3% of the participants’ elective deferral and 50% on deferral from 3% to 5%. Total expense recorded for the Company’s match for the three months ended June 30, 2007 and June 30, 2006 was $23,480 and $9,416, respectively, and for the six months ended June 30, 2007 and June 30, 2006 was $51,594 and $18,943, respectively.

Note 7. Shareholder’s Equity

Common Stock: The following is a schedule of the Company’s Common Stock issued and outstanding during the three months ended June 30, 2007:

Shares issued and outstanding:
Balance at December 31, 2006	9,472,020
Securities Purchase Agreement noted below	1,444,444
Employee stock option exercises	2,500
Balance at June 30, 2007	10,918,964

On April 23, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, Magnetar Capital Master Fund, Ltd., Janus Venture Fund (a series of Janus Investment Fund), Janus US Venture Fund (a series of Janus Capital Funds Plc), Small Cap Growth Portfolio (a series of Ohio National Fund Inc.), SRB Greenway Capital (QP), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P. (together, the “Investors”). Pursuant to the Purchase Agreement, the Company issued and sold an aggregate of 1,444,444 shares of its common stock, no par value per share (the “Common Stock”) in a private placement to the Investors for a purchase price of $9.00 per share (the “Private Placement”). As part of the Private Placement, the Company also issued each Investor a warrant (together, the “Warrants”) to acquire additional shares of Common Stock (the “Warrant Shares”). The Warrants, which expire on April 26, 2012, are currently convertible into an aggregate of 439,541 Warrant Shares at an exercise price of $10.80 per Warrant Share.

To comply with certain rules and regulations of the NASDAQ Stock Market LLC (“NASDAQ”) relating to the maximum number of shares issuable in a transaction without obtaining shareholder approval, the initial number of Warrant Shares issuable is 439,541 and the Warrants contain additional provisions limiting the issuance of Warrant Shares to avoid exceeding the limits imposed by such rules and regulations. The Company has agreed to seek shareholder approval to increase the number of Warrant Shares issuable to 505,555 and to allow issuances above the limits imposed by NASDAQ rules and regulations if certain anti-dilution provisions in the Warrants are triggered.

The Private Placement, which was completed on April 26, 2007, resulted in gross proceeds to us of approximately $13 million and net proceeds of approximately $12.5 million us after fees and expenses associated with the Private Placement, including a cash placement agent fee. The $9.00 per share purchase price was negotiated as an 8.5% discount from the average closing price of the Common Stock for the 30 consecutive trading day period prior to our execution of a letter of intent with respect to the Private Placement with one of the Investors. Pursuant to the Purchase Agreement, the exercise price for the Warrant Shares was negotiated to be 120% of the $9.00 per share purchase price for the Common Stock. The gross proceeds of approximately $13 million were recorded as equity and allocated between the Company’s common stock and Warrants in accordance with SFAS No. 150 and Emerging Issues Task Force No. 00-19. The Company, using the Black-Scholes option pricing model, calculated the fair value of the Warrants to be approximately $4.3 million and allocated the remaining approximately $8.7 million to Common Stock.

Concurrently with the execution of the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors (the “Rights Agreement”). Pursuant to the Rights Agreement, the Company is required to file a registration statement under the Securities Act of 1933, as amended, covering the resale of the Common Stock and the Warrant Shares (the “Registration Statement”). The Company will pay all expenses incurred in connection with the filing of the Registration Statement. In accordance with the restrictive covenants contained in the Rights Agreement, the Company (i) timely filed the Registration Statement with the SEC, (ii) caused it to become effective, and (iii) timely filed the final prospectus with the SEC. The Company is generally expected to maintain the effectiveness of the Registration Statement in accordance with the terms of the Rights Agreement. However, subject to certain allowable grace periods of not more than 15 consecutive days or an aggregate of 45 days in any 365-day period, if the Company does not maintain the effectiveness of the Registration Statement, then on every 30-day anniversary of such maintenance failure the Company will be required to pay to each of the selling shareholders who purchased the Company’s shares of common stock in the private placement certain liquidated damages equal to 2% of the aggregate investment amount paid by each such selling shareholder in the private placement until such maintenance failure is cured. No allowable grace period is permitted during the first 30 business days after the Registration Statement has been declared effective by the SEC. The total amount of liquidated damages payable by the Company pursuant to such a maintenance failure is capped at an aggregate of $1 million. In addition, partial liquidated damages shall apply on a daily pro-rata basis for any portion of a month prior to the cure of the maintenance failure, and late payments shall bear interest at the rate of 1.0% per month on a pro-rata basis until paid in full.

Stock Incentive Plan: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior to this adoption, the Company accounted for its stock-based employee compensation awards in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.  The Company adopted SFAS No. 123R using the modified-prospective transition method, which required the Company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company estimated the forfeiture rate based on its historical experience and its expectations about future forfeitures. As required under the modified-prospective transition method, prior periods have not been restated. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R. The Company allocates share-based payment expense between selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses based on the same factors as cash compensation.

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

At June 30, 2007 and December 31, 2006, options to purchase 1,794,650 and 1,600,650 shares of common stock, respectively, had been granted to certain directors, officers, employees and independent contractors of the Company. Options granted under the 2005 Plan generally vest over periods ranging from two to four years and expire in ten years. The value of the options granted is being charged to expense over the service period or vesting period, as appropriate. The amount of related expense calculated using the Black-Scholes option pricing model and recognized is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Selling, general, and administrative	$87,245	$115,712	$199,744	$182,900
Research and development	73,337	127,875	163,337	181,473
Total stock-based compensation expense	$160,582	$243,587	$363,081	$364,373

On the date of grant using the Black-Scholes option-pricing model, the following weighted average assumptions were used to estimate the grant-date fair value of the options in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.92%	5.10%	4.92%	4.88%
Expected volatility	45%	30%	45%	30%
Expected dividend yield	0%	0%	0%	0%
Expected life (years)	5.0	5.0	5.0	5.0

A summary of the stock option activity and weighted average exercise price for the three months ended June 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,600,650	$7.25
Granted	2,000	9.92
Outstanding at March 31, 2007	1,602,650	7.25
Granted	209,500	12.54
Exercised	(2,500)	10.09
Forfeited	(15,000)	10.61
Outstanding at June 30, 2007	1,794,650	7.83	8.3	$8,444,890
Exercisable at June 30, 2007	735,194	$5.23	7.7	$5,377,361
Available for grant	315,100

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2007 was $5.79 and $5.77, respectively. The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $3.67 and $4.13, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2007 was $5,618 (no options were exercised in the first three months of 2007). The total intrinsic value of options exercised during the six months ended June 30, 2006 was $46,920 (no options were exercised in the three months ended June 30, 2006). The total fair value of options granted during the three and six months ended June 30, 2007 was $1,213,005 and $1,222,045, respectively. The total fair value of options granted during the three and six months ended June 30, 2006 was $289,650 and $1,488,840, respectively.

A summary of the status of nonvested shares as of June 30, 2007, and changes during the three and six months ended June 30, 2007 is presented below:

		Weighted Average
Nonvested Shares:	Shares	Grant-Date Fair Value
Balance at December 31, 2006	1,049,496	$2.61
Granted	2,000	4.52
Vested	(121,046)	2.40
Balance at March 31, 2007	930,450	2.64
Granted	209,500	5.79
Forfeited	(15,000)	3.76
Vested	(65,494)	1.11
Balance at June 30, 2007	1,059,456	$3.34

As of June 30, 2007, there was $2,181,154 of total unrecognized compensation cost related to nonvested stock options, of which $424,545 will be recognized during the remainder of fiscal 2007 and the remainder through the second quarter of fiscal year 2011.

Note 8. Legal Proceedings

On February 5, 2007, Tellis Software, Inc. (“Tellis”) filed a Complaint against PokerTek and Lou White, the Company’s Chief Executive Officer, in the United States District Court for the Southern District of Texas. The Complaint alleges that PokerTek breached a Software Development Agreement (the “Development Agreement”), that PokerTek and Mr. White committed fraud in connection with the Development Agreement, and that PokerTek has been unjustly enriched and/or that Tellis is entitled to a quantum meruit recovery. As to all counts, Tellis seeks damages that it alleges are equivalent to a 2% equity interest in PokerTek and bonuses that could eventually total $730,000, plus attorneys’ fees, costs, and interest. For the fraud count, Tellis also seeks unspecified exemplary damages. On March 27, 2007, PokerTek and Mr. White filed a motion to dismiss the entire case for lack of personal jurisdiction or, alternatively, a transfer of venue to the United States District Court for the Western District of North Carolina.

On April 1, 2007, Tellis filed its First Amended Complaint, adding the Company’s President, James Crawford, as an individual defendant, alleging that a Tellis employee was the rightful inventor of one of PokerTek’s pending patent applications, that Mr. Crawford committed fraud in connection with the filing of that patent application, and that Mr. Crawford and Mr. White converted software developed by Tellis that forms the basis of the patent application. All parties have subsequently filed additional motions relating to PokerTek’s March 2007 motion to dismiss. As of August 13, 2007, the Court has not ruled on the motion.

PokerTek, Mr. Crawford and Mr. White believe they have meritorious defenses to all claims that have been asserted by Tellis.

Note 9. Related Party Transactions

In January 2005, the Company entered into an indemnification agreement with the Chairman of the Company’s Board of Directors, Lyle Berman, which provides for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by Mr. Berman in any action or proceeding.

In January 2006, the Company entered into an international distribution rights agreement with Aristocrat International Pty. Limited and its affiliates. Aristocrat International Pty. Limited is a wholly owned subsidiary and affiliate of Aristocrat Leisure Limited, a leading global provider of gaming solutions that focuses primarily on video slot machines, progressive systems and casino management systems. The distribution agreement provides Aristocrat with the sole and exclusive right to globally (excluding the United States and Canada) distribute, market, enter into license agreements and, under certain circumstances, manufacture our PokerPro system, in return for Aristocrat’s payment to us of a portion of the license fees received by Aristocrat from each customer in connection with Aristocrat’s licensing of the PokerPro system. Aristocrat also purchased our common stock during 2006, and as of June 30, 2007 owns approximately 17% of our common stock. For the three months ended June 30, 2007 and 2006, we recorded $92,005 and $0 of license fees, respectively, and $302,743 and $181,072 of equipment sales, respectively. For the six months ended June 30, 2007 and 2006, we recorded $173,281 and $0 of license fees, respectively, and $374,126 and $292,560 of equipment sales, respectively. At June 30, 2007, Aristocrat owed the Company $280,509.

In September 2006, an entity owned and controlled by the Company’s Chief Executive Officer and President purchased one of the buildings in which the Company leases one of its two spaces. During February 2007, the entity purchased the other building in which the Company leases space. The initial terms were negotiated at arms’ length and the terms of the Company’s existing leases were not modified upon this change in building ownership. Rent expense recorded for the leased space for the three and six months ended June 30, 2007 was $35,978 and $70,367, respectively, of which $42,900 and $80,200, respectively, was paid to the related party. The amount paid is slightly higher than the expense because a portion of our rent expense is allocated to inventory.

In August 2007, the Company installed 19 PokerPro tables at the Four Winds Casino Resort. Lakes Entertainment, Inc. developed and manages the property. Lyle Berman, the Chairman of the Company’s Board of Directors, is Chairman and Chief Executive Officer of Lakes Entertainment. Mr. Berman and Lakes Entertainment did not receive any direct compensation from the Company.

Note 10. Subsequent Events

On August 2, 2007, the Company announced that Four Winds Casino Resort, in New Buffalo, Michigan, opened the world’s largest automated poker room running exclusively on PokerTek poker tables. The Four Winds Poker Room features fifteen PokerPro 10-seat tables and four PokerPro Heads-Up tables.

On August 6, 2007, the Company announced the installation of five PokerPro tables in the Galaxy StarWorld Hotel and Casino in Macau, the world’s largest gaming market. The installations were performed by Aristocrat, PokerTek’s international distribution partner, and include four PokerPro 10-seat tables and one PokerPro Heads-Up table.

Note 11. Segment Information

The Company has identified one business segment for reporting purposes: Manufacturing and Distributing PokerPro Systems.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management's current judgment and expectations, our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of our products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by governmental authorities, competitive pressures and general economic conditions, and our financial condition. These and other risks and uncertainties are described in more detail in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission and supplemented herein. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission that discuss other factors germane to our business.

Specific factors that may cause actual results to differ from our expectations or that may affect the value of our common stock include, but are not limited to:

•	our lack of operating history;

•	the market’s failure to accept the PokerPro system or the Heads-Up Challenge product;

•	our inability to obtain regulatory approval for use of the PokerPro system in casinos or card clubs;

•	claims that our technology infringes the intellectual property of others;

•	our inability to compete successfully with current or future competitors within the gaming and/or amusement industries;

•	product liability claims regarding the PokerPro system or the Heads-Up Challenge product;

•	our inability to retain our key employees;

•	the termination or impairment of our relationships with key manufacturers or suppliers; and

•	a decline in general economic conditions or an adverse change in the political or social climate regarding gaming in general and poker specifically.

Other factors that could cause actual results to differ from those expressed or implied by the forward-looking statements in this prospectus are more fully described in the “Risk Factors” section and elsewhere in this prospectus. Any forward-looking statements in this prospectus or in any of the documents that we file or have filed with the SEC that are incorporated herein by reference, however, represent our views only as of the respective dates of those documents and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, whether as a result of new information, future events or otherwise, we specifically disclaim any obligation to do so, except as required by applicable law.

Overview

We were formed to develop and market the PokerPro® system, an electronic poker table that provides a fully-automated poker-room environment, to tribal casinos, commercial casinos, cruise ships and card clubs. Our first product was a 10-seated table developed in 2003, and in November 2006 we introduced PokerPro® Heads-Up™, our 2-seated product. We refer generally to the PokerPro system and the PokerPro Heads-Up as our gaming products. In June 2007 we introduced Heads-Up Challenge™, an innovative new heads-up poker table that enables two players to compete against each other in a game of Texas Hold’em poker for entertainment purposes. This marks our first venture into the amusement category. Poker is one of several card games in which two or more players strategically bet against each other. Many casinos and “card clubs” operate poker rooms that typically consist of tables at which up to 10 players play any of several types of poker against the other players at the table. A dealer employed by the casino or card club is responsible for dealing cards, calculating bets, collecting the “rake”, which is the amount the casino or card club charges for each hand of poker, and distributing payouts. Unlike most other games played at a casino, where the casino may win the full amount of a player’s bet, the casino or card club’s revenue from the poker room is limited to the rake.

Executive Summary - Significant events for the three months ended June 30, 2007

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

On April 23, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among PokerTek, Magnetar Capital Master Fund, Ltd., Janus Venture Fund (a series of Janus Investment Fund), Janus US Venture Fund (a series of Janus Capital Funds Plc), Small Cap Growth Portfolio (a series of Ohio National Fund Inc.), SRB Greenway Capital (QP), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P. (together, the “Investors”). Pursuant to the Purchase Agreement, we issued and sold an aggregate of 1,444,444 shares of our common stock, no par value per share (the “Common Stock”) in a private placement to the Investors for a purchase price of $9.00 per share (the “Private Placement”). As part of the Private Placement, we also issued each Investor a warrant (together, the “Warrants”) to acquire additional shares of Common Stock (the “Warrant Shares”). The Warrants, which expire on April 26, 2012, are currently convertible into an aggregate of 439,541 Warrant Shares at an exercise price of $10.80 per Warrant Share.

To comply with certain rules and regulations of the NASDAQ Stock Market LLC (“NASDAQ”) relating to the maximum number of shares issuable in a transaction without obtaining shareholder approval, the initial number of Warrant Shares issuable is 439,541 and the Warrants contain additional provisions limiting the issuance of Warrant Shares to avoid exceeding the limits imposed by such rules and regulations. The Company has agreed to seek shareholder approval to increase the number of Warrant Shares issuable to 505,555 and to allow issuances above the limits imposed by NASDAQ rules and regulations if certain anti-dilution provisions in the Warrants are triggered.

The Private Placement, which was completed on April 26, 2007, resulted in gross proceeds to us of approximately $13 million and net proceeds of approximately $12.5 million us after fees and expenses associated with the Private Placement, including a cash placement agent fee. The $9.00 per share purchase price was negotiated as an 8.5% discount from the average closing price of the Common Stock for the 30 consecutive trading day period prior to our execution of a letter of intent with respect to the Private Placement with one of the Investors. Pursuant to the Purchase Agreement, the exercise price for the Warrant Shares was negotiated to be 120% of the $9.00 per share purchase price for the Common Stock.

Concurrently with the execution of the Purchase Agreement, we entered into a Registration Rights Agreement with the Investors (the “Rights Agreement”). Pursuant to the Rights Agreement, we are required to file a registration statement under the Securities Act of 1933, as amended, covering the resale of the Common Stock and the Warrant Shares (the “Registration Statement”). We will pay all expenses incurred in connection with the filing of the Registration Statement.

On June 13, 2007, we announced the launch of a new product, the “Heads-Up Challenge™ World Series of Poker® Edition.” The Heads-Up Challenge is a coin- or cash-operated arcade-style electronic amusement device that allows two people to compete directly against one another in a game of Texas Hold’em poker. The Heads-Up Challenge is designed solely for entertainment purposes, unlike the PokerPro system, which is a regulated gaming device.  The Heads-Up Challenge product will allow us to enter a new, non-gaming market.

We anticipate placing Heads-Up Challenge units in appropriate bars and restaurants around the world. We are leveraging our existing partnership with Harrah’s License Company, LLC to co-brand this new product with the World Series of Poker® logo and brand.

We expect that most of the sales of Heads-Up Challenge will be made indirectly through amusement and video game distributors. We will seek to secure distribution relationships with various amusement and video game distributors and have already entered into a number of distribution relationships with domestic distributors. We are pursuing similar distribution arrangements with other distributors throughout the United States and abroad. We expect that our distributors will have primary responsibility for support of Heads-Up Challenge units after delivery.

 Recent Events

On August 2, 2007, we announced that Four Winds Casino Resort, in New Buffalo, Michigan, opened the world’s largest automated poker room running exclusively on PokerTek poker tables. The Four Winds Poker Room features fifteen PokerPro 10-seat tables and four PokerPro Heads-Up tables.

On August 6, 2007, we announced the installation of five PokerPro tables in the Galaxy StarWorld Hotel and Casino in Macau, the world’s largest gaming market. The installations were performed by Aristocrat, PokerTek’s international distribution partner, and include four PokerPro 10-seat tables and one PokerPro Heads-Up table.

Results of Operations for the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues. Revenues increased from $314,264 during the three months ended June 30, 2006 to $915,696 for the three months ended June 30, 2007. The increase in license fees related to our ongoing expansion of our customer base, including cruise ships, international casinos (through Aristocrat International Pty. Limited and its affiliates, our international distributor), and domestic casinos. The increase in equipment sales of the PokerPro system was related primarily to sales to Aristocrat for its use in international casinos, and for demonstrations to licensing bodies and potential customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased from $1,517,816 during the three months ended June 30, 2006 to $2,060,840 for the three months ended June 30, 2007. This increase was primarily the result of an increase of $261,888 related to the addition of personnel and infrastructure to support our growth strategy; an increase of $249,253 related to expenses for sales efforts and to regulatory bodies; and an increase of $80,543 related to legal and professional fees.

Research and Development Expenses. Research and development expenses (“R&D”) increased from $910,662 for the three months ended June 30, 2006 to $1,122,791 for the three months ended June 30, 2007. The increase was primarily the result of an increase in R&D related to our Heads-Up Challenge product.

Depreciation. Depreciation increased from $152,007 for the three months ended June 30, 2006 to $467,443 for the three months ended June 30, 2007. The depreciation primarily relates to the PokerPro systems we have installed from our inception through June 30, 2007.

Net Interest Income. Net interest income decreased from $206,849 for the three months ended June 30, 2006 to $168,422 for the three months ended June 30, 2007. The interest income relates to the interest earned from our cash and cash equivalents, which has been decreasing as we fund our operations.

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenues. Revenues increased from $786,780 during the six months ended June 30, 2006 to $1,507,272 for the six months ended June 30, 2007. The increase in license fees related to our ongoing expansion of our customer base, including cruise ships, international casinos (through Aristocrat International Pty. Limited and its affiliates, our international distributor), and domestic casinos. The increase in equipment sales of the PokerPro system was related primarily to sales to Aristocrat for its use in international casinos, and for demonstrations to licensing bodies and potential customers.

Selling, General and Administrative Expenses. SG&A increased from $2,510,392 during the six months ended June 30, 2006 to $3,923,543 for the six months ended June 30, 2007. This increase was primarily the result of an increase of $720,353 related to the addition of personnel and infrastructure to support our growth strategy; an increase of $471,811 related to expenses for sales efforts and fees to regulatory bodies; an increase of $66,736 related to advertising and marketing the PokerPro system; and an increase of $100,668 related to legal and professional fees.

Research and Development Expenses. R&D increased slightly from $1,951,421 for the six months ended June 30, 2006 to $2,130,079 for the six months ended June 30, 2007. The increase was primarily the result of an increase in R&D related to our Heads-Up Challenge product.

Depreciation. Depreciation increased from $267,930 for the six months ended June 30, 2006 to $833,251 for the six months ended June 30, 2007. The depreciation primarily relates to the PokerPro systems we have installed during the period from our inception through June 30, 2007.

Net Interest Income. Net interest income decreased from $402,544 for the six months ended June 30, 2006 to $259,254 for the six months ended June 30, 2007. The interest income relates to the interest earned from our cash and cash equivalents, which has been decreasing as we fund our operations.

Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans from our principals and from issuances of our common stock. As of October 12, 2005, we repaid all loans from our principals and have not entered into any additional loans with our principals.

On April 23, 2007, we entered into a Securities Purchase Agreement, in which we issued and sold an aggregate of 1,444,444 shares of our common stock in a private placement to certain investors for a purchase price of $9.00 per share. The private placement, which was completed on April 26, 2007, resulted in gross proceeds to the Company of approximately $13 million and net proceeds of approximately $12.5 million after fees and expenses associated with the private placement, including a cash placement agent fee. For further details of this transaction, see the “Executive Summary” section of this Item 2 and Note 7 to our financial statements contained in this quarterly report on Form 10-Q.

For the six months ended June 30, 2007, we incurred a net loss of $5,437,799 and used $4,855,761 of cash in operating activities. At June 30, 2007, we had an accumulated deficit of $19,274,873. The generation of cash flow sufficient to meet our cash needs depends on the continued development of the PokerPro system and obtaining the regulatory approvals required to license it and successfully market it to tribal casinos, card clubs and commercial casinos.

We anticipate our cash requirements to be approximately $700,000 to $900,000 per month as a result of our expected growth and the need to manufacture PokerPro systems to meet anticipated demand through the end of fiscal year 2007.

Based on our cash flow projections, we expect that the proceeds from our initial public offering in October 2005, the private placement in April 2007 and anticipated revenues will be sufficient to support our operations into fiscal year 2008. If sales of the PokerPro system do not meet our projections or our expenses exceed our expectations, then we may need to raise additional funds through additional public or private offerings of our securities, through a sale/leaseback arrangement or through a credit facility.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in our Annual Report on Form 10-K for the year ended December 31, 2006. During the first six months of fiscal 2007, there were no material changes outside the ordinary course of business in the company’s contractual obligations or the estimated timing of the future cash payments.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2006. During the first six months of fiscal 2007, there were no material changes to the accounting policies and assumptions previously disclosed.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value that are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. The Company is currently evaluating whether to elect the option provided for in this standard.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a−15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

As a part of our normal operations, we regularly update and enhance our internal control over financial reporting processes and procedures as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any changes to our internal control over financial reporting processes and procedures that occurred during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 5, 2007, Tellis Software, Inc. (“Tellis”) filed a Complaint against PokerTek and Lou White, the Company’s Chief Executive Officer, in the United States District Court for the Southern District of Texas. The Complaint alleges that PokerTek breached a Software Development Agreement (the “Development Agreement”), that PokerTek and Mr. White committed fraud in connection with the Development Agreement, and that PokerTek has been unjustly enriched and/or that Tellis is entitled to a quantum meruit recovery. As to all counts, Tellis seeks damages that it alleges are equivalent to a 2% equity interest in PokerTek and bonuses that could eventually total $730,000, plus attorneys’ fees, costs, and interest. For the fraud count, Tellis also seeks unspecified exemplary damages. On March 27, 2007, PokerTek and Mr. White filed a motion to dismiss the entire case for lack of personal jurisdiction or, alternatively, a transfer of venue to the United States District Court for the Western District of North Carolina.

On April 1, 2007, Tellis filed its First Amended Complaint, adding the Company’s President, James Crawford, as an individual defendant, alleging that a Tellis employee was the rightful inventor of one of PokerTek’s pending patent applications, that Mr. Crawford committed fraud in connection with the filing of that patent application, and that Mr. Crawford and Mr. White converted software developed by Tellis that forms the basis of the patent application. All parties have subsequently filed additional motions relating to PokerTek’s March 2007 motion to dismiss. As of August 13, 2007, the Court has not ruled on the motion.

PokerTek, Mr. Crawford and Mr. White believe they have meritorious defenses to all claims that have been asserted by Tellis.

Item 1A. Risk Factors.

The Company is subject to a variety of risks, including component supply risk, reliance on supply chain, competition, political and economic risks, business risks, risks that operating results and net earnings may not meet expectations, regulatory risks, acquisition risks, protection of intellectual property, product liability and other litigation risks, marketing distributor relationships and natural disasters. These risk factors, among others, are discussed in detail below.

We have a limited operating history on which to evaluate our business.

We are a company that has only recently begun to receive operating revenue and our management has limited experience in our market. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development and possible cost overruns. In addition, our gaming products have not yet been introduced to the market on a wide scale and our non-gaming product, the Heads-Up Challenge, was only recently announced. Although we have completed development of the initial version of the PokerPro system, we are still in the process of developing and testing the software that will allow additional poker games to be played on the PokerPro system and enhancing the PokerPro system’s player tracking and accounting system. We cannot ensure that any of our products will ever produce a significant amount of revenue.

We have minimal operating revenue to date and a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We have experienced operating losses for each quarterly and annual period since our inception in August 2003. We experienced net losses of $9,145,718 for the year ended December 31, 2006 and $3,700,544 for the year ended December 31, 2005. As of June 30, 2007, we had an accumulated deficit of $19,274,873. To implement our business plan and generate revenue from other sources, we must obtain necessary regulatory approvals in many additional jurisdictions. The timing of our revenue generation will be driven in part by our receipt of such approvals in additional jurisdictions and entry into definitive agreements with customers in those jurisdictions. We anticipate that we will incur increased expenses, losses and cash flow deficits as we seek regulatory approval for our PokerPro system and market both it and the Heads-Up Challenge product in various jurisdictions. We may not receive further regulatory approvals. For the reasons discussed above and elsewhere in this report, it is possible that we may not generate significant revenues or profits in the foreseeable future or at all. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business and the market price of our common stock and may require us to raise additional capital, which may not be available on terms acceptable to us or at all.

Our success depends primarily on the PokerPro system achieving and maintaining widespread acceptance by casinos and poker players.

Our success will depend to a large extent on broad market acceptance of the PokerPro system among casinos and poker players. Even if we demonstrate the effectiveness of the PokerPro system and our business model, casinos and poker players may still not use the PokerPro system for a number of other reasons, including preference for live dealers, mistrust of technology and perceived lack of reliability. We believe that the acceptance of the PokerPro system by casinos and poker players will depend on at least the following factors:

•	our ability to demonstrate the PokerPro system’s economic and other benefits to casinos;
•	players becoming comfortable with using the PokerPro system; and
•	the reliability of the hardware and software comprising the PokerPro system.

Initially, we intend to enter into relatively short-term agreements with our customers under which we will license the software associated with the PokerPro system. If and when market acceptance of the PokerPro system has been established, we intend to negotiate longer-term agreements with our customers and may sell components to customers rather than license them. However, if the PokerPro system fails to achieve market acceptance quickly, our customers may not renew such agreements, which would reduce our net revenue and impede our efforts to market the PokerPro system.

If it is determined that the PokerPro system is not a Class II gaming device, such a determination will have a material adverse effect on our ability to operate our business.

The operation of gaming devices is highly regulated. Gaming devices are regulated at the federal level by the Federal Gambling Devices Act of 1962, which we refer to as the Johnson Act. Gaming on Native American lands is also governed by the Indian Gaming Regulatory Act of 1988, which we refer to as the IGRA, and the National Indian Gaming Commission, which promulgates regulations to enforce certain aspects of the IGRA and which we refer to as the NIGC. In addition, gaming on tribal lands is governed by specific tribal ordinances and regulations and, in some instances, agreements between Native American tribes and their respective states, referred to under the IGRA as a tribal-state compact.

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

Based on our understanding of classification under the IGRA, we believe that the PokerPro system will qualify as a permissible aid to Class II gaming and that tribal casinos that are located in states where poker is either expressly permitted or not expressly prohibited (so long as poker is being played somewhere in the state) will be legally entitled to use the PokerPro system, provided they otherwise comply with the IGRA, NIGC regulations and any applicable tribal regulations.

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

It is possible that a court decision or a formal NIGC opinion may determine that the PokerPro system is not a form of Class II gaming, but instead a form of Class III gaming. Class III gaming is only permitted in tribal casinos where the tribe and the state in which the tribe is located have entered into a tribal-state compact that permits such gaming. Far fewer tribal casinos are allowed to engage in Class III gaming compared to Class II gaming. Therefore, if the PokerPro system is classified as a Class III gaming device, it would have a material adverse effect on our business plan and other severe consequences, as any tribal casino using the PokerPro system that was not covered by an appropriate tribal-state compact would be engaged in illegal gambling.

If we fail to obtain or maintain gaming licenses and regulatory approvals, we will be unable to operate our primary business and license or sell our gaming products.

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

Obtaining requisite approvals is a time-consuming and costly process and cannot be assured. Although a manufacturer of gaming devices may pursue entity regulatory approval with regulators of tribal casinos at the same time that it pursues regulatory approval for its gaming devices, many states that license commercial casinos require that a manufacturer obtain entity regulatory approval before seeking approval for its gaming devices. In addition, because the PokerPro system is an innovative product, we expect that some regulatory authorities will be uncertain as to how to classify it. We expect that this uncertainty will result in additional time and expense associated with obtaining necessary regulatory approvals. Even after incurring significant time and expense seeking such regulatory approvals, we may not be able to obtain them.

We have received approval to conduct business as a company in California, Connecticut, Nevada, Michigan, Arkansas, New Jersey, Louisiana, Mississippi, British Columbia, and various tribal gaming jurisdictions. Our current registrations and any other registrations, licenses, approvals or findings of suitability that we may obtain may be revoked, suspended or conditioned. The revocation or denial of a license in a particular jurisdiction means that we cannot distribute the PokerPro system in that jurisdiction, and could adversely affect our ability to obtain or maintain licenses in other jurisdictions.

Gaming devices are regulated at the federal level by the Johnson Act. We believe the Johnson Act does not apply to the use of the PokerPro system by tribal casinos because several court decisions have held that electronic aids to permitted Class II gaming devices under the IGRA are not prohibited by the Johnson Act. However, there is no guarantee that our belief is correct. These court decisions have focused on the use by tribal casinos of electronic aids to bingo. We are not aware of any court or regulatory body that has considered how the Johnson Act applies to the PokerPro system or any other form of electronic poker table. While we believe the PokerPro system to be outside the scope of the Johnson Act, we have filed under the Johnson Act and expect to maintain the required documentation under the Johnson Act to attempt to avoid any possible rulings prohibiting the installation of the PokerPro system. The Department of Justice, the primary law enforcement entity responsible for enforcing the Johnson Act, has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act. It is possible that the Department of Justice may institute criminal and civil proceedings against us and that a court may rule that the Johnson Act prohibits the use of the PokerPro system by tribal casinos unless the tribe and state have entered into an appropriate tribal-state compact. Any such proceedings could interfere with our ability to obtain regulatory approvals in other jurisdictions.

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

Gaming authorities in multiple jurisdictions have determined that certain of our executive officers, key employees, directors and significant shareholders are suitable. The inability of an executive officer, key employee, director or significant shareholder to obtain a determination of suitability in a jurisdiction may adversely affect the sale of our gaming products in that jurisdiction.

Gaming authorities in some jurisdictions may investigate any individual who has a material relationship with us and any of our shareholders to determine whether the individual or shareholder is suitable to those gaming authorities. Certain of our executive officers, key employees, directors and significant shareholders have been found suitable in multiple jurisdictions by various gaming authorities. If a gaming authority in any jurisdiction fails to find any of our executive officers, key employees, directors or significant shareholders suitable, we may be prohibited from leasing, licensing or selling our gaming products in that jurisdiction.

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

Gehrig H. “Lou” White, our Chief Executive Officer, a director and beneficial owner of approximately 20% of our common stock, has disclosed in applications for the determination of suitability filed with gaming authorities that the IRS has recently completed an examination of his 2000 and 2001 federal individual income tax returns. The IRS previously issued an examination report showing a proposed income tax deficiency for Mr. White’s 2000 federal income tax return of $410,215 (plus additional interest and penalties attributable to that underpayment of tax) based on a disallowance of certain deductions for charitable contributions that Mr. White made to a foundation he established and mortgage interest that Mr. White paid to Legacy Capital, LLC, an affiliate of Merrill Scott. Merrill Scott is an investment advisor that was placed under receivership in 2002 by the SEC for violations of a variety of federal securities laws in connection with fraud and misappropriations of client funds by the firm through a scheme in which it obtained funds from its clients seeking above-market returns and other benefits. Mr. White is currently appealing the IRS’s proposed income tax deficiency. The IRS examination of Mr. White’s 2001 federal tax return resulted in the issuance of a notice of deficiency for additional income tax in the amount of $75,445 (plus additional interest and penalties attributable to that underpayment of tax). In his original 2001 federal tax return, Mr. White claimed deductions relating to a partnership investment he made after receiving advice from a law firm. The law firm subsequently informed Mr. White that the IRS had challenged the tax treatment of the investment structure and that he should file an amended return. Mr. White then filed an amended federal income tax return for 2001 eliminating the deductions relating to the partnership investment. He also paid the federal income taxes resulting from the elimination of such deductions. The IRS notice of deficiency assessed additional income taxes as the result of disallowing deductions for tax advice in connection with the partnership investment transaction and an accuracy penalty in connection with the losses claimed with respect to that investment. These amounts have been paid, which completes the audit process for Mr. White’s 2001 return. Due to the broad discretionary powers of gaming authorities, it is unknown what effect the IRS examinations of Mr. White’s federal income tax returns may have on Mr. White’s applications for a determination of suitability.

If any of our executive officers, certain key employees, directors or significant shareholders is not found suitable in a jurisdiction requiring a finding of suitability, we would be prevented from leasing, licensing or selling our gaming products in that jurisdiction as long as the individual or entity in question remained an officer, key employee, director or a significant shareholder. Such an occurrence would likely delay introduction of our gaming products into such jurisdiction or prevent us from introducing our gaming products in such jurisdiction altogether. Depending on how material such jurisdiction is to our plan of operations, failure to obtain such findings of suitability could have a material adverse effect on our results of operations. In addition, a finding that one of our executive officers, certain key employees, directors or significant shareholders is not suitable in any jurisdiction may hinder our ability to obtain necessary regulatory approvals in other jurisdictions. Conversely, however, a finding of suitability by one or more gaming authorities does not ensure that similar suitability determinations will be obtained from any other gaming authorities.

Although we have the ability to terminate the employment of an executive officer or key employee in the event that such executive officer or key employee fails to be found suitable, such termination would disrupt the management of our company, may trigger severance provisions under certain employment agreements and would likely have an adverse effect on our business and results of operations. In addition, the removal of a director under the provisions of our Amended and Restated Bylaws requires action on the part of our shareholders at a shareholders’ meeting. Our Amended and Restated Articles of Incorporation provide that we may redeem at fair market value any or all shares of our capital stock held by any person or entity whose status as a shareholder, in the opinion of our Board of Directors, jeopardizes the approval, continued existence, or renewal of any federal, state, local or tribal license we hold. However, we may not have the funds available for such a redemption, especially if the shareholder in question holds a significant amount of our common stock. We have not determined what action we would take in such event. We will also be prevented from effecting such a redemption if it would violate North Carolina law.

Because there are few significant barriers to entry to the market for our products, we could face substantial competition, which could reduce our market share and negatively impact our net revenue.

There are a number of companies that offer poker-related entertainment or manufacture and distribute automated gaming machines. Most of these companies have greater financial resources than we do. The costs of entry into the markets for competitive products are low, and there are few significant barriers to entry. The primary barriers to entry with respect to our gaming products, some of which we are still in the process of overcoming, are the establishment of relationships with the owners and operators of casinos and card clubs, the receipt of necessary regulatory approvals and the development of the technology necessary to create an automated poker table. We anticipate that our potential competitors will include manufacturers of gaming devices that have already established such relationships and that have received some, if not all, of the regulatory approvals that would be required to market and sell automated poker tables in our target markets. The primary barriers to entry with respect to our Heads-Up Challenge product, some of which we are still in the process of overcoming, are the establishment of relationships with amusement device distributors and end users and the development of the technology necessary to create an amusement version of an automated poker table. We anticipate that our potential competitors will include manufacturers of amusement devices that have already established relationships with distributors and end users of amusement devices. We believe that most of our competitors in both the gaming and amusement businesses have greater financial resources than we have. Therefore, we anticipate that the barriers to entry discussed above would not pose a significant obstacle for such manufacturers if they sought to compete with us.

Due to the limited barriers to entry, we believe that the early establishment of market share is a key factor in our plan of operations, especially given the finite market for the PokerPro system. If we are unable to obtain significant early market presence or we lose market share to our competitors, it may cause us to reduce the price at which we license or sell the PokerPro system and the Heads-Up Challenge product, which would materially affect our net revenue. There are many companies that could introduce directly competitive products in the short term that also have established industry relationships, the potential to develop technology quickly and greater resources than we have.

We compete primarily in a single industry, and our business would suffer if demand for gaming in general, or poker in particular, decreases.

We expect to derive a substantial portion of our revenues from the leasing, licensing, and sale of the PokerPro system and from providing related maintenance and support services, and the substantial remainder of our revenues from the leasing, licensing and sale of our Heads-Up Challenge amusement game. Although the popularity of poker in particular and gaming in general has recently been growing in the United States and abroad, gaming has historically experienced backlash from various constituencies and communities. Public tastes are unpredictable and subject to change and may be affected by changes in the country’s political and social climate. A change in public tastes or a backlash among certain constituencies or in certain communities could result in reduced popularity of poker or increased regulation of the gaming industry, either of which could significantly reduce demand for the PokerPro system.

Moreover, the market for our core PokerPro system is limited. According to Casino City Press, as of January 31, 2007, there were approximately 6,000 poker tables in the United States and approximately 2,600 poker tables in other countries. Although we believe that this represents a significant opportunity for the PokerPro system, the number of venues in which the PokerPro system can be placed is finite, and the number of jurisdictions in which gaming is legal is limited. Similarly, though the potential market for our Heads-Up Challenge amusement game is broader, it too may face both competitive and regulatory threats that would force us to sell or license the game at lower prices than we intend, or limit our ability to sell the entertainment product in certain markets.

If we fail to protect our intellectual property rights, competitors may be able to use our technology, which could weaken our competitive position, reduce our net revenue and increase our costs.

We believe that our long-term success will depend to a large degree on our ability to protect the proprietary technology that we have developed or acquired or may develop or acquire in the future. We currently have applications for approximately 50 patents pending before the U.S. Patent and Trademark Office that relate to various aspects of our products.  However, patent applications can take many years to issue and we can provide no assurance that any of these patents will be issued. If we are denied any or all of these patents, we may not be able to successfully prevent our competitors from imitating our products or using some or all of the processes that are the subject of such patent applications. Even if our pending patents are issued, our intellectual property rights may not be sufficiently comprehensive to prevent our competitors from developing similar competitive products and technologies. Although we intend to aggressively pursue anyone we reasonably believe is infringing upon our intellectual property rights, initiating and maintaining suits against third parties that may infringe upon our intellectual property rights will require substantial financial resources. We may not have the financial resources to bring such suits and if we do bring such suits, we may not prevail. Regardless of our success in any such actions, we could incur significant expenses in connection with such suits.

Third party claims of infringement against us could adversely affect our ability to market our products and require us to redesign our products or seek licenses from third parties.

We are susceptible to intellectual property lawsuits that could cause us to incur substantial costs, pay substantial damages or prohibit us from distributing one or more of our products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our products may infringe. If any of our products infringe a valid patent, we could be prevented from distributing such product unless and until we can obtain a license or redesign it to avoid infringement. A license may not be available or may require us to pay substantial royalties. We also may not be successful in any attempt to redesign the product to avoid any infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and we may not have the financial and human resources to defend ourselves against any infringement suits that may be brought against us.

For example, on February 5, 2007, Tellis Software, Inc. filed a complaint against us and Lou White, our Chief Executive Officer, in the United States District Court for the Southern District of Texas. The complaint, which was amended on April 1, 2007, alleges that we breached a software development agreement with Tellis Software, that we and Mr. White committed fraud in connection with the software development agreement, that our President, James Crawford, committed fraud in connection with the filing of a patent application, that Mr. Crawford and Mr. White converted software developed by Tellis that forms the basis of the patent application, and that we have been unjustly enriched and/or that Tellis Software is entitled to a quantum meruit recovery. We, Mr. Crawford and Mr. White believe we each have meritorious defenses to all claims that have been asserted by Tellis Software, but there is no assurance that we will be successful in our defense of this or similar lawsuits or that such lawsuits will not have a material adverse effect on our business, financial condition or results of operations.

Defects in, and fraudulent manipulation of, the PokerPro system could reduce our revenue, increase our costs, burden our engineering and marketing resources, involve us in litigation and adversely affect our gaming licenses.

Our success will depend primarily on our ability to avoid, detect and correct software and hardware defects and prevent fraudulent manipulation of the PokerPro system. The PokerPro system is subject to rigorous internal testing, and will be subject to additional testing by regulators in certain gaming jurisdictions. We may not be able to build and maintain products that are free from defects or manipulation and that satisfy these tests. Although we have taken steps to prevent defects and manipulations, the PokerPro system could suffer such defects and manipulation after it has been widely distributed.

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

The use of our products could result in product liability claims that could be expensive and that could damage our reputation and harm our business.

Our business exposes us to the risk of product liability claims. Subject to contractual limitations, we will face financial exposure to product liability claims if our products fail to work properly and cause monetary or physical damage to our customers or end users. In addition, defects in the design or manufacture of our products might require us to recall such products. Although we maintain product liability insurance, the coverage limits of policies available to us may not be adequate to cover future claims. If a successful claim brought against us is in excess or outside of our insurance coverage, we may be forced to divert resources from the development of our products, the pursuit of regulatory approvals and other working capital needs in order to satisfy such claims.

The loss of the services of our Chairman, Chief Executive Officer, President or other key employees, or the failure to attract additional key individuals, would materially adversely affect our business.

Our success depends on the continued services of Lyle Berman, who serves as the Chairman of our Board of Directors. In addition, although they have limited experience in the gaming industry, we believe that due to their leadership in the development of our business, our success also depends on Gehrig H. “Lou” White, who has served as our Chief Executive Officer since our inception, and James T. Crawford, III, who has served in an executive officer capacity since our inception and who currently serves as our President and Secretary. Our success will also depend on retention of other key management executives who have been instrumental in our development thus far, and on our ability to attract and retain employees to complete the development of enhancements to the PokerPro system and the Heads-Up Challenge and to market or arrange for the marketing of these products throughout the United States.

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

We have not entered into an employment agreement or non-competition agreement with either Mr. White or Mr. Crawford. Therefore, either may terminate their employment with us at any time and immediately use certain information and contacts they obtained from their employment with us to compete with our business. The loss of Mr. White, Mr. Crawford or our other senior executives or an inability to attract or retain other key individuals could materially adversely affect us. Growth in our business depends, to a large degree, on our ability to retain and attract such employees. We seek to compensate and incentivize our key executives, as well as other employees, through competitive salaries and stock ownership, but these components of compensation may not be sufficient to allow us to retain key employees or hire new employees.

Our management team’s limited experience in our product markets could increase costs, hamper our marketing strategies and delay our expansion.

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

Although we have not received significant operating revenue to date, we have experienced and expect to continue to experience rapid growth in our headcount and operations, placing significant demands on our operational and financial infrastructure. We intend to increase modestly the number of our employees in the next 12 months to further our research and development and sales efforts and to meet our administrative needs. If we do not effectively manage our growth, our ability to develop and market the PokerPro system and the Heads-Up Challenge product could suffer, which could negatively affect our operating results. To manage our expected growth effectively, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If required improvements are not implemented successfully, our ability to manage our expected growth will be impaired and we may have to make significant additional expenditures to address these issues.

Our success will depend on the reliability and performance of third-party distributors, manufacturers and suppliers.

Although we currently manufacture our products from component parts obtained from third-party suppliers, we expect to ultimately retain third-party manufacturers to complete all phases of manufacturing. Should the selected manufacturers not be able to meet our requirements, we would be significantly hampered from serving our customers and may miss revenue-generating opportunities. We currently obtain the touch screen monitors for the PokerPro system from a single supplier. While changing suppliers for this component is not impossible, doing so would require significant time and effort on the part of our management team and may cause us to miss revenue-generating opportunities until we are able to obtain touch screen monitors from a new supplier. In addition, the supply of the liquid crystal display for the PokerPro system is uncertain and subject to significant backlogs from time to time due to spikes in general demand for such displays. We compete with other companies for the production capacity of third-party suppliers for these displays and for other components. Certain of these competing companies have substantially greater financial and other resources than we have and thus we may be at a competitive disadvantage in seeking to procure production capacity. Our inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of our products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers. We also currently rely on Aristocrat, a third-party distributor, to market and distribute our PokerPro system outside of the United States and Canada. We cannot predict the timing or acceptance of the PokerPro system on a widespread basis at this time. If Aristocrat is unsuccessful in marketing and distributing our product, we may miss revenue-generating opportunities that might have been recognized by another third-party distributor. While changing distributors is not impossible, doing so would require significant time and effort on the part of our management team and may cause us to miss further revenue-generating opportunities.

Similarly, we expect to rely on a network of third-party distributors to market and distribute our Heads-Up Challenge amusement product. We cannot predict the timing or acceptance of the Heads-Up Challenge product on a widespread basis at this time. If those distributors are unsuccessful in marketing and distributing the Heads-Up Challenge product, we may miss revenue-generating opportunities that might have been recognized by different third-party distributors or by direct sales. While changing distributors is not impossible, doing so would require significant time and effort on the part of our management team and may cause us to miss further revenue-generating opportunities. Changing distributors will be made more difficult in those jurisdictions where we have entered into exclusive distribution agreements with third-party distributors.

Our failure to obtain any necessary additional financing would have a material adverse effect on our business.

Although initially we have licensed the components of the PokerPro system to customers, in the future we may sell customers such components. Until such time as we are able to sell such hardware components to our customers, our ability to license the PokerPro system to our customers on a large scale may require us to obtain additional financing necessary for the manufacture of such hardware components. Such financing may not be available on terms that are favorable to us, or at all. Our inability to obtain such financing on terms that allow us to license the PokerPro system profitably would hamper our ability to distribute the PokerPro system on a large scale and may therefore delay our ability to obtain significant market presence as well as market acceptance of the PokerPro system.

In addition, if our revenue is less than we anticipate or if we incur unforeseen expenses, we may need to seek additional equity or debt financing. We may not be able to obtain such additional equity or debt financing when we need it or at all. Even if such financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, sufficient additional financing in the future we may be unable to further develop our products, further protect our intellectual property sufficiently, meet customer demand for our products or withstand adverse operating results. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even terminated and our ability to generate revenues would be negatively affected.

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

The success of our Heads-Up Challenge product is substantially dependent on our ability to maintain and leverage our relationship with Harrah’s License Company.

Our Heads-Up Challenge product is branded with the World Series of Poker brand and logo, which is owned by Harrah’s License Company, LLC and licensed to us for use with this product. The World Series of Poker is a well-known series of annual poker tournaments. We hope to develop business relationships and credibility through our partnership with Harrah’s and our ability to market the Heads-Up Challenge as the “World Series of Poker Edition.” If our relationship with Harrah’s is terminated or impaired, we may not be able to develop such relationships and credibility, which could delay or prevent market acceptance of the Heads-Up Challenge product and otherwise have a material adverse effect on our business.

Pursuant to the registration rights agreement, we may be required to pay liquidated damages to the selling shareholders who purchased shares in the private placement and the amount of such liquidated damages, if any, may adversely affect our results of operations.

In accordance with the restrictive covenants contained in the registration rights agreement, we (i) timely filed the registration statement with the SEC, (ii) caused it to become effective, and (iii) timely filed the final prospectus with the SEC. We are generally expected to maintain effectiveness of the registration statement in accordance with the terms of the registration rights agreement. However, subject to certain allowable grace periods of not more than 15 consecutive days or an aggregate of 45 days in any 365-day period, if we do not maintain the effectiveness of the registration statement, then on every 30-day anniversary of such maintenance failure we will be required to pay to each of the selling shareholders who purchased our shares of common stock in the private placement certain liquidated damages equal to 2% of the aggregate investment amount paid by each such selling shareholder in the private placement until such maintenance failure is cured. No allowable grace period is permitted during the first 30 business days after the registration statement has been declared effective by the SEC. The total amount of liquidated damages payable by us pursuant to such a maintenance failure is capped at an aggregate of $1 million. In addition, partial liquidated damages shall apply on a daily pro-rata basis for any portion of a month prior to the cure of the maintenance failure, and late payments shall bear interest at the rate of 1.0% per month on a pro-rata basis until paid in full. If we are required to pay liquidated damages to any of the selling shareholders, payment of such liquidated damages may adversely affect our results of operations, particularly our earnings results.

Risks Related to Our Common Stock

The concentration of our common stock ownership by our founders will limit your ability to influence corporate matters.

Gehrig H. “Lou” White, James T. Crawford, III and Arthur Lee Lomax together own approximately 37% of our common stock. Messrs. White, Crawford and Lomax therefore have significant influence over our management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that some of our shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. As a result, the market price of our common stock could be adversely affected.

Our Board of Directors’ ability to issue “blank check” preferred stock and any anti-takeover provisions we adopt may depress the value of our common stock.

Our authorized capital includes 5,000,000 shares of “blank check” preferred stock. Our Board of Directors has the power to issue any or all of the shares of such preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking shareholder approval, subject to certain limitations on this power under the listing requirements of The NASDAQ Stock Market LLC. We may, in the future, consider adopting certain other anti-takeover measures. The authority of our Board of Directors to issue “blank check” preferred stock and any future anti-takeover measures we may adopt may in certain circumstances delay, deter or prevent takeover attempts and other changes in control of our company not approved by our Board of Directors. As a result, our shareholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of our common stock and the voting and other rights of our shareholders may also be affected.

The completion of the private placement, as well as any future financing transactions, had and will have a dilutive effect on our existing shareholders and may have other adverse effects on our results of operations.

In April 2007, we completed the private placement of 1,444,444 shares of our common stock in the aggregate to the selling shareholders, as well as warrants that are currently exercisable for an aggregate of 439,541 shares of our common stock and which will increase to 505,555 shares of common stock if approved by our shareholders. This financing resulted in significant dilution to our current shareholders. In the future, we may issue additional equity, debt or convertible securities to raise capital. If we do so, the percentage ownership of PokerTek held by existing shareholders would be further reduced, and existing shareholders may experience significant further dilution. In addition, new investors in PokerTek may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders, such as the warrants and other protections against future dilutive transactions that were obtained by the selling shareholders in the private placement. The perceived risk associated with the sale of a large number of shares, including the recently completed private placement, could cause some of our shareholders to sell their stock, thus causing the price of our common stock to decline. Subsequent sales of our common stock in the open market could also have an adverse effect on the market price of our common stock. If our stock price declines, it may be more difficult or we may be unable to raise additional capital.

There are certain limitations on ownership of five percent or more of our common stock and we will have the right to redeem your shares of common stock if your ownership jeopardizes any regulatory certifications, licenses or approvals we hold.

Our Amended and Restated Articles of Incorporation provide that no person or entity may become the beneficial owner of 5% or more of our outstanding shares of common stock unless such person or entity agrees to provide personal background and financial information to, consent to a background investigation by, and respond to questions from the applicable gaming authorities in any jurisdiction in which we do business or desire to do business. Our Amended and Restated Articles of Incorporation also provides that we may redeem any or all shares of common stock held by any person or entity whose status as a shareholder, in the opinion of our Board of Directors, jeopardizes the approval, continued existence or renewal of any regulatory approval we hold. The amount that we will pay for such redeemed shares will equal the highest closing price of our common stock, as reported on The NASDAQ Global Market or other exchange or quotation service on which our common stock is then listed or quoted, during the 30 days immediately preceding the date on which notice of redemption is given. This provision may force you to sell your shares of common stock before you would choose to do so and may cause you to realize a loss on your investment.

Our common stock price has been volatile. Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable.

Historically, the market price of our common stock has fluctuated significantly. We believe factors such as the market’s acceptance of our products and the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable. During the one year period ending June 30, 2007, the closing price of our common stock as quoted on The NASDAQ Global Market ranged from a low of $8.17 to a high of $15.25.

The exercise of outstanding warrants and options may adversely affect our stock price.

Our stock plans authorize the issuance of stock awards to purchase or acquire up to 2,125,000 shares of our common stock. As of June 30, 2007, options and warrants to purchase 2,434,191 shares of our common stock were outstanding, which includes warrants to purchase 439,541 shares (which will increase to 505,555 shares of common stock if approved by our shareholders) that were issued in connection with the private placement completed in April 2007. These options and warrants are likely to be exercised at a time when the market price for our common stock is higher than the exercise prices of the options and warrants. If holders of these outstanding options and warrants sell the common stock received upon exercise, it may have a negative effect on the market price of our common stock.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 23, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among us, Magnetar Capital Master Fund, Ltd., Janus Venture Fund (a series of Janus Investment Fund), Janus US Venture Fund (a series of Janus Capital Funds Plc), Small Cap Growth Portfolio (a series of Ohio National Fund Inc.), SRB Greenway Capital (QP), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P. (together, the “Investors”). Pursuant to the Purchase Agreement, we issued and sold an aggregate of 1,444,444 shares of our common stock, no par value per share (the “Common Stock”) in a private placement to the Investors for a purchase price of $9.00 per share (the “Private Placement”). The Private Placement was completed on April 26, 2007. As part of the Private Placement, we also issued each Investor a warrant (together, the “Warrants”) to acquire additional shares of Common Stock (the “Warrant Shares”). The Warrants, which expire on April 26, 2012, are currently convertible into an aggregate of 439,541 Warrant Shares at an exercise price of $10.80 per Warrant Share.

To comply with certain rules and regulations of the NASDAQ Stock Market LLC (“NASDAQ”) relating to the maximum number of shares issuable in a transaction without obtaining shareholder approval, the initial number of Warrant Shares issuable is 439,541 and the Warrants contain additional provisions limiting the issuance of Warrant Shares to avoid exceeding the limits imposed by such rules and regulations. The Company has agreed to seek shareholder approval to increase the number of Warrant Shares issuable to 505,555 and to allow issuances above the limits imposed by NASDAQ rules and regulations if certain anti-dilution provisions in the Warrants are triggered.

For further information regarding the Private Placement, please see the Form 8-K filed by PokerTek, including the exhibits thereto, filed with the Securities and Exchange Commission on April 27, 2007.

Use of Proceeds

The SEC declared our registration statement filed on Form S−1 under the Securities Act (File No. 333−127181) effective on October 13, 2005, in connection with the initial public offering of our common stock, no par value per share.

During the quarter ended June 30, 2007, we spent the remainder of the net proceeds of our initial public offering, which consisted of approximately $21,800,000 from the initial offering of 2,000,000 shares and the exercise of the underwriter’s over-allotment option of 225,000 shares. During the quarter, we spent approximately $1,311,000 on capital expenditures (approximately $5,946,000 since the IPO), which consisted almost entirely of the purchase of components for the PokerPro system and related tables, and approximately $2,247,000 on working capital (approximately $15,865,000 since the IPO). All such payments were direct payments to others.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our Annual Shareholders’ Meeting was held on May 23, 2007. At the meeting, our shareholders (i) elected five directors for one-year terms and until their successors are duly elected and qualified or until their prior death, resignation, removal or disqualification or until there is a decrease in the number of directors; (ii) ratified the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007; and (iii) approved the 2007 Stock Incentive Plan.

The following matters were voted upon and approved by the margins indicated:

	Number of Shares
	Voted For	Withheld
1. Election of Directors
Gehrig H. "Lou" White	7,464,434	79,206
Lyle Berman	7,534,668	8,972
James T. Crawford, III	7,472,184	71,456
Joseph J. Lahti	7,533,268	1,445
Arthur Lee Lomax	7,473,184	70,456

	Number of Shares
	Voted For	Voted Against	Abstain
2. Ratification of the selection of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007	7,366,649	9,772	167,219

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non-Vote
3. Approval of the 2007 Stock Incentive Plan	5,067,395	155,960	173,608	2,146,677

Item 6. Exhibits.

Exhibit No.	Description

4.1
Securities Purchase Agreement, dated as of April 23, 2007, by and among PokerTek, Inc. and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the Current Report on Form 8-K filed on April 27, 2007.

4.2	Form of Warrant to Purchase Common Stock, incorporated herein by reference to the Current Report on Form 8-K filed on April 27, 2007.

4.3	Registration Rights Agreement, dated as of April 26, 2007, by and among PokerTek, Inc. and the Buyers listed therein, incorporated herein by reference to the Current Report on Form 8-K filed on April 27, 2007.

10.1
Amendment Two to Option Agreement between PokerTek, Inc. and WPT Enterprises, Inc., dated as of April 23, 2007, incorporated herein by reference to the Current Report on Form 8-K filed on May 14, 2007.

10.2	PokerTek, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8 filed on June 6, 2007 (File No. 333-143552).*

10.3	Form of Employee Incentive Stock Option Agreement for PokerTek, Inc. 2007 Stock Incentive Plan.*

10.4	Form of Employee Nonqualified Stock Option Agreement for PokerTek, Inc. 2007 Stock Incentive Plan.*

10.5	Form of Non-Employee Director Nonqualified Stock Option Agreement for PokerTek, Inc. 2007 Stock Incentive Plan.*

10.6	Form of Independent Contractor Nonqualified Stock Option Agreement for PokerTek, Inc. 2007 Stock Incentive Plan.*

10.7	Form of Restricted Stock Award Agreement for PokerTek, Inc. 2007 Stock Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: August 14, 2007	By: /s/ Gehrig H. White
Gehrig H. White, Chief Executive
Officer (Principal Executive
Officer)

/s/ Christopher Daniels
Christopher Daniels, Chief Financial
Officer (Principal Financial Officer
and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

4.1
Securities Purchase Agreement, dated as of April 23, 2007, by and among PokerTek, Inc. and the investors listed on the Schedule of Buyers attached thereto, incorporated herein by reference to the Current Report on Form 8-K filed on April 27, 2007.

4.2	Form of Warrant to Purchase Common Stock, incorporated herein by reference to the Current Report on Form 8-K filed on April 27, 2007.

4.3	Registration Rights Agreement, dated as of April 26, 2007, by and among PokerTek, Inc. and the Buyers listed therein, incorporated herein by reference to the Current Report on Form 8-K filed on April 27, 2007.

10.1
Amendment Two to Option Agreement between PokerTek, Inc. and WPT Enterprises, Inc., dated as of April 23, 2007, incorporated herein by reference to the Current Report on Form 8-K filed on May 14, 2007.

10.2	PokerTek, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-8 filed on June 6, 2007 (File No. 333-143552).*

10.3	Form of Employee Incentive Stock Option Agreement for PokerTek, Inc. 2007 Stock Incentive Plan.*

10.4	Form of Employee Nonqualified Stock Option Agreement for PokerTek, Inc. 2007 Stock Incentive Plan.*

10.5	Form of Non-Employee Director Nonqualified Stock Option Agreement for PokerTek, Inc. 2007 Stock Incentive Plan.*

10.6	Form of Independent Contractor Nonqualified Stock Option Agreement for PokerTek, Inc. 2007 Stock Incentive Plan.*

10.7	Form of Restricted Stock Award Agreement for PokerTek, Inc. 2007 Stock Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-51572.