Form 10-Q
period 2007-09-30
POKERTEK, INC.
filed 2007-11-14
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

1150 Crews Road, Suite F, Matthews, North Carolina 28105
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

As of October 31, 2007, there were 10,934,464 shares outstanding of the registrant’s common stock.

POKERTEK, INC.
QUARTERLY REPORT ON FORM 10-Q

-i-

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

PokerTek, Inc.
Balance Sheets

	September 30, 2007	December 31, 2006
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$11,102,795	$9,353,501
Trade receivables, net of allowance of $21,062 and $19,301, respectively	505,492	272,389
Prepaid expenses and other assets (Note 2)	168,193	204,217
Inventory (Note 3)	2,137,313	1,900,996
Total current assets	13,913,793	11,731,103

Other Assets
Other assets (Note 2)	388,553	345,638
Property and equipment, net of accumulated depreciation (Note 4)	4,891,805	3,046,056
Total assets	$19,194,151	$15,122,797

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,436,727	$1,003,186

Commitments (Notes 5 and 6)	—	—

Shareholder's Equity (Note 7)
Preferred stock, no par value per share; authorized 5,000,000, none
issued and outstanding	—	—
Common stock, no par value per share; authorized 100,000,000
shares, issued and outstanding 10,934,464 and 9,472,020 at September 30, 2007 and December 31, 2006, respectively	—	—
Additional Paid-in-capital	41,122,253	27,956,685
Accumulated deficit	(23,364,829)	(13,837,074)
Total shareholders’ equity	17,757,424	14,119,611
Total liabilities and shareholders’ equity	$19,194,151	$15,122,797

The accompanying notes are an integral part of these financial statements.

PokerTek, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues:
License Fees	$621,413	$135,424	$1,731,515	$628,602
Product Sales	455,439	104,018	852,609	397,620
Total revenues	1,076,852	239,442	2,584,124	1,026,222

Costs and operating expenses:
Cost of product sales	379,715	98,153	697,167	380,454
Selling, general and administrative	3,257,939	1,596,041	7,181,482	4,106,433
Research and development	1,144,586	872,241	3,274,665	2,823,662
Depreciation	563,477	182,019	1,396,728	449,949
Total costs and operating expenses	5,345,717	2,748,454	12,550,042	7,760,498

Operating loss	(4,268,865)	(2,509,012)	(9,965,918)	(6,734,276)

Non-operating income:
Interest income, net	178,909	192,647	438,163	595,191

Net loss	$(4,089,956)	$(2,316,365)	$(9,527,755)	$(6,139,085)

Net loss per common share - basic and diluted:	$(0.37)	$(0.24)	$(0.92)	$(0.65)

Weighted average common shares outstanding - basic and diluted:	10,920,257	9,472,020	10,304,001	9,471,221

The accompanying notes are an integral part of these financial statements.

PokerTek, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(9,527,755)	$(6,139,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,396,728	449,949
Stock-based compensation expense	588,036	605,144
Provision for uncollectible trade receivables	47,129	—
Changes in assets and liabilities:
Trade receivables	(280,232)	(109,448)
Prepaid expenses and other assets	(6,891)	(114,431)
Inventory	(236,317)	(1,166,958)
Accounts payable and accrued liabilities	433,541	321,533
Net cash used in operating activities	(7,585,761)	(6,153,296)
Cash flows from investing activities
Purchases of property and equipment	(3,242,477)	(1,235,958)
Net cash used in investing activities	(3,242,477)	(1,235,958)
Cash flows from financing activities
Proceeds from common stock options exercised	65,273	—
Proceeds (expenses) from issuance of common stock, net of expenses	12,512,259	(36,672)
Net cash provided by (used in) financing activities	12,577,532	(36,672)
Net change in cash and cash
equivalents	1,749,294	(7,425,926)
Cash and cash equivalents:
Beginning	9,353,501	20,373,900
Ending	$11,102,795	$12,947,974

The accompanying notes are an integral part of these financial statements.

POKERTEK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

Note 1. Nature of Business and Interim Basis of Presentation

Nature of Business. PokerTek, Inc. (“PokerTek” or the “Company”) is engaged in the development, manufacture and marketing of electronic poker-related products for use in the gaming and amusement markets.

The PokerPro® system is an electronic poker table that provides a fully-automated poker-room environment to tribal casinos, commercial casinos, cruise ships and card clubs. The Company’s first product was a 10-seat table developed in 2003. In November 2006, the Company introduced PokerPro® Heads-Up™ as a 2-seat version of the PokerPro® system.

In June 2007, the Company entered the amusement category, introducing Heads-Up Challenge™ World Series of Poker® edition. The Heads-Up Challenge™ World Series of Poker® edition is an innovative heads-up poker table that enables two players to compete against each other in a game of Texas Hold’em poker for entertainment purposes in bars, restaurants and similar venues.

Basis of Presentation.  The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006 and quarterly reports on Form 10-Q filed subsequent to December 31, 2006. The accompanying interim financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in such Annual Report, but have not been audited. In management’s opinion, the financial statements include all adjustments which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The balance sheet data as of December 31, 2006 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Recent accounting pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. The adoption of this standard did not have a material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies previously issued guidance within GAAP related to fair value. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS No. 157 to determine its impact on the financial statements upon adoption.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value that are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity early adopts all of the requirements of SFAS 159. The Company is currently reviewing SFAS No. 159 to determine its impact on the financial statements upon adoption.

Note 2. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following at September 30, 2007 and December 31, 2006:

Prepaid expenses and other assets, current:	September 30, 2007	December 31, 2006
Prepaid expenses	$144,225	$188,590
Interest income receivable	23,968	15,627
Total prepaid expenses and other assets, current	$168,193	$204,217

Other assets, non-current:
Deferred licensing fees, net	$340,753	$342,838
Deposits	47,800	2,800
Total other assets, non-current	$388,553	$345,638

Deferred licensing fees, net consists of license fees paid in advance to various regulatory agencies. When the Company or product receives approval in a jurisdiction, the Company expenses the fee paid over the estimated term of the license. If the Company were to be rejected for approval, all unreturned fees related to that jurisdiction would be expensed in that period.

Note 3. Inventory

Inventory consists of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Raw Materials	$1,421,293	$859,945
Work in process	716,020	1,041,051
Total Inventory	$2,137,313	$1,900,996

Note 4. Property and Equipment

Property and equipment consists of the following at September 30, 2007 and December 31, 2006:

	Estimated Useful life (years)	September 30, 2007	December 31, 2006
PokerPro systems	3	$6,061,364	$2,933,901
Temporarily idle PokerPro systems (a)	3	223,416	431,805
Equipment	5	647,374	407,873
Leasehold improvements	4	182,785	100,875
		7,114,939	3,874,454
Less: accumulated depreciation (a)		(2,223,134)	(828,398)
Property and equipment, net		$4,891,805	$3,046,056

(a)
The systems are ready for customer and regulatory use and will be installed as agreements are signed and scheduling allows. Included in the $2,223,134 and $828,398 accumulated depreciation above is $148,004 and $170,558, respectively, related to the temporarily idle PokerPro systems.

Note 5. Employee Benefit Plan

The Company maintains a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation ranging from 3% to 5%. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company makes a matching contribution equal to 100% on the first 3% of the participants’ elective deferral and 50% on deferral from 3% to 5%. Total expense recorded for the Company’s match for the three months ended September 30, 2007 and September 30, 2006 was $24,817 and $13,032, respectively, and for the nine months ended September 30, 2007 and September 30, 2006 was $76,411 and $31,975, respectively.

Note 6. Commitments and Contingencies

On February 5, 2007, Tellis Software, Inc. (“Tellis”) filed a Complaint against the Company and Lou White, the Company’s Vice Chairman and former Chief Executive Officer, in the United States District Court for the Southern District of Texas. The Complaint alleges that the Company breached a Software Development Agreement (the “Development Agreement”), that the Company and Mr. White committed fraud in connection with the Development Agreement, and that the Company has been unjustly enriched and/or that Tellis is entitled to a quantum meruit recovery. As to all counts, Tellis seeks damages that it alleges are equivalent to a 2% equity interest in the Company and bonuses that could eventually total $730,000, plus attorneys’ fees, costs, and interest. For the fraud count, Tellis also seeks unspecified exemplary damages. On March 27, 2007, the Company and Mr. White filed a motion to dismiss the entire case for lack of personal jurisdiction or, alternatively, a transfer of venue to the United States District Court for the Western District of North Carolina.

On April 1, 2007, Tellis filed its First Amended Complaint, adding the Company’s President, James Crawford, as an individual defendant, alleging that a Tellis employee was the rightful inventor of one of the Company’s pending patent applications, that Mr. Crawford committed fraud in connection with the filing of that patent application, and that Mr. Crawford and Mr. White converted software developed by Tellis that forms the basis of the patent application. On August 10, 2007 the Court granted the Company’s motion to transfer venue to the United Stated District Court for the Western District of North Carolina, where the case is now pending. PokerTek, Mr. Crawford and Mr. White believe they have meritorious defenses to all claims that have been asserted by Tellis.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter.  Based on the status of the Tellis claim and management’s judgment regarding possible outcomes, the Company determined that it was probable that a liability had been incurred as of September 30, 2007 in the amount of approximately $250,000.  This anticipated loss has been reflected in selling, general and administrative expenses in the accompanying Statements of Operations and in accounts payable and accrued liabilities in the accompanying Balance Sheet.

Note 7.Shareholders’ Equity

Common Stock: The following is a schedule of the Company’s common stock issued and outstanding during the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Balance at June 30, 2007 and December 31, 2006, respectively	10,918,964	9,472,020
Securities Purchase Agreement, noted below	—	1,444,444
Employee stock option exercises	15,500	18,000
Balance at September 30, 2007	10,934,464	10,934,464

On April 23, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, Magnetar Capital Master Fund, Ltd., Janus Venture Fund (a series of Janus Investment Fund), Janus US Venture Fund (a series of Janus Capital Funds Plc), Small Cap Growth Portfolio (a series of Ohio National Fund Inc.), SRB Greenway Capital (QP), L.P., SRB Greenway Capital, L.P., and SRB Greenway Offshore Operating Fund, L.P. (together, the “Investors”). Pursuant to the Purchase Agreement, the Company issued and sold an aggregate of 1,444,444 shares of its common stock, no par value per share, in a private placement to the Investors for a purchase price of $9.00 per share (the “Private Placement”). As part of the Private Placement, the Company also issued each Investor a warrant (the “Warrants”) to acquire additional shares of the Company’s common stock (together, the “Warrant Shares”). The Warrants, which expire on April 26, 2012, are currently convertible into an aggregate of 439,541 Warrant Shares at an exercise price of $10.80 per Warrant Share.

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

The Private Placement, which was completed on April 26, 2007, resulted in gross proceeds to the Company of approximately $13 million and net proceeds of approximately $12.5 million after fees and expenses associated with the Private Placement, including a cash placement agent fee. The $9.00 per share purchase price was negotiated as an 8.5% discount from the average closing price of the the Company’s common stock for the 30 consecutive trading day period prior to the Company’s execution of a letter of intent with respect to the Private Placement with one of the Investors. Pursuant to the Purchase Agreement, the exercise price for the Warrant Shares was negotiated to be 120% of the $9.00 per share purchase price for the common stock. The gross proceeds of approximately $13 million were recorded as equity and allocated between the Company’s common stock and Warrants in accordance with SFAS No. 150 and Emerging Issues Task Force No. 00-19. The Company, using the Black-Scholes option pricing model, calculated the fair value of the Warrants to be approximately $4.3 million and allocated the remaining approximately $8.7 million to common stock.

Concurrently with the execution of the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors (the “Rights Agreement”). Pursuant to the Rights Agreement, the Company was required to file a registration statement under the Securities Act of 1933, as amended, covering the resale of the Common Stock and the Warrant Shares (the “Registration Statement”). The Company file the Registration Statement with the SEC on August 1, 2007, and the Registration Statement was declared effective by the SEC on August 10, 2007. The Company paid all expenses incurred in connection with the filing of the Registration Statement. In accordance with the restrictive covenants contained in the Rights Agreement, the Company (i) timely filed the Registration Statement with the SEC, (ii) caused it to become effective, and (iii) timely filed the final prospectus with the SEC. The Company is generally expected to maintain the effectiveness of the Registration Statement in accordance with the terms of the Rights Agreement. However, subject to certain allowable grace periods of not more than 15 consecutive days or an aggregate of 45 days in any 365-day period, if the Company does not maintain the effectiveness of the Registration Statement, then on every 30-day anniversary of such maintenance failure the Company will be required to pay to each of the Investors who purchased the Company’s shares of common stock in the Private Placement certain liquidated damages equal to 2% of the aggregate investment amount paid by each such Investor in the Private Placement until such maintenance failure is cured. The total amount of liquidated damages payable by the Company pursuant to such a maintenance failure is capped at an aggregate of $1 million. In addition, partial liquidated damages shall apply on a daily pro-rata basis for any portion of a month prior to the cure of the maintenance failure, and late payments shall bear interest at the rate of 1.0% per month on a pro-rata basis until paid in full.

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

At September 30, 2007 and December 31, 2006, options to purchase 1,939,400 and 1,600,650 shares of common stock, respectively, had been granted to certain directors, officers, employees and independent contractors of the Company. Options granted under the 2005 and 2007 Plans generally vest over periods ranging from two to four years and expire in ten years. The value of the options granted is being charged to expense over the service period or vesting period, as appropriate. The amount of related expense calculated using the Black-Scholes option pricing model and recognized is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Selling, general, and administrative	$123,725	$114,928	$323,469	$297,827
Research and development	101,230	125,843	264,567	307,317
Total stock-based compensation expense	$224,955	$240,771	$588,036	$605,144

On the date of grant using the Black-Scholes option-pricing model, the following weighted average assumptions were used to estimate the grant-date fair value of the options in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.23%	4.59%	4.49%	4.78%
Expected volatility	45%	30%	45%	30%
Expected dividend yield	0%	0%	0%	0%
Expected life (years)	5.0	5.0	5.0	5.0

A summary of the stock option activity and weighted average exercise price for the nine months ended September 30, 2007 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding at December 31, 2006	1,600,650	$7.25
Granted	552,000	10.73
Exercised	(18,000)	3.70
Forfeited	(195,250)	4.80
Outstanding at September 30, 2007	1,939,400	8.48	8.2	$2,218,062
Exercisable at September 30, 2007	695,550	$6.14	7.7	$2,423,454
Available for grant	154,850

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2007 was $4.34 and $4.89, respectively. The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $4.44 and $4.23, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $108,240 and $113,858, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $46,920 (no options were exercised in the three months ended September 30, 2006). The total fair value of options granted during the three and nine months ended September 30, 2007 was $1,477,770 and $2,699,815, respectively. The total fair value of options granted during the three and nine months ended September 30, 2006 was $814,740 and $2,303,580, respectively.

A summary of the status of nonvested shares as of September 30, 2007, and changes during the nine months ended September 30, 2007 is presented below:

		Weighted Average
Nonvested Shares:	Shares	Grant-Date Fair Value
Balance at December 31, 2006	1,049,496	$2.61
Granted	552,000	4.89
Forfeited	(100,750)	1.33
Vested	(256,896)	2.29
Balance at September 30, 2007	1,243,850	$3.71

As of September 30, 2007, there was $3,133,140 of total unrecognized compensation cost related to nonvested stock options, of which $276,372 will be recognized during the remainder of fiscal 2007 and the remainder through the third quarter of fiscal year 2011.

Note 8. Related Party Transactions

In January 2005, the Company entered into an indemnification agreement with the Chairman of the Company’s Board of Directors, Lyle Berman, which provides for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by Mr. Berman in any action or proceeding.

In January 2006, the Company entered into an international distribution rights agreement with Aristocrat International Pty. Limited and its affiliates (“Aristocrat”). Aristocrat is on of the Company’s largest shareholders and is a wholly owned subsidiary and affiliate of Aristocrat Leisure Limited, a leading global provider of gaming solutions that focuses primarily on video slot machines, progressive systems and casino management systems. The distribution agreement provides Aristocrat with the sole and exclusive right to globally (excluding the United States and Canada) distribute, market, enter into license agreements and, under certain circumstances, manufacture our PokerPro system, in return for Aristocrat’s payment to us of a portion of the license fees received by Aristocrat from each customer in connection with Aristocrat’s licensing of the PokerPro system. As of September 30, 2007, Aristocrat owns approximately 17% of our common stock. For the three months ended September 30, 2007 and 2006, we recorded to Aristocrat $93,670 and $0 of license fees, respectively, and $428,912 and $102,304 of equipment sales, respectively. For the nine months ended September 30, 2007 and 2006, we recorded to Aristocrat $266,951 and $0 of license fees, respectively, and $803,038 and $394,864 of equipment sales, respectively. At September 30, 2007, Aristocrat had an accounts receivable balance of $164,741.

In September 2006, an entity owned and controlled by the Company’s then current Chief Executive Officer and President purchased one of the buildings in which the Company leases one of its two spaces. During February 2007, the entity purchased the other building in which the Company leases space. The initial terms were negotiated at arms’ length and the terms of the Company’s existing leases were not modified upon this change in building ownership. Rent expense recorded for the leased space for the three and nine months ended September 30, 2007 was $45,843 and $116,211, respectively, of which $51,900 and $132,100, respectively, was paid to the related party. Rent expense recorded for the leased space for the three months ended September 30, 2006 was $36,900, of which $11,500 was paid to the related party. The amount paid is slightly higher than the expense recognized in the statements of operations because a portion of our rent expense is allocated to inventory. See Note 9 for further information.

In August 2007, the Company installed 19 PokerPro tables at the Four Winds Casino Resort. Lakes Entertainment, Inc. developed and manages the property. Lyle Berman, the Chairman of the Company’s Board of Directors, is Chairman and Chief Executive Officer of Lakes Entertainment. Mr. Berman and Lakes Entertainment did not receive any direct compensation from the Company in connection with this transaction.

Note 9. Subsequent Events

On October 18, 2007, the Company entered into a four year lease with an entity owned and controlled by the Company’s Vice Chairman and President. This is the same entity with which the Company had previously entered into leases for the Company’s existing space. The terms were negotiated at arms’ length and supercede our previous leases.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management's current judgment and expectations, our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of our products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by governmental authorities, competitive pressures and general economic conditions, and our financial condition. These and other risks and uncertainties are described in more detail in our most recent annual report on Form 10-K as well as other reports that we file with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission that discuss other factors germane to our business.

Overview

We are engaged in the development, manufacture and marketing of electronic poker-related products for use in the gaming and amusement markets.

The PokerPro® system is an electronic poker table that provides a fully-automated poker-room environment to tribal casinos, commercial casinos, cruise ships and card clubs. The Company’s first product was a 10-seat table developed in 2003. In November 2006, the Company introduced PokerPro® Heads-Up™ as a 2-seat version of the PokerPro® system. We refer generally to the PokerPro system and the PokerPro Heads-Up as our gaming products.

Poker is one of several card games in which two or more players strategically bet against each other. Many casinos and “card clubs” operate poker rooms that typically consist of tables at which up to 10 players play any of several types of poker against the other players at the table. A dealer employed by the casino or card club is responsible for dealing cards, calculating bets, collecting the “rake,” which is the amount the casino or card club charges for each hand of poker, and distributing payouts. Unlike most other games played at a casino, where the casino may win the full amount of a player’s bet, the casino or card club’s revenue from the poker room is limited to the rake.

Accordingly, poker generally generates lower relative profits for the casino operator than slots and other table games. Our gaming products seek to improve the profitability of poker by enhancing the operator’s revenue opportunities while decreasing the labor burden.

In June 2007, we entered the amusement category by introducing Heads-Up Challenge™ World Series of Poker® edition. The Heads-Up Challenge™ World Series of Poker® edition is an innovative heads-up poker table that enables two players to compete against each other in a game of Texas Hold’em poker for entertainment purposes in bars, restaurants and similar venues.

During the quarter, we made several announcements related to significant customer installations, including our announcement of the world’s largest automated poker room -- running exclusively on PokerTek poker tables - at Four Winds Casino Resort, and the installation of PokerPro tables in the Galaxy StarWorld Hotel and Casino in Macau, the world’s largest gaming market. Those and other installations during the quarter reflect management’s overall belief that our business is heading in a positive direction, about which we are optimistic.

As we have indicated previously, the number of tables installed at any particular location is fluid and may increase or decrease over time. For example, casinos remodel periodically and may expand or contract the amount of floor space allocated to poker. In addition, from time to time certain customers find that they license more tables from us than demand will support in their poker rooms, which itself is affected by factors ranging from seasonality (people tend to travel shorter distances in the winter months) to macroeconomic and competitive factors. In other cases, regulatory changes in a particular jurisdiction may result in a temporary delay or removal of tables. Sometimes, we may elect to redeploy tables to more productive venues maximize our return on investment. Frequently we install tables at new customer sites where we engage in trial periods of varying lengths with customers to satisfy regulatory requirements as well as to test demand, and educate customers. We view these fluctuations to be an expected and normal part of the growth phase of our business and an effective tool for managing the assets of the Company.

Significant Organizational Announcements:

On September 14, 2007, PokerTek, Inc. and Christopher Daniels, the Company’s former Chief Financial Officer, entered into a Severance Agreement and Full and Final Mutual Release (the “Separation Agreement”), pursuant to which Mr. Daniels' employment with the Company ceased effective September 14, 2007. The Separation Agreement was executed in connection with an independent investigation by the Audit Committee of the Company's Board of Directors into use of the Company's corporate credit cards. The Separation Agreement provides that the Company and Mr. Daniels have mutually agreed to terminate his employment relationship with the Company. On October 19, 2007, we announced that Mark Roberson joined the Company as Chief Financial Officer, replacing Mr. Daniels.

On September 17, 2007, Gehrig H. “Lou” White resigned as the Chief Executive Officer and Principal Executive Officer of PokerTek, effective September 24, 2007. Mr. White remains on the Company’s Board of Directors and was appointed to serve as Vice Chairman of the Board, effective September 24, 2007. Mr. White’s resignation was part of a planned succession, transition, allowing for Christopher J.C Halligan, the Company’s former Vice President of Sales and Planning, to be appointed as the Company’s Chief Executive Officer and Principal Executive Officer, effective September 24, 2007.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues. Revenues increased $837,410 or 349.7% to $1,076,852 for the three months ended September 30, 2007 from $239,442 for the three months ended September 30, 2006. License fees increased $485,989 or 358.9% to $621,413 for the three months ended September 30, 2007 from $135,424 for the three months ended September 30, 2006. License fees increased due to the larger number of revenue producing PokerPro systems deployed in cruise ships, international casinos (through Aristocrat International Pty. Limited and its affiliates, our international distributor and a significant shareholder), and domestic casinos. Product sales increased $351,421 or 337.8% to $455,439 for the three months ended September 30, 2007 from $104,018 for the three months ended September 30, 2006. The increase in product sales was related primarily to sales of Pokerpro systems to Aristocrat for its use in international casinos and to a lesser extent for demonstration purposes with licensing bodies and potential customers.

Cost of Product Sales. Cost of product sales increased $281,562 or 286.9% to $379,715 for the three months ended September 30, 2007 from $98,153 during the three months ended September 30, 2006. This increase was primarily the result of increased sales of the PokerPro systems to Aristocrat. Cost of product sales as a percent of product sales decreased from 94.4% for the three months ended September 30, 2006 to 83.4% for the three months ended September 30, 2007, reflecting margin improvements as product sales increased from a relatively low level in the prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SGA”) increased $1,661,898 or 104.1% to $3,257,939 for the three months ended September 30, 2007 from $1,596,041 during the three months ended September 30, 2006. This increase was primarily the result of additional personnel and related expenses of $349,875 incurred to support our growth strategy; an increase of $159,293 related to expenses for marketing efforts, travel and obtaining regulatory approvals; and an increase of $966,953 in legal and professional fees. Legal and professional fees for the three months ended September 30, 2007 were negatively impacted by the independent investigation of matters related to our former Chief Financial Officer, accrual of anticipated costs related to the Tellis lawsuit, and heavier than normal level of patent-related expenses.

Research and Development Expenses. Research and development expenses (“R&D”) increased $272,345 or 31.2% to $1,144,586 for the three months ended September 30, 2007 from $872,241 for the three months ended September 30, 2006. The increase from the prior year was primarily the result of incremental R&D costs related to our Heads-Up Challenge product.

Depreciation. Depreciation increased $381,458 or 209.6% to $563,477 for the three months ended September 30, 2007 from $182,019 for the three months ended September 30, 2006. The increase in depreciation expense is due to the higher installed base of PokerPro systems when compared with the comparable period of the prior year.

Net Interest Income. Net interest income decreased $13,738 or 7.1% to $178,909 for the three months ended September 30, 2007 from $192,647 for the three months ended September 30, 2006. Interest income earned on cash and cash equivalents decreased with modestly lower average invested balances.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues. Revenues increased $1,557,902 or 151.8% to $2,584,124 for the nine months ended September 30, 2007 from $1,026,222 during the nine months ended September 30, 2006. License fees increased $1,102,913 or 175.5% to $1,731,515 for the nine months ended September 30, 2007 from $628,602 during the nine months ended September 30, 2006. License fees increased due to the larger number of revenue producing PokerPro systems deployed in cruise ships, international casinos (through Aristocrat International Pty. Limited and its affiliates, our international distributor and a significant shareholder), and domestic casinos. Product sales increased $454,989 or 114.4% to $852,609 for the three months ended September 30, 2007 from $397,620 for the three months ended September 30, 2006. The increase in product sales was related primarily to sales of Pokerpro systems to Aristocrat for its use in international casinos and to a lesser extent for demonstration purposes with licensing bodies and potential customers.

Cost of Product Sales. Cost of product sales increased $316,713 or 83.2%% to $697,167 for the nine months ended September 30, 2007 from $380,454 during the nine months ended September 30, 2006. This increase was primarily the result increased sales of the Pokerpro systems to Aristocrat. Cost of product sales as a percent of product sales decreased from 95.7% for the nine months ended September 30, 2006 to 81.8% for the nine months ended September 30, 2007, reflecting margin improvements as product sales increased from a relatively low level in the prior year period.

Selling, General and Administrative Expenses. SGA increased $3,075,049 or 74.9% to $7,181,482 for the nine months ended September 30, 2007 from $4,106,433 during the nine months ended September 30, 2006. This increase was primarily the result of additional personnel and related costs of $1,070,227 incurred to support our growth strategy; an increase of $697,840 related to expenses for marketing efforts, travel and obtaining regulatory approvals; and an increase of $1,067,621 related to legal and professional fees. Legal and professional fees for the nine months ended September 30, 2007 were negatively impacted by the independent investigation of matters related to our former Chief Financial Officer, accrual of anticipated costs related to the Tellis lawsuit and heavier than normal level of patent-related expenses.

Research and Development Expenses. R&D increased 451,003 or 16.0% to $3,274,665 for the nine months ended September 30, 2007 from $2,823,662 for the nine months ended September 30, 2006. The increase from the prior year was primarily the result of incremental R&D costs related to our Heads-Up Challenge product

Depreciation. Depreciation increased $946,779 or 210.4% to $1,396,728 for the nine months ended September 30, 2007 from $449,949 for the nine months ended September 30, 2006. The increase in depreciation expense is due to the higher installed base of PokerPro systems when compared with the comparable period of the prior year.

Net Interest Income. Net interest income decreased $157,028 or 26.4% to $438,163 for the nine months ended September 30, 2007 from $595,191 for the nine months ended September 30, 2006. Interest income earned on cash and cash equivalents decreased with modestly lower average invested balances.

Liquidity and Capital Resources

We have incurred operating losses since inception and operating expenses are expected to continue to exceed revenues through the remainder of this calendar year as we continue to invest in growing our installed base of PokerPro systems and commencing sales of the amusement product. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock.

On April 23, 2007, we entered into a Securities Purchase Agreement, in which we issued and sold an aggregate of 1,444,444 shares of our common stock in a private placement to certain investors for a purchase price of $9.00 per share. The private placement, which was completed on April 26, 2007, resulted in gross proceeds to us of approximately $13 million and net proceeds of approximately $12.5 million after fees and expenses associated with the private placement, including a cash placement agent fee. For further details of this transaction, see Note 7 to our financial statements contained in this quarterly report on Form 10-Q.

For the nine months ended September 30, 2007, net cash used in operating activities was $7,585,761, an increase of $1,432,465 from $6,153,296 from the comparable period of 2006. The increase in cash used in operating activities was primarily due to higher operating losses, partially offset by reduced inventory purchases during the period. Net cash used in investing activities increased $2,006,519 to $3,242,477 for the nine months ended September 30, 2007 from $1,235,958 from the comparable period of 2006, primarily due to the increased number of PokerPro systems. Net cash provided by financing activities was $12,577,532 for the nine months ended September 30, 2007, compared to $36,672 net cash used in financing activities for the comparable period of 2006, and was comprised of proceeds from the issuance of common stock in connection with the private placement discussed above and proceeds from employee stock option exercises.

At September 30, 2007, we had an accumulated deficit of $23,364,829 and cash and cash equivalents of $11,102,795. The generation of cash flow sufficient to meet our cash needs depends on the continued development of the PokerPro system and obtaining the regulatory approvals required to license it and successfully market it to tribal casinos, card clubs and commercial casinos. Based on our cash flow projections, we expect that cash on hand and anticipated revenues will be sufficient to support our operations through the remainder of fiscal year 2007 and into fiscal year 2008, however, we may need to raise additional funds through additional public or private offerings of our securities, a sale/leaseback arrangement, a credit facility or other available sources.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities are expected to result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in our Annual Report on Form 10-K for the year ended December 31, 2006. During the first nine months of fiscal 2007, there were no material changes outside the ordinary course of business in our contractual obligations or the estimated timing of the future cash payments related to those obligations.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2006. During the first nine months of fiscal 2007, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions accounted for in accordance with SFAS No. 109. The adoption of this standard did not have a material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies previously issued guidance within GAAP related to fair value. Although SFAS No. 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS No. 157 to determine its impact on the financial statements upon adoption.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value that are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS 159. The Company is currently reviewing SFAS No. 159 to determine its impact on the financial statements upon adoption.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our interest rate risk has not changed significantly from the disclosure in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a−15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We are not currently required to comply with Section 404 (Management’s Annual Report on Internal Control Over Financial Reporting) of the Sarbanes-Oxley Act of 2002 because we are not an “accelerated filer,” as defined by Rule 12b-2 under the Exchange Act. We are in the process of evaluating the internal controls over financial reporting processes and procedures for our financial reporting so that our management can report on these processes and procedures when required to do so.

Changes in internal control over financial reporting

As a part of our normal operations, we regularly update and enhance our internal control over financial reporting processes and procedures as necessary to accommodate any modifications to our business processes or accounting procedures or otherwise. For example, as a result of the previously disclosed matters involving our former Chief Financial Officer, subsequent to September 30, 2007, we made changes to our travel and expense policies and procedures to strengthen controls in that area. Neither that change, nor any changes to our internal control over financial reporting processes and procedures that occurred during the fiscal quarter ended September 30, 2007 materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 1, 2007, Tellis filed its First Amended Complaint, adding PokerTek’s President, James Crawford, as an individual defendant, alleging that a Tellis employee was the rightful inventor of one of PokerTek’s pending patent applications, that Mr. Crawford committed fraud in connection with the filing of that patent application, and that Mr. Crawford and Mr. White converted software developed by Tellis that forms the basis of the patent application. On August 10, 2007, the Court granted PokerTek’s motion to transfer venue to the United Stated District Court for the Western District of North Carolina, where the case is now pending. PokerTek, Mr. Crawford and Mr. White believe they have meritorious defenses to all claims that have been asserted by Tellis.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter.  Based on the status of the Tellis claim and management’s judgment regarding possible outcomes, the Company determined that it was probable that a liability had been incurred as of September 30, 2007 in the amount of approximately $250,000.  This anticipated loss has been reflected in selling, general and administrative expenses in the accompanying Statements of Operations and in accounts payable and accrued liabilities in the accompanying Balance Sheet.

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

POKERTEK, INC.

Date: November 14, 2007
By:  /s/ Christopher J.C. Halligan

Christopher J.C. Halligan, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark D. Roberson

Mark D. Roberson, Chief Financial Officer
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