Form 10-K
period 2007-12-31
POKERTEK, INC.
filed 2008-03-31
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2007 was $59,064,416 based upon the last reported sale price on the NASDAQ Global Market on June 29, 2007.

On March 26, 2008, there were 10,934,464 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of our Proxy Statement for the 2008 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

(i)

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. These forward-looking statements are made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or other comparable words identify forward-looking statements. Our actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related, but not limited to: overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, termination or non-renewal of customer contracts, competitive pressures and general economic conditions and our financial condition. These and other risks and uncertainties are described in more detail under the caption “Risk Factors” in Item 1A of Part I of this annual report on Form 10-K and other reports that we file with the Securities and Exchange Commission. As a result of these risks and uncertainties, the results or events indicated by these forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

Forward-looking statements speak only as of the date they are made and should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, except as required by applicable laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission that discuss other factors germane to our business.

(ii)

PART I

Item 1. Business.

PokerTek, Inc. is engaged in the development, manufacture and marketing of electronic poker-related products for use in the gaming and amusement markets.

We currently have two product lines, PokerPro® gaming products and Heads-Up Challenge™ amusement products. The PokerPro system is an electronic poker table that provides a fully-automated poker-room environment to tribal casinos, commercial casinos, cruise ships and card clubs. The Heads-Up Challenge World Series of Poker® edition is an innovative heads-up amusement device that enables two players to compete against each other in a game of Texas Hold’em poker for entertainment purposes in non-gambling venues such as bars and restaurants.

During 2007, we made several announcements related to significant customer installations, including our announcement of the world’s largest automated poker room - running exclusively on PokerTek poker tables - at Four Winds Casino Resort and the installation of PokerPro tables in the Galaxy StarWorld Hotel and Casino in Macau, the world’s largest gaming market. We also formally unveiled the Heads-Up Challenge amusement product at the World Series of Poker in Las Vegas.

As of December 31, 2007 we had 13 gaming customers at 66 sites in the United States, Canada, Macau, Panama, Germany, Australia, South Africa and several major cruise lines. We work with and support customers in the United States, Canada and cruise line markets, while Aristocrat International Pty. Limited (“Aristocrat”), our international distributor and a significant shareholder, works with and provides support to customers in the remaining markets.

PokerPro Gaming Products

Overview. Poker is one of several card games in which two or more players strategically bet against each other. Many casinos and card clubs operate poker rooms that typically consist of tables at which up to 10 players play any of several types of poker against the other players at the table. A dealer employed by the casino or card club is responsible for dealing cards, calculating bets, distributing payouts and collecting the amount the casino or card club charges as a service fee. Unlike most other games played at a casino, where the casino may win the full amount of a player’s bet, the casino or card club’s revenue from the poker room is limited to a service fee, typically a small amount taken from each pot (the “rake”) or a fixed amount charged at a regular interval. Accordingly, poker typically generates lower relative profits for the casino operator than slot machines and other table games. Our gaming products seek to improve the profitability of poker by enhancing the operator’s revenue opportunities while decreasing their startup and operating costs.

The PokerPro system is an automated poker table with electronic components that allows players to play against one another in a game of poker using electronic cards and chips. We originally introduced a 10-seated table which has the look of a traditional poker table, and in November 2006 introduced a 2-seated version. Each player position has a touch screen monitor to view their cards, chips and other game information. The players use their touch screen monitor to input game decisions such as betting, checking and folding. In the center of the table is an LCD video screen which displays information such as chips bet by each player, total pot or pots and community cards dealt. Electronic cards are dealt to the players by a central server, which is physically separate from the table.

In addition to the table, the PokerPro system comes with a Cashless Wagering System (“CWS”), which creates and maintains player accounts and transacts cash-in and cash-out functions. A player who wants to play on the PokerPro system must first establish an account in the CWS and receive an account card. If a table position is open and available, the player can insert the account card into the PokerPro table and begin playing. If the tables are full, the player can use an automated kiosk to get on a waiting list for the game they want to play. There is a waiting list display which indicates where a player is in the queue and when a position becomes available, directs the player to the appropriate table.

The PokerPro system also has administrative tools which are designed to allow casino management to stop, start and monitor the poker games in progress. They allow management to change the type of poker being played, the betting limits and the number of players required to start a poker game. The administrative tools are also designed to track statistics about game play and specific players, such as the number of games being played per hour and the average pot size of each game.

The PokerPro system currently allows players to play limit and no-limit Texas Hold’em in both ring/cash games, single table and multi-table tournaments. We have successfully tested Omaha, the next most popular variety of casino poker, and we are in the process of designing further improvements to the PokerPro system to allow other varieties of poker to be played. Poker games offered by the PokerPro system are designed to be played in accordance with the same rules that apply to any live poker game, including any applicable pot and wager limitations.

Market Opportunities. The game of poker has been steadily increasing in popularity. We believe we have an innovative product from both the casino and the player perspective and our goal is to capture a significant share of this growing market. The table below presents the number of poker tables in our target markets worldwide (source is the Casino City Press, December 2007). Each market presents varying degrees of opportunity and operates under different regulatory guidelines.

	2007	2006	2005	2004	2003
Commercial Casinos	2,381	2,354	1,722	868	840
Tribal Casinos	2,086	1,989	1,755	1,046	909
Card Clubs	1,351	1,352	1,198	1,028	890
Cruise ships	168	159	-	-	-
Other	766	544	341	269	230
Total Domestic Market	6,752	6,398	5,016	3,211	2,869
Total International Market	2,645	2,619	2,006	1,670	1,302
Total Global Market	9,397	9,017	7,022	4,881	4,171

Domestic Annual Growth	5.5%	27.6%	56.2%	11.9%
International Annual Growth	1.0%	30.6%	20.1%	28.3%

Commercial Casinos. North American commercial casinos have experienced significant growth in poker tables over the past five years. This segment of the market represents a significant market opportunity for us. The American Gaming Association (“AGA”) reported that there were 455 commercial casinos operating in 11 states that offered legalized gaming in 2005. Of the 11 states, Nevada and New Jersey were the largest commercial casino markets in North America in terms of gross gaming revenue with 268 casinos and 12 casinos, respectively.

As of December 31, 2007 we have North American regulatory approval to operate in commercial casinos in 3 of those 11 states, - Arkansas, Michigan and Mississippi. We also have regulatory approval to operate in British Columbia, Québec and West Virginia; and in early 2008, received approvals for field trials in Iowa and Indiana. We have also submitted applications seeking approval for the PokerPro system to the appropriate regulatory bodies in several other jurisdictions, including Louisiana, Nevada and New Jersey. The commercial casino market is highly regulated and approval from the date of initial application for commercial casinos can be up to 24 months or longer.

Tribal Casinos. According to the National Indian Gaming Commission, in 2006, tribal gaming was offered by 226 out of 562 federally recognized tribes conducting gaming at about 419 sites in 28 states.

Initially we launched the PokerPro system in tribal casinos, as the regulatory requirements for manufacturing and distributing gaming machines to tribal casinos were the least burdensome. As of December 31, 2007, we had 42 poker tables installed in tribal casinos in Michigan, California and Connecticut.

Card Clubs. Several states, such as California, Washington, North Dakota, Minnesota and Montana, have card clubs that specialize in poker. California and Washington are the two largest card club markets in terms of revenue. According to Casino City Press (December 2007), California is the largest card club market in the United States, with 66 card clubs operating approximately 1,096 tables. In Washington, there are 72 card clubs operating approximately 255 tables.

As of December 31, 2007, we had 7 poker tables located in card clubs in California.

Cruise Ships. As of December 2007, per the Casino City Press, there are approximately 200 ocean-going cruise ships in the world, of which 169 had casinos.

We have entered into agreements with Carnival Corporation and Royal Caribbean, and successfully completed installations on 100% of the Carnival Cruise Lines fleet during 2007.

International Casinos. We believe that the international market represents a significant opportunity, particularly in Australia, the Far East and Europe.

On January 20, 2006, we entered into an international distribution rights agreement with Aristocrat. Aristocrat is a wholly owned subsidiary and affiliate of Aristocrat Leisure Limited, a leading global provider of gaming solutions that focuses primarily on video slot machines, progressive systems and casino management systems (and a significant shareholder of the Company, owning 16.53% of our common stock at December 31, 2007). The distribution agreement provides Aristocrat with the sole and exclusive right to globally (excluding the United States and Canada) distribute, market, enter into license agreements and, under certain circumstances, manufacture the PokerPro system.

Competition. The overall market for gaming devices is mature and characterized by numerous competitors that develop and license proprietary table games. We are aware of three other companies offering automated poker products and additional competitive forces could join the market. Potential competitors include established manufacturers of gaming devices that may have widespread brand recognition and substantially greater resources and marketing capabilities than we have. In addition, they may have some of the regulatory approvals required to market and sell automated poker tables in our target markets.

We also compete with gaming supply companies and with other gaming and entertainment products for space on the customers’ floor, as well as for the customers’ capital spending. Some of the larger gaming supply companies with whom we compete are International Game Technology, Progressive Gaming International, Shuffle Master, Inc. and WMS Industries, Inc.

In addition, we compete with internet poker websites and other forms of internet gaming.

Product Supply. We purchase all parts, including hardware components, table game felts, signs and accessories for the PokerPro system from third-party suppliers. We assemble the PokerPro system from such component parts at our facility in Matthews, North Carolina.

We believe that our facilities have sufficient capacity to meet demand and that our sources of supply are adequate. However, we currently obtain the touch screen monitors for the PokerPro system from a single manufacturer. While changing manufacturers for this component is not impossible, doing so would require significant time and effort on the part of our management team, which would divert their attention from other revenue generating activities. In addition, the supply of the liquid crystal display for the PokerPro system has been subject to significant backlogs from time to time due to spikes in demand. Furthermore, we compete with other companies for the production capacity of third-party manufacturers and suppliers for these displays and for other components.

Distribution Method. We distribute our gaming products to North American casinos and cruise ships using our internal sales force. Our account managers are assigned a geographic sales territory and continue to be closely involved with our customers following the deployment of tables to provide advice and manage the overall customer relationship. Aristocrat distributes our gaming products outside of North America.

Heads-Up Challenge Amusement Products

Overview. Heads-Up Challenge is a two-player automated amusement device used in restaurants, bars and similar venues. We first introduced Heads-Up Challenge in July 2007 at the World Series of Poker in Las Vegas, and launched it with our network of distributors and operators in the fourth quarter of 2007.

Players can play no-limit Texas Hold’em heads-up tournaments and compete against one another for bragging rights. Single game or tournament mode, up to 8 players, can be played with traditional poker action and realistic movements and sounds.

We may develop and market other games on the Heads-Up Challenge platform in the future, although we can provide no assurance that additional games will be successful.

Market Opportunities. The market for Heads-Up Challenge includes restaurants, bars and other amusement venues. There are an estimated 225,000 restaurants and bars worldwide and opportunities for other outlets, such as in homes.

Competition. The overall market for coin-in amusement game devices is mature and characterized by numerous competitors. We compete with other popular and more established games, such as Golden Tee and Big Buck Hunter, for a share of the operators’ capital spending. We also compete with other games and activities for floor space in the bar or restaurant.

Product Supply. We purchase our Heads-Up Challenge tables from our contract manufacturer located in Taipei, Taiwan. The units are essentially complete and ready for sale when delivered. Our master distributors in the United States, Australia and the United Kingdom load software, install bill and coin validators and other minor steps to complete the table once received.

We believe that our contract manufacturer has ample capacity to meet demand and that sources of supply are adequate. However, because our supply chain crosses the ocean and we rely on a third party, our ability to meet demand is dependent on our ability to provide accurate production forecasts and manage longer logistical lead times.

Distribution Method. We distribute our amusement products through a network of independent distributors. These distributors are generally given exclusive rights to sell the product within a specified geographic territory (though typically we retain the right to make direct sales where applicable). Within that territory, the distributor would typically sell the product to an operator who would place the product in a restaurant, bar or other venue and be responsible for the operation and maintenance of the unit.

As of December 31, 2007 we have signed arrangements with 14 distributors for the United States, Canada, the United Kingdom and the United States Military. Aristocrat distributes our amusement product in Australia and New Zealand.

We also sell units directly to consumers for home use and may establish direct relationships with larger corporate customers.

Gaming Regulations and Licensing

Regulatory Overview. Generally, the manufacture, sale and use of gambling devices is subject to extensive federal, state, local and tribal regulation. In order to sell and distribute the PokerPro system to our target markets, we must comply with the applicable regulations of each jurisdiction in which we operate.

We normally expect regulatory approval in most jurisdictions to take up to 24 months or longer. Because the PokerPro system represents a relatively new and innovative technology, it is impossible for us to accurately determine how long it will take to obtain required approvals or licenses in any particular jurisdiction. Further, the laws and regulations of the jurisdictions in which we intend to operate are subject to amendment and reinterpretation from time to time, and therefore it is possible that even if the PokerPro system is approved at one time, its use may be restricted, conditioned or prohibited in the future.

Some states prohibit playing poker or gambling in any form. We do not intend to sell or distribute the PokerPro system in these states or to Native American tribes located in these states unless such sales or distribution is specifically authorized by the tribal-state compact, a legally binding agreement between states and tribes.

The following is a brief description of the material regulations that apply to us in the jurisdictions in which we are located or intend to market and sell the PokerPro system.

Federal Regulation. Gaming devices are governed by the Federal Gambling Devices Act of 1962 (the “Johnson Act”). The Johnson Act generally prohibits the transportation of a gambling device from one state to another unless the receiving state has legalized the use of the gambling device. The Johnson Act also requires registration for manufacturers of gaming devices.

Commercial Casinos. States that allow some form of casino-style gambling usually have extensive regulatory requirements that must be met before the PokerPro system can be marketed to commercial casinos located in these states. Generally, each state’s respective gaming commission requires that a license or finding of suitability be issued with respect to PokerTek as an entity, the PokerPro system, or both. Among those states that require regulatory approval for both PokerTek and the PokerPro system, some states consider such approval simultaneously, while others, such as Nevada, require that we obtain company approval before considering approval for the PokerPro system itself. Some states also require that gaming products be placed in the market on a trial basis before receiving final approvals. Some states require the licenses and findings of suitability to be renewed on a regular basis. State commissions can deny our applications for licenses and findings of suitability for any cause.

If a state requires that we obtain company approval in addition to the product approval required for the PokerPro system, we are required to submit detailed financial and operating reports and furnish other information. Our officers, directors, certain key employees and any person having a material relationship with us may have to qualify with the state commission and obtain a finding of suitability. Our beneficial owners, especially beneficial owners of more than 5% of our outstanding common stock, may also be required to obtain a finding of suitability.

Tribal Casinos. Gaming on tribal lands is governed by the Indian Regulatory Gaming Act of 1988 (the “IGRA”), the National Indian Gaming Commission (the “NIGC”), specific tribal ordinances and regulations and, in some instances, agreements between Native American tribes and their respective states, referred to under the IGRA as a tribal-state compact.

The IGRA provides a statutory basis for Native American tribes to operate certain gaming activities, depending on how a particular game is classified and whether the laws of the state where the Native American tribe is located allow or prohibit the particular game. The gaming classifications are: Class I, Class II and Class III.

•	Class I gaming include traditional Native American social and ceremonial games and are regulated only by the tribes.

•
Class II gaming includes bingo and certain card games such as poker, so long as the card game is not prohibited by the laws of the state where the tribe is located, the card game is played somewhere in the state and the playing of the card game conforms to any applicable state law.

•	Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video lottery games, slot machines, most table games and keno.

We must also obtain Gaming Laboratories International, Inc. (“GLI”) certifications prior to the installation of the PokerPro system in certain tribal casinos. As discussed below, these were obtained in October 2006.

Finally, we must become approved as a gaming supplier with each tribal casino.

Card Clubs. States that allow poker to be played in card clubs have various regulatory requirements that apply to manufacturers of gambling devices similar to commercial casinos.

Cruise Ships. The cruise ship market is authorized under the Johnson Act, and not subject to regulatory oversight; therefore, the PokerPro system is currently under no regulatory restrictions aboard cruise ships.

International Casinos. Internationally, the regulatory environment is complex and varies by jurisdiction. Certain foreign countries permit the importation, sale and operation of gaming equipment in casino and non-casino environments.

As of December 31, 2007, Aristocrat is responsible for managing the regulatory process and obtaining necessary approvals to sell or operate PokerPro tables in this market.

Regulatory Status. As of December 31, 2007, we have regulatory approval of the PokerPro system from British Columbia Gaming Policy & Enforcement, Société des Casinos du Québec Inc., Arkansas Racing Commission, State of California Gambling Control Commission, Connecticut Department of Revenue, Louisiana Department of Public Safety and Corrections, Louisiana Department of Public Safety and Corrections - Indian Gaming Division, Michigan Gaming Control Board, Mississippi Gaming Commission, Nevada Gaming Control Board, Washington State Gambling Commission, West Virginia Lottery Commission, CA - Berry Creek Rancheria Gaming Commission, Cabazon Band of Mission Indians, Tuolumne Me-Wuk Tribal Gaming Agency, Viejas Tribal Gaming Commission; CT - Mashantucket Pequot - Connecticut Department of Revenue, Mohegan Tribe of Indians - Connecticut Department of Revenue; MI - Pokagon Band of Potawatomi Indians; NM - Pueblo of Laguna Tribal Gaming Regulatory Authority; OK - Choctaw Gaming Commission, Cherokee Nation Gaming Commission, Iowa Tribe of Oklahoma Gaming Commission; OR - Confederated Tribes Gaming Commission.

We have submitted applications seeking the approval of the PokerPro system to the Louisiana State Police Gaming Division, New Jersey Casino Control Commission and the Nevada Gaming Control Board.

In early 2008, we announced temporary approvals from the Iowa Racing and Gaming Commission and Indiana Gaming Commission.

For our international markets, as of December, 31, 2007, Aristocrat has regulatory approval in Australia, Bulgaria, Germany, Italy, Japan, Macau, Panama, Philippines, South Africa and United Kingdom.

We have received product certifications from GLI and BMM International (“BMM”), independent testing laboratories for our PokerPro products. In October 2006, the PokerPro system received GLI certifications GLI 24 Electronic Table Games Systems, GLI 13 On-Line Monitoring and Control Systems and Validation Systems in Casinos and GLI 16 Cashless Systems in Casino.

Other certifications that we have received for our products, including electrical, communications and safety certifications, include:

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

Corporate History

The Company was founded on August 22, 2003, by Gehrig H. “Lou” White, James T. Crawford and Arthur Lee Lomax. It was initially organized as a North Carolina corporation named National Card Club Corporation. During the period from March 19, 2004 through July 27, 2004, National Card Club Corporation owned a majority interest in an affiliated limited liability company called PokerTek, LLC. On July 27, 2004, PokerTek, LLC merged with and into National Card Club Corporation and each member of PokerTek, LLC received six shares of common stock for each unit of limited liability membership interest in PokerTek, LLC held by such member. The units of limited liability membership interest held immediately before the merger were cancelled. Simultaneous with this merger, the name was changed to PokerTek, Inc.

We completed our initial public offering on October 13, 2005 by selling 2.25 million shares of common stock at $11.00 per share, including the underwriter’s partial exercise of the over-allotment option. Our common stock was approved for trading on the NASDAQ National Market (now the NASDAQ Global Market) and began trading on October 14, 2005.

Available Information

The Company is subject to the informational requirements of the Exchange Act. The Company therefore is required to file periodic reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

The Company also maintains an internet site (www.pokertek.com) where interested parties can obtain copies of all reports, proxy and information statements and other information that the Company submits to the SEC. The information contained on, or that can be accessed through, our website is not incorporated by reference into this annual report. We have included our website address as a factual reference and do not intend it as an active link to our website.

Our corporate office is located at 1150 Crews Road, Suite F, Matthews, North Carolina 28105.

Research and Development

Our research and development efforts have been focused on the development of both the PokerPro system and the Heads-Up Challenge amusement product. Our research and development expenses were $4,281,998, $3,949,223 and $2,287,795 during the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. We continue to develop improvements to the PokerPro system, including designing other varieties of poker to be played and adding other functions that are currently unavailable in the PokerPro system or in other gaming products. We are also developing other related gaming technologies that are designed to enhance the functionality of the PokerPro and Heads-Up Challenge products.

Intellectual Property

Trademarks. Gehrig H. "Lou" White, our Vice Chairman of the Board of Directors, and James Crawford, our President, jointly filed an application with the U.S. Patent and Trademark Office to register the PokerPro trademark. The trademark has been registered by the U.S. Patent and Trademark Office and an assignment of the trademark to PokerTek has been recorded.

Patents. We currently have applications for more than 40 patents pending before the U.S. Patent and Trademark Office which relate to various aspects of our products. Patent applications are costly, can take many years to issue and we can provide no assurance that any of these patents will actually be issued. As we continue to develop new technology, we expect to file additional patent applications with respect to such technology. Additionally, we have numerous foreign patent application equivalents pending in various non-U.S. jurisdictions.

Licenses.
World Poker Tour: WPT Enterprises, Inc. (“WPT”), which operates the World Poker Tour, granted PokerTek, LLC (our former affiliate) an exclusive, 10-year, royalty-free, non-sublicensable license to use the “World Poker Tour” name and related logo and trademark in connection with the lease, sale or distribution in the United States of tables featuring automated live poker games and tournaments. We can also market and offer certain WPT branded packaged deals to its prospective customers. The license was transferred to PokerTek, Inc. upon the merger in July 2004. WPT may terminate the license in the event that we breach any material term of the license, we fail to adhere to WPT’s style guide for its logos and trademarks or if we become subject to bankruptcy proceedings (voluntary or involuntary) that are not dismissed within 30 days.

World Series of Poker: On April 17, 2007, Harrah’s License Company, LLC (“Harrah’s”) granted PokerTek, Inc. a limited, non-exclusive, non-transferable license with limited right of sublicense to utilize the “World Series of Poker®” name, related logos and trademarks in connection with the design, development, manufacture, marketing, advertisement, promotion and lease of our gaming tables worldwide. The license term is five years with three two-year options to renew. Harrah’s may terminate the license in the event that we become subject to bankruptcy proceedings (voluntary or involuntary) that are not dismissed within 30 days.

Other. We have registered the www.pokertek.com internet domain name.

Seasonality and Business Fluctuations

Our business is not generally subject to seasonality. However, quarterly revenue and net income may vary significantly based on the timing of regulatory approvals, product sales, the introduction of new products and changes in our installed base of PokerPro systems.

Backlog

The nature of our business does not lend itself to maintaining a significant backlog of unshipped orders.

Customer Dependence

As of December 31, 2007 we have 13 gaming customers. Two of our gaming customers, Carnival Corporation and Aristocrat, made up approximately 72% of our total revenues. The loss of either of these customers would have a materially adverse effect on our business.

Employees

As of December 31, 2007, we had 77 full-time employees. We consider our relationships with our employees to be satisfactory. None of our employees are covered by a collective bargaining agreement.

Item 1A. Risk Factors.

We have a limited operating history and a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We have experienced net losses for each quarterly and annual period since our inception in August 2003. To continue our business plan and generate increased revenues, we must obtain necessary regulatory approvals in many additional jurisdictions. The timing of our revenue generation will be driven in part by our receipt of such approvals in additional jurisdictions and entry into definitive agreements with customers in those jurisdictions. We anticipate that we will continue to incur losses and cash flow deficits during 2008. For the reasons discussed above and elsewhere in this report, it is possible that we may not generate significant revenues or profits in the foreseeable future or at all. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business and the market price of our common stock and may require us to raise additional capital, which may not be available on terms acceptable to us or at all.

Our success depends on the PokerPro system achieving and maintaining widespread acceptance by casinos and poker players.

Our success depends to a large extent on broad market acceptance of the PokerPro system among casinos and poker players. Even if we demonstrate the effectiveness of the PokerPro system and our business model, casinos and poker players may still not use the PokerPro system for a number of other reasons, including preference for live dealers, mistrust of technology and perceived lack of reliability. We believe that increased acceptance of the PokerPro system by casinos and poker players will depend on the following factors:

•	our ability to demonstrate the PokerPro system’s economic and other benefits to casinos;

•	players becoming comfortable with using the PokerPro system; and

•	the reliability of the hardware and software comprising the PokerPro system.

If we fail to obtain or maintain gaming licenses and regulatory approvals, we will be unable to operate our business and license or sell our products.

The manufacture and distribution of gaming machines is subject to extensive federal, state, local and tribal regulation. Most jurisdictions require licenses, permits and other forms of approval for gaming devices. Most, if not all, jurisdictions also require licenses, permits and documentation of suitability, including evidence of financial stability, for the manufacturers and distributors of such gaming devices and for their officers, directors, major shareholders and key personnel. Our failure to obtain regulatory approval in any jurisdiction will prevent us from distributing our product and generating revenue in that jurisdiction.

Any registrations, licenses, approvals or findings of suitability that we currently have or may obtain in the future may be revoked, suspended or conditioned at any time. The revocation or denial of a license in a particular jurisdiction will prevent us from distributing the PokerPro system in that jurisdiction, and could adversely affect our ability to obtain and/or maintain licenses in other jurisdictions.

Gaming authorities in multiple jurisdictions have determined that certain of our executive officers, key employees, directors and significant shareholders are suitable. The inability of an executive officer, key employee, director or significant shareholder to obtain a determination of suitability in a jurisdiction may adversely affect the sale or licensing of our gaming products in that jurisdiction.

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

Gehrig H. “Lou” White, our Vice Chairman of the Board of Directors and beneficial owner of 19.48% of our common stock, has disclosed in applications for the determination of suitability filed with gaming authorities that the IRS has recently completed an examination of his 2000 and 2001 federal individual income tax returns. The IRS previously issued an examination report showing a proposed income tax deficiency for Mr. White’s 2000 federal income tax return of $410,215 (plus additional interest and penalties attributable to that underpayment of tax) based on a disallowance of certain deductions for charitable contributions that Mr. White made to a foundation he established and mortgage interest that Mr. White paid to Legacy Capital, LLC, an affiliate of Merrill Scott. Merrill Scott is an investment advisor that was placed under receivership in 2002 by the SEC for violations of a variety of federal securities laws in connection with fraud and misappropriations of client funds by the firm through a scheme in which it obtained funds from its clients seeking above-market returns and other benefits. Mr. White is currently appealing the IRS’s proposed income tax deficiency. The IRS examination of Mr. White’s 2001 federal tax return resulted in the issuance of a notice of deficiency for additional income tax in the amount of $75,445 (plus additional interest and penalties attributable to that underpayment of tax). In his original 2001 federal tax return, Mr. White claimed deductions relating to a partnership investment he made after receiving advice from a law firm. The law firm subsequently informed Mr. White that the IRS had challenged the tax treatment of the investment structure and that he should file an amended return. Mr. White then filed an amended federal income tax return for 2001 eliminating the deductions relating to the partnership investment. He also paid the federal income taxes resulting from the elimination of such deductions. The IRS notice of deficiency assessed additional income taxes as the result of disallowing deductions for tax advice in connection with the partnership investment transaction and an accuracy penalty in connection with the losses claimed with respect to that investment. These amounts have been paid, which completes the audit process for Mr. White’s 2001 return. Due to the broad discretionary powers of gaming authorities, it is unknown what effect the IRS examinations of Mr. White’s federal income tax returns may have on Mr. White’s applications for a determination of suitability.

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

If the Johnson Act is found to apply to the PokerPro system, the Department of Justice may institute criminal and/or civil proceedings against us.

Gaming devices are regulated at the federal level by the Johnson Act. The Johnson Act broadly defines an illegal gambling device as any machine or mechanical device designed and manufactured primarily for use in connection with gambling and that, when operated, delivers money or other property to a player as the result of the application of an element of chance. We believe the Johnson Act does not apply to the use of the PokerPro system by tribal casinos because several courts have held that electronic aids to permitted Class II gaming devices under the IGRA are not prohibited by the Johnson Act. However, there is no guarantee that our belief is correct. These decisions have focused on the use by tribal casinos of electronic aids to bingo. We are not aware of any court or regulatory body that has considered how the Johnson Act applies to the PokerPro system or any other form of electronic poker table. The Department of Justice, the primary law enforcement entity responsible for enforcing the Johnson Act, has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act. It is possible that the Department of Justice may institute criminal and/or civil proceedings against us and that a court may rule that the Johnson Act prohibits the use of the PokerPro system by tribal casinos unless the tribe and state have entered into an appropriate tribal-state compact. Any such proceedings could interfere with our ability to obtain necessary regulatory approvals.

We could face substantial competition, which could reduce our market share and negatively impact our net revenue.

There are a number of companies that offer poker-related entertainment or manufacture and distribute automated gaming machines. Most of these companies have greater financial resources than we have. The primary barriers to entry are the establishment of relationships with the owners and operators of casinos and card clubs, the receipt of necessary regulatory approvals and the development of the technology necessary to create an automated poker table. It is likely that our potential competitors will include manufacturers of gaming devices that have already established such relationships and that have received some, if not all, of the regulatory approvals that would be required to market and sell automated poker tables in our target markets. In addition, most of these companies have greater financial resources than we have. Therefore, the barriers to entry discussed above may not pose a significant obstacle for such manufacturers if they sought to compete with us.

Our business would suffer if demand for gaming in general, or poker in particular, decreases.

We derive substantially all of our revenues from the leasing, licensing and sale of the PokerPro system and from providing related maintenance and support services. Although the popularity of poker in particular and gaming in general has recently been growing in the United States and abroad, gaming has historically experienced backlash from various constituencies and communities. Public tastes are unpredictable and subject to change and may be affected by changes in the country’s political and social climate. A change in public tastes or a backlash among certain constituencies or in certain communities could result in reduced popularity of poker or increased regulation of the gaming industry, either of which could significantly reduce demand for the PokerPro system.

Moreover, the market for the PokerPro system is limited; according to Casino City Press, as of December 2007, there were approximately 6,752 poker tables operating in the United States and Canada and 2,645 outside the United States and Canada. Although we believe that this represents a significant opportunity for the PokerPro system, the number of venues in which the PokerPro system can be placed is finite, as the number of jurisdictions in which gaming is legal is limited.

If we fail to protect our intellectual property rights, competitors may be able to use our technology, which could weaken our competitive position, reduce our net revenue and increase our costs.

Our long-term success will depend to a large degree on our ability to protect the proprietary technology that we have developed or may develop or acquire in the future. We currently have applications for more than 40 patents pending before the U.S. Patent and Trademark Office that relate to various aspects of the PokerPro system. Patent applications can take many years to issue and we can provide no assurance that any of these patents will be issued. If we are denied any or all of these patents, we may not be able to successfully prevent our competitors from imitating the PokerPro system or using some or all of the processes that are the subject of such patent applications. Such imitation may lead to increased competition within the finite market for the PokerPro system. Even if our pending patents are issued, our intellectual property rights may not be sufficiently comprehensive to prevent our competitors from developing similar competitive products and technologies. Although we intend to aggressively pursue anyone we reasonably believe is infringing upon our intellectual property rights, initiating and maintaining suits against third parties that may infringe upon our intellectual property rights will require substantial financial resources. We may not have the financial resources to bring such suits and if we do bring such suits, we may not prevail. Regardless of our success in any such actions, we could incur significant expenses in connection with such suits.

Third party claims of infringement against us could adversely affect our ability to market our products and require us to redesign our products or seek licenses from third parties.

We are susceptible to intellectual property lawsuits that could cause us to incur substantial costs, pay substantial damages or prohibit us from distributing the PokerPro system. On March 17, 2008, we were served with a complaint from Lightning Gaming, Inc. and Lightning Poker, Inc. which alleges that we infringed United States Patent No. 7,306,516, owned by Lightning Poker, Inc. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which later may result in issued patents that our products may infringe. If the PokerPro system infringes a valid patent, we could be prevented from distributing the PokerPro system unless and until we can obtain a license or redesign it to avoid infringement. A license may not be available or may require us to pay substantial royalties. We also may not be successful in any attempt to redesign the PokerPro system to avoid any infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and we may not have the financial and human resources to defend ourselves against any infringement suits that may be brought against us.

Defects in, and fraudulent manipulation of, the PokerPro system could reduce our revenue, increase our costs, burden our engineering and marketing resources, involve us in litigation and adversely affect our gaming licenses.

Our success will depend on our ability to avoid, detect and correct software and hardware defects and prevent fraudulent manipulation of the PokerPro system. The PokerPro system is subject to rigorous internal testing, and additional testing by regulators in certain gaming jurisdictions. We may not be able to maintain products that are free from defects or manipulation and that continue to satisfy these tests. Although we have taken steps to prevent defects and manipulations, the PokerPro system could suffer such defects and manipulation after it has been widely distributed.

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

We recently experienced changes in our senior management team. The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.

We recently promoted Christopher J.C. Halligan to Chief Executive Officer in September 2007 and hired Mark D. Roberson as our Chief Financial Officer in October 2007.  Our success depends to a significant extent on the effective transition of our Chief Executive Officer and Chief Financial Officer. Moreover, all of our existing personnel, including our executive officers, are employed on an “at-will” basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan would be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

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

We have experienced, and expect to continue to experience, rapid growth placing significant demands on our operational and financial infrastructure. If we do not effectively manage our growth, our ability to develop and market the PokerPro system and the Heads-Up Challenge products could suffer, which could negatively affect our operating results.

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

We also currently rely on Aristocrat, a third-party distributor, to obtain regulatory approvals, market and distribute our PokerPro system outside of the United States and Canada. If Aristocrat is unsuccessful in marketing and distributing our product, we may miss revenue-generating opportunities that might have been recognized by another third-party distributor.

We also rely on Aristocrat and our other distributors to market and distribute our Heads-Up Challenge product. If our distributors are unsuccessful in marketing and distributing our product, we may miss revenue-generating opportunities that might otherwise have been recognized.

Our failure to obtain any necessary additional financing would have a material adverse effect on our business.

In order to execute our business plan, we may need to seek additional equity or debt financing. We may not be able to obtain such additional equity or debt financing when we need it or at all. Even if such financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, sufficient additional financing in the future we may be unable to further protect our intellectual property sufficiently, meet customer demand for PokerPro systems or withstand adverse operating results. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even terminated and our ability to generate revenues would be negatively affected.

Enforcement of remedies or contracts against Native American tribes could be difficult.

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

We are launching a new product.

The introduction of the Heads-Up Challenge product exposes us to a new market where we have limited experience. This exposes us to all the risks that accompany a new consumer product, including the product may fail to gain market acceptance, we may experience difficulties managing the supply chain from Taiwan or the distributors on whom we rely to distribute the product may not perform at a satisfactory level.

We may be adversely impacted by economic factors beyond our control and may not be able to obtain liquid access to our investment portfolio.

As of December 31, 2007, we had $6.0 million ($3.9 million as of March 31, 2008) of principal invested in auction rate securities, representing interests in collateralized debt obligations supported by pools of student loans backed by The Federal Family Education Loan Program. Auction rate securities are variable rate debt instruments whose interest rates are reset through a dutch auction process at regular intervals, typically every 28 days. During February and March 2008, the remaining $3.9 million in auction rate securities we held failed to sell at auction due to an insufficient number of bidders. If uncertainties in these markets continue, or these markets deteriorate further, we may be unable to liquidate these funds on a timely basis, or may incur an impairment, which could negatively affect our financial condition, cash flow and reported earnings.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease our corporate office and manufacturing facility. This facility is approximately 21,600 square feet and is located in Matthews, North Carolina. Our leased space is in good order and condition, and is adequate to satisfy our current needs. This facility is leased from an entity owned and controlled by our President and our Vice Chairman of the Board of Directors (see Note 10 - “Related Party Transactions”).

We also lease a small storage facility in Matthews, North Carolina.

Item 3. Legal Proceedings.

Tellis

On February 5, 2007, Tellis Software, Inc. (“Tellis”) filed a Complaint against PokerTek and Gehrig H. “Lou” White, our Vice Chairman of the Board of Directors and former Chief Executive Officer, in the United States District Court for the Southern District of Texas. The Complaint alleged that PokerTek breached a Software Development Agreement, that PokerTek and Mr. White committed fraud in connection with the Software Development Agreement and that PokerTek had been unjustly enriched and/or that Tellis was entitled to a quantum merit recovery. As to all counts, Tellis sought damages equivalent to a 2% equity interest in PokerTek and bonuses of up to $730,000, plus attorneys’ fees, costs, and interest. For the fraud count, Tellis also sought unspecified exemplary damages.

In December 2007, the parties settled the lawsuit, which was withdrawn with prejudice.

Lightning Poker™

On August 2, 2006, we were served with a complaint filed on July 25, 2006, in the United States District Court for the Eastern District of Pennsylvania, by Pokermatic, Incorporated, d/b/a Lightning Poker. The complaint alleged antitrust violations, unfair competition, civil conspiracy, trade slander, tortious interference, defamation, and sought a declaration of non-infringement of our design patent. The complaint sought treble damages, attorneys' fees, and declaratory and injunctive relief.

On August 17, 2006, we asked the United States District Court in Philadelphia, Pennsylvania to dismiss the case or transfer venue and to award our costs and attorneys’ fees. On September 27, 2006, the judge granted the Company’s request regarding improper venue and ordered the case transferred to the United States District Court for the Western District of North Carolina. The case arrived in United States District Court for the Western District of North Carolina on or about November 8, 2006.

On November 16, 2006, Pokermatic dismissed the case without prejudice.

On March 17, 2008, we were served with a complaint filed on March 6, 2008, in the United States District Court for the District of New Jersey by Lightning Gaming, Inc. and Lightning Poker, Inc. The complaint alleges that PokerTek infringes United States Patent No. 7,306,516, owned by Lightning Poker, Inc. The complaint is seeking unspecified monetary damages from PokerTek as well as a permanent injunction enjoining PokerTek from infringing the patent or unfairly competing with the plaintiffs. PokerTek believes that either its products do not violate the patent that forms the basis of the lawsuit, that the patent is invalid, or both.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Listing

Our common stock is traded on the NASDAQ Global Market under the symbol PTEK. The table below shows the high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ Global Market.

	Market Prices of Common Stock
	2007		2006
Quarter ended	High	Low	High	Low
March 31	$11.00	$8.10	$14.68	$8.52
June 30	13.75	8.81	15.95	9.25
September 30	12.97	9.30	13.28	8.11
December 31	10.15	5.86	15.26	8.05

As of March 26, 2008, there were approximately 1,400 holders of record of our common stock.

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company, located at 59 Maiden Lane, Plaza Level, New York, New York 10038, (800) 937-5449.

Dividends

To date no cash dividends have been paid with respect to our common stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. The payment of cash dividends in the future, if any, will depend on factors such as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.

Item 6. Selected Financial Data.

The following selected financial data has been derived from audited financial statements for the years ended December 31, 2007, 2006, 2005, 2004 and the period from August 22, 2003 (date of inception) to December 31, 2003. The selected financial data set forth below should be read together with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Item 8 - “Financial Statements and Supplementary Data” and the related notes to those consolidated financial statements appearing elsewhere in this report.

POKERTEK, INC.
ITEM 6 - SELECTED FINANCIAL DATA

					Date of
	Year Ended December 31,				inception to
	2007	2006	2005	2004	Dec. 31, 2003
	(in thousands , except per share amounts)
Statement of operations data:
Operating revenues	$4,005	$1,980	$314	$-	$-

Costs of product sales	1,338	1,128	39	-	-
Selling, general and administrative	9,746	6,080	1,759	455	-
Research and development	4,282	3,949	2,288	477	65
Depreciation	2,053	710	120	-	-
Operating loss	(13,414)	(9,887)	(3,892)	(932)	(65)

Interest income, net	565	741	190	6	-

Net loss	$(12,849)	$(9,146)	$(3,702)	$(926)	$(65)

Loss per common share - basic and diluted:
Net loss per common share - basic and diluted (1)	$(1.23)	$(0.97)	$(0.49)	$(0.16)	$(0.01)
Weighted average common shares outstanding - basic and diluted (1)	10,463	9,471	7,517	5,744	4,725

Balance sheet data (at end of period):
Current assets	$11,122	$11,731	$21,441	$1,354	$20
Total assets	17,096	15,123	22,703	1,422	20
Current liabilities	2,429	1,003	214	15	4
Shareholders' equity	14,667	14,120	22,489	1,082	(65)
Working capital	8,693	10,728	21,227	1,339	16

(1)
We were initially organized in August 2003 as a North Carolina corporation named National Card Club Corporation. From March 19, 2004 through July 27, 2004, we owned a majority interest in an affiliated limited liability company called PokerTek, LLC. On July 27, 2004, PokerTek, LLC merged with and into National Card Club Corporation and we changed our name to PokerTek, Inc. Pursuant to this merger, the equity interests in PokerTek, LLC that we owned were cancelled and all other equity interests in PokerTek, LLC were converted into common stock in PokerTek, Inc., as described elsewhere in this Annual Report on Form 10-K. The net loss per common share gives retroactive effect to the merger for the periods presented. As of December 31, 2007, 2006, 2005 and 2004, there were options to purchase an aggregate of 2,034,825, 1,600,650, 1,053,650 and 471,500 shares, respectively. The options outstanding have no dilutive effect on net loss per common share.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of our products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by governmental authorities, competitive pressures and general economic conditions and our financial condition.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to our business.

Overview

PokerTek, Inc. is engaged in the development, manufacture and marketing of electronic poker-related products for use in the gaming and amusement markets.

We currently have two product lines, PokerPro gaming products and Heads-Up Challenge amusement products. The PokerPro system is an electronic poker table that provides a fully-automated poker-room environment to tribal casinos, commercial casinos, cruise ships and card clubs. The Heads-Up Challenge World Series of Poker edition is an innovative heads-up amusement device that enables two players to compete against each other in a game of Texas Hold’em poker for entertainment purposes in non-gambling venues such as bars and restaurants.

During 2007, we experienced significant growth. Our deployed PokerPro tables worldwide increased 166% to 189 at December 31, 2007 from 71 as of December 31, 2006. As of December 31, 2007 we had 10 fully automated land-based poker rooms running exclusively on PokerPro tables. We also successfully installed PokerPro tables on 100% of the Carnival Cruise Lines fleet, launched the Heads-Up Challenge amusement product at the World Series of Poker in Las Vegas and deployed tables in a number of foreign countries including Macau, Panama and Germany.

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues. Revenues increased by $2,024,774 (102.3%) to $4,004,691 for the year ended December 31, 2007 as compared to $1,979,917 for the year ended December 31, 2006. License and service fees increased by $1,670,722 (202.8%) to $2,494,708 for the year ended December 31, 2007 as compared to $823,986 the year ended December 31, 2006. The increase in license and service fees was primarily due to an increase in the number of PokerPro systems deployed under product licensing agreements. Product sales fees increased by $354,052 (30.6%) to $1,509,983 for the year ended December 31, 2007 as compared to $1,155,931 for the year ended December 31, 2006. Product sales consist primarily of PokerPro systems sold to Aristocrat for deployment in international casinos. Product sales also include $185,399 in revenues attributable to the launch of the Heads-Up Challenge product line, which did not exist during the 2006 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased by $3,665,938 (60.3%) to $9,745,521 for the year ended December 31, 2007 as compared to $6,079,583 for the year ended December 31, 2006. This increase was primarily the result of an increase of $1,308,051 related to the addition of personnel and infrastructure to support our growth strategy, an increase of $861,307 for legal and professional fees related to our regulatory and intellectual property efforts, $263,087 for legal fees and settlement fees related to the Tellis lawsuit, an increase in travel expenses of $346,121, an increase in licenses and permits of $144,580 and an increase in non-cash stock option expense of $123,451. During 2007, we established our North American sales team to market our products directly to casinos in North America. We also invested in intellectual property, with over 40 patent applications in process in the United States and abroad. These investments and others caused our SG&A to increase over the prior period, but also enabled us to more effectively grow market share while protecting our proprietary technology.

Research and Development Expenses. Research and development expenses (“R&D”) increased by $332,775 (8.4%) to $4,281,998 for the year ended December 31, 2007 as compared to $3,949,223 for the year ended December 31, 2006. The increase was primarily the result of R&D activity related to developing the new heads-up product. We also continued to invest resources on further enhancements to the PokerPro system, including new games and other features to enhance the marketability and functionality of the product.

Depreciation. Depreciation increased by $1,343,752 (189.4%) for the year ended December 31, 2007 to $2,053,345 from $709,593 for the year ended December 31, 2006. The depreciation primarily relates to the increased number of PokerPro systems put in service during 2007 and late 2006.

Net Interest Income. Net interest income decreased by $176,161 (23.8%) for the year ended December 31, 2007 to $564,600 from $740,761 for the year ended December 31, 2005 primarily due to a lower average invested balance. The interest income principally relates to the interest earned from our cash and investments.

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues. Revenues increased by $1,665,569 to $1,979,917 for the year ended December 31, 2006 as compared to $314,348 for the year ended December 31, 2005. This increase was due to our receipt of licensing fees from tribal casinos and cruise lines relating to the PokerPro systems, as well as equipment sales of the PokerPro system to Aristocrat, for their placement with their international customers, including demonstration units for use internally and with licensing bodies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4,320,466 to $6,079,583 for the year ended December 31, 2006 as compared to $1,759,117 for the year ended December 31, 2005. This increase was primarily the result of an increase of $1,473,941 related to the addition of personnel and infrastructure to support our growth strategy; an increase of $129,225 of non-cash stock option expense calculated using the Black-Scholes option pricing model; an increase of $661,600 of accounting, legal and professional fees; an increase of $199,842 related to insurance; an increase of $396,237 related to advertising and marketing the PokerPro system; and an increase of $504,315 related to expenses for sales efforts and to regulatory bodies.

Research and Development Expenses. Research and development expenses increased by $1,661,428 to $3,949,223 for the year ended December 31, 2006 as compared to $2,287,795 for the year ended December 31, 2005. The increase was primarily the result of a significant rise in R&D activity related to developing the new heads-up product. The increase was also a result of further enhancements to the original PokerPro system, including an increase of $753,797 related to the addition of personnel and infrastructure to support our growth strategy and an increase of $403,967 of non-cash stock option expense calculated using the Black-Scholes option pricing model.

Depreciation. Depreciation increased by $589,810 for the year ended December 31, 2006 to $709,593 from $119,783 for the year ended December 31, 2005. The depreciation primarily relates to the PokerPro systems put in service during 2006 and 2005.

Net Interest Income. Net interest income increased by $550,452 for the year ended December 31, 2006 to $740,761 from $190,309 for the year ended December 31, 2005. The interest income primarily relates to the interest earned from our cash and investment, which had a larger balance due to our initial public offering during the fourth quarter of 2005.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,304,128 to $1,759,117 for the year ended December 31, 2005 as compared to $454,989 for the year ended December 31, 2004. This increase was primarily the result of an increase of $393,763 related to the addition of personnel and infrastructure to support our growth strategy; an increase of $268,941 of non-cash stock option expense calculated using the Black-Scholes option pricing model; an increase of $147,796 of legal and professional fees related to being a public company; an increase of $88,248 related to insurance; an increase of $76,539 related to advertising and marketing the PokerPro system; and an increase of $217,193 related to expenses for sales efforts and to regulatory bodies.

Research and Development Expenses. Research and development expenses increased by $1,811,212 to $2,287,795 for the year ended December 31, 2005 as compared to $476,583 for the year ended December 31, 2004. The increase was the result of a significant increase in R&D activity related to the PokerPro system, including an increase of $1,523,416 related to the addition of personnel and infrastructure to support our growth strategy.

Depreciation. Depreciation increased by $119,477 for the year ended December 31, 2005 to $119,783 from $306 for the year ended December 31, 2004. The depreciation primarily relates to the PokerPro systems put in service during 2005.

Net Interest Income. Net interest income increased by $184,268 for the year ended December 31, 2005 to $190,309 from $6,041 for the year ended December 31, 2004. The interest income relates to the interest earned from the cash and cash equivalents, which had a larger balance due to the proceeds received from our initial public offering during the fourth quarter of 2005.

Liquidity and Capital Resources

We have incurred net operating losses since inception and operating expenses may continue to exceed revenues through 2008 as we continue to invest in growing our installed base of PokerPro systems and commencing sales of the amusement product. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock.

On April 23, 2007, we entered into a Securities Purchase Agreement, in which we issued and sold an aggregate of 1,444,444 shares of our common stock in a private placement to certain investors for a purchase price of $9.00 per share. The private placement, which was completed on April 26, 2007, resulted in gross proceeds of approximately $13.0 million and net proceeds of approximately $12.5 million after fees and expenses associated with the private placement, including a cash placement agent fee.

We completed our initial public offering on October 13, 2005 by selling 2.25 million shares of common stock at $11.00 per share, including the partial exercise of the underwriter’s over-allotment option. Our common stock was approved for trading on the NASDAQ National Market (now the NASDAQ Global Market) and began trading on October 14, 2005. The initial closing of the offering occurred on October 19, 2005 and we received proceeds of approximately $19.6 million, net of offering expenses and underwriting discounts. On November 29, 2005, the underwriter exercised its over-allotment option, resulting in the receipt of additional net proceeds of approximately $2.2 million.

	Years Ended December 31,
	2007	2006	Change
Net cash used in operating activities	$(14,394,111)	$(10,161,012)	$(4,233,099)
Net cash provided by investing activities	1,246,404	6,677,285	(5,430,881)
Net cash provided by (used in) financing activities	12,574,186	(36,672)	12,610,858
Net increase (decrease) in cash and cash equivalents	(573,521)	(3,520,399)	2,946,878

Cash and cash equivalents, beginning of year	1,803,501	5,323,900
Cash and cash equivalents, end of year	$1,229,980	$1,803,501

For the year ended December 31, 2007, net cash used in operating activities was $14,394,111, as compared to $10,161,012 for the year ended December 31, 2006, an increase of $4,233,099 (41.7%). The increase in cash used in operating activities was primarily due to the net operating losses experienced during the period and working capital to fund the growth in the number of PokerPro systems deployed in the field under licensing arrangements.

Net cash provided by investing activities decreased $5,430,881 (81.3%) to $1,246,404 for the year ended December 31, 2007 from $6,677,285 for the year ended December 31, 2006. Cash provided by investing activities is primarily a function of investments and redemptions of our auction rate securities portfolio, and to a smaller degree, capital expenditures for assets used in our operations.

Net cash provided by financing activities was $12,574,186 for the year ended December 31, 2007, compared to cash used in financing activities of $36,672 during the year ended December 31, 2006. This increase was primarily due to the cash proceeds received from the private placement in April 2007.

At December 31, 2007, we had $6.0 million ($3.9 million as of March 31, 2008) of principal invested in auction rate securities. The auction rate securities held by us are securities with long-term nominal maturities for which the interest rates historically have been reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. Our investments in auction rate securities represent interests in collateralized debt obligations supported by pools of student loans. Consistent with our investment policy, the auction rate securities investments held by us all have AAA/Aaa credit ratings and are backed by The Federal Family Education Loan Program. With the liquidity issues experienced in global credit and capital markets, the auction rate securities held by us have experienced failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders during early 2008. If uncertainties in these credit and capital markets continue, the market for auction rate securities could deteriorate further, which could negatively affect our financial condition, cash flows and reported earnings.

Historically, given the liquidity created by the auctions, auction rate securities were presented as current assets. However, given the recently failed auctions subsequent to December 31, 2007, our auction rate securities have become illiquid until there is a successful auction or a secondary market develops. Based on our review of the collateral and available market prices, we do not consider these investments to be impaired as of December 31, 2007. We will continue to update our evaluation in future periods.

Subsequent to the end of the year ended December 31, 2007, we entered into two lending arrangements to provide additional liquidity to fund our operations.

On March 19, 2008, we received $1.0 million from UBS Financial Services bearing interest payable monthly at 30-day LIBOR plus 0.25%. This extension of credit is collateralized by our portfolio of $3.9 million of auction rate securities held at UBS.

On March 24, 2008, we entered into a loan agreement with Lyle A. Berman, James T. Crawford III, Arthur Lee Lomax and Gehrig White. Messrs. Crawford, Lomax and White are the founders of the Company. Each of the lenders are also members of our board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman. Upon closing, the lenders loaned the Company $2.0 million and the Company issued the lenders a promissory note in the principal amount of $2.0 million. The loan bears interest at 13% with all unpaid principal and interest payable on March 24, 2010. The Company intends to pay interest on a monthly basis. The principle loan may be repaid prior to maturity without penalty. The loan contains no restrictive covenants and is collateralized by a security interest in the Company’s PokerPro systems deployed in North America and on cruise ships as of December 31, 2007.

Our need for cash to fund our operations is determined primarily by four factors: (i) the pace of growth in our casino business and the related investments we may make in inventory and PokerPro systems, (ii) the pace of growth in sales of our Heads-Up Challenge amusement product, (iii) our ability to generate positive operating leverage as we grow and (iv) our ability to manage working capital and negotiate favorable payment terms with our customers and vendors. We have the ability to impact the timing and extent of our cash needs primarily by managing the pace of growth in both our PokerPro and Heads-Up-Challenge products and managing our operating expenses. Our ability to control the cash needs of the business is not unlimited, however, and any reduction in the pace of investment may also impact our ability to grow revenues. Our management intends to maximize revenues while carefully monitoring the impact on the Company’s cash needs and cash balances. If we are unable to execute our operating plan, manage our working capital effectively or are impacted by other events, however, we may need to liquidate our auction rate securities, perhaps at a loss, or raise additional funds through additional public or private offerings of our securities, a sale/leaseback arrangement, a credit facility or other available sources.

Impact of Inflation

To date, inflation has not had a material effect on our net sales, revenues or income from continuing operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2007:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt obligations	$-	$-	$-	$-	$-
Operating lease obligations	909,623	264,486	645,137	-	-
Capital lease obligations	-	-	-	-	-
Purchase obligations	1,228,806	1,228,806	-	-	-
Other long-term liab ilities	-	-	-	-	-
Total	$2,138,429	$1,493,292	$645,137	$-	$-

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements require us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate these estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 1 - “Nature of Business and Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue recognition: We recognize revenue in accordance with Statement of Position No. 97-2 (“SOP 97-2”), Software Revenue Recognition (as amended by SOP No. 98-4 and SOP No. 98-9), and Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, as updated by SAB 104, Revenue Recognition.  If multiple product deliverables are included under a sale or license agreement, we allocate revenue to each product based upon their respective fair values in relation to the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition.

In many cases, arrangements include recurring fees based on either a fixed monthly fee or a pre-determined percentage of the amount the casino or card club charges for each hand of poker (the “rake”).  In some cases, we may also charge separately for installation, training and post contract customer support (“PCS”).  Where we are responsible for performing initial installation and training, all revenue is deferred until such time as those services have been rendered. Following installation, we account for hardware, software license, PCS and other elements in accordance with SOP 97-2 and consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition (“TPA 5100.76”).  License and service fees are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable and collectability is reasonably assured. This normally occurs on a monthly basis as the amounts contractually due are computed and invoiced, PCS is delivered and all other revenue recognition criteria are satisfied.

Investments in Auction Rate Securities (“ARS”): We account for our auction rate securities in accordance with Statement of Financial Accounting Standards No. 115 (“FAS 115”), Accounting for Certain Investments in Debt and Equity Securities, and classify them as “available for sale.” Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized, net of tax, through shareholders’ equity, as a component of other comprehensive income in our consolidated balance sheet. We record an impairment charge to earnings when an investment has experienced a decline in value that is deemed to be other-than-temporary. As of December 31, 2007, we revised the classification of investments in auction rate securities from cash and cash investments to available-for-sale securities on our consolidated balance sheet. At December 31, 2007, the carrying value of auction rate securities approximated fair value.

The auction rate securities held by us are securities with long-term nominal maturities for which the interest rates have historically been reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. Our investments in auction rate securities represent interests in collateralized debt obligations supported by pools of federally-backed student loans. Consistent with our investment policy, the auction rate securities investments held by us all have AAA/Aaa credit ratings and are backed by The Federal Family Education Loan Program. With the liquidity issues experienced in global credit and capital markets, the auction rate securities held by us at December 31, 2007 have experienced failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders during early 2008. Based on our review of the collateral and available market prices, we do not consider these investments to be impaired as of December 31, 2007. We will continue to update our evaluation in future periods.

Research and development: Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations, except when certain qualifying expenses are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (“FAS 86”), Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. As of December 31, 2007 and 2006, no amounts were capitalized as technological feasibility is generally established at or near the time of general release.

Inventories: Inventories are stated at the lower of cost or market, where cost is determined on a first-in, first-out basis. We include an allocation of direct labor, indirect labor and overhead for each PokerPro system. Costs not clearly related to the procurement, manufacture or implementation are expensed as incurred. Repairs, maintenance and rework are expensed as incurred.

PokerPro systems and property and equipment: PokerPro systems and property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally three years for PokerPro systems and five years for equipment and office furniture. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the improvement. Expenditures for maintenance and repairs are expensed as incurred.

Share-based compensation: Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (“FAS 123R”), Share Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation and superseded APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Prior to this adoption, we accounted for our share-based employee compensation awards in accordance with FAS 123.

As of the adoption of FAS 123R, we began to recognize compensation expense for options that vest over time using the straight-line attribution approach. For options that vest over time that were issued prior to the adoption of FAS 123R, we continue to use the graded attribution approach. Compensation expense is recognized net of a forfeiture rate and only for those options expected to vest. We allocate share-based compensation costs between selling, general and administrative and research and development expenses in a manner consistent with the allocation of cash compensation and other costs.

Under FAS 123R, we value our stock options issued based upon the Black-Scholes option pricing model and recognizes the value over the period in which the options vest. There are inherent estimates made by management regarding the calculation of stock option expense, including volatility, expected life and forfeiture rate.

For performance based options issued to third-parties, compensation expense is determined at the measurement date in accordance with the fair value method prescribed by the provisions of Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"). Until the measurement date is reached, the total amount of compensation expense remains uncertain. Compensation expense is recorded based on the fair value of the award at the reporting date and then revalued, or the total compensation is recalculated, based on the current fair value at each subsequent reporting date.

Recent Accounting Pronouncements

In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”), Valuation of Employee Share Option Grants - an Amendment of SAB No. 107. SAB 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method for estimating the expected term of plain vanilla stock options beyond December 31, 2007. We have evaluated the impact of adopting SAB 110 and have determined it will not have a material impact on our overall results of operations, financial position or cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 160 (“FAS 160”), Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51. FAS 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of FAS 160 and do not expect any material impact on our overall results of operations, financial position or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007) (“FAS 141R”), Business Combinations. FAS 141R establishes requirements of how the acquirer should recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquired entity. The statement also clarifies the recognition and measurement of goodwill acquired in a business combination and a gain from a bargain purchase. Additionally, FAS 141R clarifies the required disclosures in a business combination. The standard is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of FAS 141R and do not expect any material impact on our overall results of operations, financial position or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, (“FAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. FAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The standard is effective for fiscal years beginning after November 15, 2007. We have evaluated the impact of adopting FAS 159 and have determined it will not have a material impact on our overall results of operations, financial position or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. Although FAS 157 is effective for fiscal years beginning after November 15, 2007, the FASB has delayed the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except with respect to those items recognized or disclosed at fair value on an annual or more frequently occurring basis. We are currently evaluating the impact of FAS 157 and do not expect any material impact on our overall results of operations, financial position or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. We adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard No. 109 (“FAS 109”), Accounting for Income Taxes and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition (see Note 7 - “Income Taxes”).

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Our financial instruments are limited to cash and cash equivalents and auction rate securities. Our primary investment objective is the preservation of capital and we do not use derivative instruments for speculative or investment purposes. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We believe that our auction rate securities portfolio is not subject to interest rate risk due to resetting of the interest rates each month, and the interest rates have continued to reset despite the failed auctions discussed above in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As of December 31, 2007, the carrying value of our cash and cash equivalents and auction rate securities approximates fair value.

We do not use derivative financial instruments for speculation or trading purposes.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is submitted as a separate section of this Annual Report commencing on page F-1 attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T).  Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2007, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, in all material respects, to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements; and

•	provide reasonable assurance as to the detection of fraud.

All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

During the course of management’s assessment, our management identified the following significant deficiencies in our internal control over financial reporting, all of which had been remediated as of December 31, 2007:

•
The controls surrounding the review and approval of travel and entertainment expenses were found to not be designed or operating effectively. This deficiency was uncovered during an external gaming review of our former chief financial officer’s expenditures. This deficiency was remediated prior to December 31, 2007 by eliminating executive credit cards and implementing new policies and procedures surrounding the review and approval of travel and entertainment for all employees.

•
Controls were in place and operating to approve payroll prior to processing; however, there was no documentation of the comparison of the approved payroll amounts to the amounts actually disbursed. This deficiency was remediated prior to December 31, 2007 by adding a control requiring the review and comparison of the final payroll reports submitted by the third party service provider to the original reports approved by the Chief Financial Officer.

•
Our management is responsible for calculating labor and overhead rates and properly capitalizing costs into the value of inventory. During 2007, the allocation of labor and overhead to inventory was not evaluated on a regular basis and, as a result, there was an adjustment that was required to be made to the year-end consolidated financial statements. This deficiency was remediated as of December 31, 2007 by the implementation of a control requiring more timely and detailed periodic reviews of the activities and amounts that serve as a basis for the allocation.

Our management’s assessment also identified the following systems-related significant deficiencies in our internal control over financial reporting which had not been fully remediated as of December 31, 2007:

•
The systems used in tracking and valuing inventory and PokerPro systems do not provide effective automated controls and are not integrated with each other or with the general ledger. The lack of integration requires manual reconciliations between the applications that were not always performed or reviewed on a timely basis, which required an adjustment to the year-end consolidated financial statements.

•	The Company currently utilizes a software package for its general ledger that does not provide certain automated general controls, such as the presence of edit reports and workflow approvals.

All of the above significant deficiencies were reported to the Company’s Audit Committee by our management and to our independent registered public accounting firm. With regard to the systems-related significant deficiencies that had not been fully remediated as of December 31, 2007, we are evaluating our system needs and intend to implement new fixed asset and inventory systems to further strengthen our internal controls, although we can provide no assurance that new systems will be deployed or that the implementation of new systems will fully resolve all significant deficiencies. We also implemented a number of compensating controls as of December 31, 2007, including more timely reconciliations, enhanced review and approval procedures, and more robust physical inventory counting and valuation procedures. Accordingly, our management believes that these significant deficiencies are not indicative of a material weakness in internal control over financial reporting and our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2007, our management implemented a formal internal controls compliance program that included a formal risk assessment, identification of key controls, development of test and review programs and testing of key controls. As a result of this initiative, management implemented numerous new procedures designed to strengthen the control environment and the system of internal controls, including the remediation of deficiencies and significant deficiencies detected during this assessment, as discussed in “Management’s Report on Internal Control Over Financial Reporting.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2008 Annual Meeting of Shareholders to be filed with the SEC under the headings “Board of Directors and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 11. Executive Compensation.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2008 Annual Meeting of Shareholders to be filed with the SEC under the headings “Executive Compensation” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2008 Annual Meeting of Shareholders to be filed with the SEC under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2008 Annual Meeting of Shareholders to be filed with the SEC under the headings “Related Person Transactions” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2008 Annual Meeting of Shareholders to be filed with the SEC under the headings “Independent Registered Public Accounting Firm Fee Information” and “Audit Committee Pre-Approval Policy” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as a part of this Form 10−K:

1.  Financial Statements

The following financial statements are included in a separate section of this Annual Report beginning on page F-1:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Operations for the years ended December 31, 2007, December 31, 2006 and December 31, 2005;

•	Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006;

•	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, December 31, 2006 and December 31, 2005;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005; and

•	Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

The following financial statement schedule is included in a separate section of this Annual Report on page S-1:

•	Valuation and Qualifying Accounts and Reserves

Other financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.  Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the Financial Statement Schedules and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

(b)  See the Exhibit Index.

(c)  Separate Financial Statements and Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POKERTEK, INC.

Date: March 31, 2008	By:	/s/ Christopher J.C. Halligan
Christopher J.C. Halligan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher J.C. Halligan		Date:	March 31, 2008
Name:	Christopher J.C. Halligan
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Mark D. Roberson		Date:	March 31, 2008
Name:	Mark D. Roberson
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Lyle Berman		Date:	March 31, 2008
Name:	Lyle Berman
Title:	Chairman of the Board of Directors

/s/ Gehrig H. White		Date:	March 31, 2008
Name:	Gehrig H. White
Title:	Vice Chairman of the Board of Directors

/s/ James T. Crawford, III		Date:	March 31, 2008
Name:	James T. Crawford, III
Title:	President, Secretary and Director

/s/ Joseph J. Lahti		Date:	March 31, 2008
Name:	Joseph J. Lahti
Title:	Director

/s/ Arthur Lee Lomax		Date:	March 31, 2008
Name:	Arthur Lee Lomax
Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PokerTek, Inc.
Matthews, North Carolina

We have audited the consolidated balance sheets of PokerTek, Inc. and Subsidiary (“PokerTek” or the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 2007. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PokerTek as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

As discussed in Note 1, the Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” as of January 1, 2007.

We were not engaged to examine management's assertion about the effectiveness of PokerTek’s internal control over financial reporting as of December 31, 2007 included in the accompanying “Management’s Report Over Internal Control” and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
Charlotte, North Carolina
March 31, 2008

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
Revenues:
License and service fees	$2,494,708	$823,986	$270,400
Product sales	1,509,983	1,155,931	43,948
Total revenues	4,004,691	1,979,917	314,348

Costs and operating expenses:
Cost of product sales	1,338,043	1,127,997	38,506
Selling, general and administrative	9,745,521	6,079,583	1,759,117
Research and development	4,281,998	3,949,223	2,287,795
Depreciation	2,053,345	709,593	119,783
Total costs and operating expenses	17,418,907	11,866,396	4,205,201

Operating loss	(13,414,216)	(9,886,479)	(3,890,853)

Other income (expense):
Interest income	569,050	741,932	190,309
Interest expense	(4,450)	(1,171)	-
Total other income (expense)	564,600	740,761	190,309

Net loss	$(12,849,616)	$(9,145,718)	$(3,700,544)

Net loss per common share - basic and diluted	$(1.23)	$(0.97)	$(0.49)
Weighted average common shares outstanding - basic and diluted	10,462,912	9,471,423	7,517,278

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,229,980	$1,803,501
Short term investments	5,950,000	7,550,000
Accounts receivables, net of allowance of $21,062 and $19,301, respectively	968,536	272,389
Inventory	2,642,481	1,900,996
Prepaid expenses and other assets	331,199	204,217
Total current assets	11,122,196	11,731,103

Other assets:
PokerPro systems, net of accumulated depreciation	4,991,634	2,649,889
Property and equipment, net of accumulated depreciation	605,046	396,167
Other assets	377,029	345,638

Total assets	$17,095,905	$15,122,797

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,465,202	$939,216
Accrued liabilities	964,173	63,970
Total current liabilities	2,429,375	1,003,186

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000shares, issued and outstanding 10,934,464 and 9,472,020 shares at December 31, 2007 and December 31, 2006, respectively	-	-
Additional paid-in capital	41,353,220	27,956,685
Accumulated deficit	(26,686,690)	(13,837,074)
Total shareholders' equity	14,666,530	14,119,611

Total liabilities and shareholders' equity	$17,095,905	$15,122,797

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2004	6,695,576	$-	$2,072,335	$(990,812)	$1,081,523
Proceeds from private placement of common stock	538,694	-	3,005,913	-	3,005,913
Net proceeds from issuance of common stock	2,225,000	-	21,798,218	-	21,798,218
Stock options exercised	8,750	-	23,363	-	23,363
Share-based compensation	-	-	280,212	-	280,212
Net loss	-	-	-	(3,700,544)	(3,700,544)
Balance, December 31, 2005	9,468,020	-	27,180,041	(4,691,356)	22,488,685
Expenses from issuance of common stock		-	(36,712)	-	(36,712)
Stock options exercised	4,000	-	40	-	40
Share-based compensation	-	-	813,316	-	813,316
Net loss	-	-	-	(9,145,718)	(9,145,718)
Balance, December 31, 2006	9,472,020	-	27,956,685	(13,837,074)	14,119,611
Net proceeds from private placement of common stock	1,444,444	-	12,507,578	-	12,507,578
Stock options exercised	18,000	-	66,608	-	66,608
Share-based compensation	-	-	822,349	-	822,349
Net loss	-	-	-	(12,849,616)	(12,849,616)
Balance, December 31, 2007	10,934,464	$-	$41,353,220	$(26,686,690)	$14,666,530

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(12,849,616)	$(9,145,718)	$(3,700,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,053,345	709,593	119,783
Share-based compensation expense	822,349	813,316	280,212
Provision for accounts and other receivables	47,129	19,301	-
Changes in assets and liabilities:
Accounts and other receivables	(743,276)	(140,490)	(151,200)
Prepaid expenses and other assets	(158,373)	(231,505)	(315,550)
Inventory	(741,485)	(1,300,321)	(569,970)
PokerPro systems	(4,250,373)	(1,673,909)	(975,980)
Accounts payable and accrued expenses	1,426,189	788,721	199,695
Net cash used in operating activities	(14,394,111)	(10,161,012)	(5,113,554)
Cash flows from investing activities:
Proceeds from sale of equipment	-	44,907	-
Purchases of property and equipment	(353,596)	(867,622)	(336,868)
Sale of investments	28,600,000	17,550,000	-
Purchase of investments	(27,000,000)	(10,050,000)	(15,050,000)
Net cash provided by (used in) investing activities	1,246,404	6,677,285	(15,386,868)
Cash flows from financing activities:
Proceeds (expenses) from issuance of common stock, net of expenses	12,507,578	(36,712)	21,798,218
Proceeds from common stock options exercised	66,608	40	23,363
Proceeds from private placement of common stock	-	-	3,005,913
Repayments on loans from shareholders	-	-	(326,043)
Net cash provided by (used in) financing activities	12,574,186	(36,672)	24,501,451
Net increase (decrease) in cash and cash equivalents	(573,521)	(3,520,399)	4,001,029
Cash and cash equivalents, beginning of year	1,803,501	5,323,900	1,322,871
Cash and cash equivalents, end of year	$1,229,980	$1,803,501	$5,323,900

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$4,450	$1,171	$-

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business

PokerTek, Inc. (“PokerTek” or the “Company”) is engaged in the development, manufacture and marketing of electronic poker-related products for use in the gaming and amusement markets.

The Company currently has two product lines, PokerPro® gaming products and Heads-Up Challenge™ amusement products. The PokerPro system is an electronic poker table that provides a fully-automated poker-room environment to tribal casinos, commercial casinos, cruise ships and card clubs. The Heads-Up Challenge World Series of Poker® edition is an innovative heads-up amusement device that enables two players to compete against each other in a game of Texas Hold’em poker for entertainment purposes in non-gambling venues such as bars and restaurants.

Basis of Presentation and Principles of Consolidation

These consolidated financial statements include the accounts of PokerTek, Inc. and its consolidated subsidiary. They have been prepared by the Company in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and accounts have been eliminated.

Significant Accounting Policies

Accounting estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition: The Company recognizes revenue in accordance with Statement of Position No. 97-2 (“SOP 97-2”), Software Revenue Recognition (as amended by SOP No. 98-4 and SOP No. 98-9), and Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, as updated by SAB 104 Revenue Recognition.  If multiple product deliverables are included under a sale or license agreement, the Company allocates revenue to each product based upon their respective fair values in relation to the total contract value and defers revenue recognition on those deliverables that have not met all requirements of revenue recognition.

In many cases, arrangements include recurring fees based on either a fixed monthly fee or a pre-determined percentage of the amount the casino or card club charges for each hand of poker (the “rake”).  In some cases, the Company may also charge separately for installation, training and post contract customer support (“PCS”).  Where the Company is responsible for performing initial installation and training, all revenue is deferred until such time as those services have been rendered. Following installation, the Company accounts for hardware, software license, PCS and other elements in accordance with SOP 97-2 and consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid (TPA) 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition (“TPA 5100.76”).  License and service fees are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable and collectability is reasonably assured. This normally occurs on a monthly basis as the amounts contractually due are computed and invoiced, PCS is delivered and all other revenue recognition criteria are satisfied.

Cash and cash equivalents: The Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances with highly reputable financial institutions.

Investments in Auction Rate Securities (“ARS”): The Company accounts for its auction rate securities in accordance with Statement of Financial Accounting Standards No. 115 (“FAS 115”), Accounting for Certain Investments in Debt and Equity Securities, and classifies them as “available for sale.” Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized, net of tax, through shareholders’ equity, as a component of other comprehensive income in the Company’s consolidated balance sheet. The Company records an impairment charge to earnings when an investment has experienced a decline in value that is deemed to be other-than-temporary. As of December 31, 2007, the Company revised the classification of investments in auction rate securities from cash and cash investments to available-for-sale securities on its consolidated balance sheet. At December 31, 2007, the carrying value of auction rate securities approximated fair value.

The ARS held by the Company are securities with long-term nominal maturities for which the interest rates have historically been reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. The Company’s investments in ARS represent interests in collateralized debt obligations supported by pools of federally backed student loans. Consistent with the Company’s investment policy, the ARS investments held by the Company all have AAA/Aaa credit ratings and are backed by The Federal Family Education Loan Program. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company at December 31, 2007 have experienced failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders during early 2008. Based on its review of the collateral and available market prices, the Company does not consider these investments to be impaired as of December 31, 2007. The Company will continue to update its evaluation in future periods.

Concentrations of credit risk: Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivables. The Company’s credit risk is managed by investing primarily in high-quality money market instruments and securities guaranteed by the U.S. government and its agencies.

Receivables and allowance for doubtful accounts: The Company evaluates the collectability of the accounts receivable balances based on a combination of factors. The Company periodically reviews the receivable aging for delinquent accounts and records a reserve to reduce the related receivable to the amount expected to be recovered given all information available at that time. The Company also initiates dialogue with the customer when an account becomes past due to determine the cause. As of December 31, 2007 and December 31, 2006, the Company recorded reserves of $21,062 and $19,301, respectively. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

Deferred licensing fees: Deferred licensing fees consist of amounts paid to various regulatory agencies. As approvals are obtained, the Company begins expensing the fees over the estimated term of the license.

Patents. Legal fees and application costs related to the Company’s patent application process are expensed. There is a high degree of uncertainty in the outcome of approval for any of the Company’s patents.

Research and development: Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations, except when certain qualifying expenses are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (“FAS 86”), Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. As of December 31, 2007 and 2006, no amounts were capitalized as technological feasibility is generally established at or near the time of general release.

Advertising: Advertising and promotional costs are expensed as incurred. Advertising costs for the years ended December 31, 2007, 2006 and 2005 were $129,625, $143,918 and $0 respectively.

Inventories: Inventories are stated at the lower of cost or market, where cost is determined on a first-in, first-out basis. The Company includes an allocation of direct labor, indirect labor and overhead for each PokerPro system. Costs not clearly related to the procurement, manufacture and implementation are expensed as incurred. Repairs, maintenance and rework are expensed as incurred.

PokerPro systems and property and equipment: PokerPro systems and property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally three years for PokerPro systems and five years for equipment and office furniture. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the improvement. Expenditures for maintenance and repairs are expensed as incurred (see Note 2 - “PokerPro Systems” and Note 3 - “Property and Equipment”).

Offering costs: Offering costs incurred in connection with the Company’s equity offerings, consisting principally of legal, accounting and underwriting fees, and have been charged to additional paid in capital. As of December 31, 2007, approximately $3.2 million of offering costs, on a cumulative basis, has been incurred.

Income taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“FAS 109”), Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The Company has also adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 as of January 1, 2007.

The accounting for income taxes involves significant judgments and estimates and deals with complex tax regulations. The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences (see Note 7 - “Income Taxes”).

Earnings (loss) per share: The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 (“FAS 128”), Earnings per Share. FAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potential dilutive shares due to their anti-dilutive effect.

Share-based compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“FAS 123R”), Share Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation and superseded APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Prior to this adoption, share-based employee compensation awards were accounted for in accordance with FAS 123.

As of the adoption of FAS 123R, the Company began to recognize compensation expense for options that vest over time using the straight-line attribution approach. For options that vest over time that were issued prior to the adoption of FAS 123R, the Company continues to use the graded attribution approach. Compensation expense is recognized net of a forfeiture rate and only for those options expected to vest. The Company allocates share-based compensation costs between selling, general and administrative and research and development expenses in a manner consistent with the allocation of cash compensation and other costs.

Under FAS 123R, the Company values its stock options issued based upon the Black-Scholes option pricing model and recognizes the value over the period in which the options vest. There are inherent estimates made by management regarding the calculation of stock option expense, including volatility, expected life and forfeiture rate (see Note 9 - “Shareholders’ Equity - Stock Incentive Plan”).

For performance based options issued to third-parties, compensation expense is determined at the measurement date in accordance with the fair value method prescribed by the provisions of Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"). Until the measurement date is reached, the total amount of compensation expense remains uncertain. Compensation expense is recorded based on the fair value of the award at the reporting date and then revalued, or the total compensation is recalculated, based on the current fair value at each subsequent reporting date.

Reclassifications: Certain reclassifications of previously reported balances have been made to conform with the current presentation. These reclassifications primarily relate to the presentation of PokerPro systems and investments on the accompanying consolidated balance sheets and consolidated statements of cash flows. Such reclassifications had no impact on previously reported net loss or shareholders' equity.

 Recent Accounting Pronouncements

In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”), Valuation of Employee Share Option Grants - an Amendment of SAB No. 107. SAB 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method for estimating the expected term of plain vanilla stock options beyond December 31, 2007. The Company has evaluated the impact of adopting SAB 110 and has determined it will not have a material impact on the overall results of operations, financial position or cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 160 (“FAS 160”), Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51. FAS 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of FAS 160 and does not expect any material impact on the overall results of operations, financial position or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007) (“RAS 141R”), Business Combinations. FAS 141R establishes requirements of how the acquirer should recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquired entity. The statement also clarifies the recognition and measurement of goodwill acquired in a business combination and a gain from a bargain purchase. Additionally, FAS 141R clarifies the required disclosures in a business combination. The standard is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of FAS 141R and does not expect any material impact on the overall results of operations, financial position or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, (“FAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. FAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The standard is effective for fiscal years beginning after November 15, 2007. The Company has evaluated the impact of adopting FAS 159 and has determined it will not have a material impact on the overall results of operations, financial position or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis. The Company is currently evaluating the impact of FAS 157 and does not expect any material impact on the overall results of operations, financial position or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The Company adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard No. 109 (“FAS 109”), Accounting for Income Taxes and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition (see Note 7 - “Income Taxes”).

Note 2.  PokerPro Systems

PokerPro systems at December 31, 2007 and 2006 consist of the following:

	2007	2006
PokerPro systems	$6,837,941	$2,933,901
Temporarily idle PokerPro systems (a)	501,701	431,805
	7,339,642	3,365,706
Less: accumulated depreciation (a)	(2,348,008)	(715,817)
PokerPro systems, net	$4,991,634	$2,649,889

(a) The systems will be redeployed as scheduling allows. Included in the December 31, 2007 and December 31, 2006 accumulated depreciation is $206,178 and $170,558, respectively, related to the temporarily idle PokerPro systems.

Note 3. Property and Equipment

Property and equipment at December 31, 2007 and 2006 consist of the following:

	2007	2006
Equipment	$673,188	$407,873
Leasehold improvements	189,157	100,875
	862,345	508,748
Less: accumulated depreciation	(257,299)	(112,581)
Property and equipment, net	$605,046	$396,167

Note 4. Inventory

Inventory at December 31, 2007 and 2006 consist of the following:

	2007	2006
Raw materials and components	$1,398,752	$859,945
PokerPro systems in process	620,224	1,041,051
Finished goods(a)	623,505	-
Inventory	$2,642,481	$1,900,996

(a) Finished goods represent amusement products received or in-transit from the contract manufacturer.

Note 5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31, 2007 and 2006 consist of the following:

	2007	2006
Prepaid expenses	$252,418	$188,590
Other	78,781	15,627
Prepaid expenses and other assets	$331,199	$204,217

Deferred licensing fees, net	$329,229	$342,838
Other	47,800	2,800
Other assets	$377,029	$345,638

Note 6. Accrued Liabilities

Accrued liabilities at December 31, 2007 and 2006 consist of the following:

	2007	2006
Deferred revenue	$399,900	$-
Accrued professional fees	334,731	4,167
Other	229,542	59,803
Accrued liabilities	$964,173	$63,970

Note 7. Income Taxes

As of December 31, 2007 and December 31, 2006, the Company has federal net operating loss carryforwards of approximately $23,561,000 and $12,069,000, respectively, North Carolina net economic loss carryforwards of approximately $11,303,000 and $6,589,000, respectively and California net operating losses in the amounts of approximately $458,000 and $67,000, respectively. Included in the federal net operating loss carryforward is a deduction for the exercise of nonqualified stock options. However, the net operating loss attributable to the excess of the tax deduction for the exercised nonqualified stock options over the cumulative deduction recorded pursuant to FAS 123R in the consolidated financial statements is not recorded as a deferred tax asset. The benefit of the excess deduction of $37,000 will be recorded to additional paid in capital when the Company realizes a reduction in its current taxes payable. These carryforwards can be used to offset taxable income in future years, which expire through 2027. The Company also has research and experimentation tax credit carryforwards for both federal and North Carolina of approximately $384,000 and $35,000, respectively. These credit carryforwards may be used to offset both federal and North Carolina income taxes in future years through their expiration in 2027. Additionally, the Company has North Carolina new jobs tax credits aggregating approximately $15,000. These credit carryforwards may be used to offset North Carolina income taxes through their expiration in 2017.

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has assessed its earnings history and anticipated earnings, the expiration date of the carryforwards and other factors and has determined that valuation allowances should be established against the deferred tax assets as of December 31, 2007 and 2006. . The change in the valuation allowance of $4,234,997 for the year ended December 31, 2007 was primarily due to additional net operating loss carryforwards.

Temporary differences between the financial statement carrying amounts and tax bases of assets that give rise to significant portions of the deferred tax assets are as follows:

	2007	2006
Deferred tax asset:
Start-up costs capitalization	$157,100	$176,852
Loss carryforwards	8,539,053	4,410,834
Property and equipment	205,109	40,766
Tax credit carryforwards	225,135	297,723
Share-based compensation expense	139,134	87,919
Inventory	19,485	-
Other	9,019	8,066
	9,294,035	5,022,160
Deferred tax liability:
Accounts receivable	(62,810)	(20,981)
Prepaid expenses	(64,017)	(68,768)
	(126,827)	(89,749)
Net deferred tax asset	9,167,208	4,932,411
Less valuation allowance	(9,167,208)	(4,932,411)
	$-	$-

A reconciliation of income tax expense at statutory rates (approximately 36% federal and state) to the income tax expense reported in the consolidated statements of operations is as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Federal tax benefit at statutory rate	$4,368,870	$3,109,544	$1,258,185
State tax benefit, net of federal taxes	220,264	266,537	80,478
Research & experimentation credits	73,171	237,448	-
FAS 123R expense on incentive stock options	(230,415)	(226,401)	-
Increase in valuation allowance	(4,234,797)	(3,319,063)	(1,316,126)
Prior year true-up	5,022	(49,289)	-
FIN 48 and other	(202,115)	(18,776)	(22,537)
Income tax expense	$-	$-	$-

Adoption of FIN 48

As a result of the adoption of FIN 48, the Company recognized an $118,725 decrease in the deferred tax assets for the unrecognized tax benefits to tax positions taken in prior periods. The amount was fully offset by a valuation allowance. As such, this decrease has no impact to retained earnings in accordance with the position of FIN 48. At the adoption date, the Company had $118,725 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized, without consideration of the related valuation allowance previously recorded. The Company did not recognize any adjustment to reserves for uncertain tax positions as a result of the related implementation of FIN 48.

During 2007, the Company recognized a $73,171 decrease in the deferred tax asset for the unrecognized tax benefits related to tax positions taken in the current period. This amount was fully offset by a valuation allowance. The current period unrecognized tax benefits of $73,171 would affect the effective tax rate if recognized, without consideration of the related valuation allowance. The Company's policy is to include interest and penalties recognized in accordance with FIN 48 in the consolidated financial statements as a component of income tax expense. However, the unrecognized tax benefits at December 31, 2007 would not result in any interest or penalties to date as the amounts did not result in a reduction of income taxes previously payable by the Company.

The following table summarizes the changes to the amount of unrecognized tax benefits for the year ended December 31, 2007:

2007
Unrecognized tax benefits at January 1, 2007	$118,725
Gross increases—tax positions in prior period	-
Gross decreases—tax positions in prior period	-
Gross increases—tax positions in current period	73,171
Gross decreases—tax positions in current period	-
Settlements	-
Unrecognized tax benefits at December 31, 2007	$191,896

PokerTek files U.S. federal, U.S. state and Canadian tax returns. 2003 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes, as do U.S. state tax returns by the appropriate state taxing authorities and the Canadian tax returns by Revenue Canada.

Note 8. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer 3% to 5% of their annual compensation. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the years ended December 31, 2007, 2006 and 2005 the Company’s contributions were $110,473, $49,150 and $15,762, respectively.

Note 9. Shareholders’ Equity

Common and Preferred Stock

Common Stock: There are 100,000,000 authorized shares of the Company’s common stock of which 10,934,464 and 9,472,020 were outstanding as of December 31, 2007 and December 31, 2006, respectively.

On April 23, 2007, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued and sold an aggregate of 1,444,444 shares of common stock in a private placement to certain investors for a purchase price of $9.00 per share. The private placement, which was completed on April 26, 2007, resulted in gross proceeds of approximately $13.0 million and net proceeds of approximately $12.5 million after fees and expenses associated with the private placement, including a cash placement agent fee.

Preferred Stock: There are 5,000,000 authorized shares of preferred stock, of which none are outstanding as of December 31, 2007 and December 31, 2006.

Warrants

As part of the initial public offering, the Company issued to the underwriter, for a purchase price of $50.00, a warrant (the “Underwriter’s Warrant”) to purchase up to 200,000 shares of common stock. The Underwriter’s Warrant is exercisable at a price of $17.60 per share for a period of four years. The Underwriter’s Warrant contains customary anti-dilution provisions and certain demand and participatory registration rights. The Underwriter’s Warrant also includes a “cashless” exercise provision entitling the Underwriter to convert the Underwriter’s Warrant into shares of PokerTek common stock. The fair value of the warrant was computed at the time of issue and was nominal.

As part of the April 2007 private placement, the Company issued each Investor a warrant (the “Warrants”) to acquire additional shares of the Company’s common stock (together, the “Warrant Shares”). The Warrants, which expire on April 26, 2012, are convertible into an aggregate of 439,541 Warrant Shares at an exercise price of $10.80 per Warrant Share. The Warrants contain customary anti-dilution provisions and certain demand and participatory registration rights. The Warrants also include a “cashless” exercise provision entitling the Investors to convert the Warrants into shares of PokerTek common stock.

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

Stock Incentive Plan

In 2004, the Company’s Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for the issuance of up to 825,000 shares of common stock. On July 29, 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorized the issuance of up to (i) 800,000 shares of common stock, plus (ii) any shares remaining available for issuance as of the effective date of the 2005 Plan under any prior plan, plus (iii) any shares of common stock subject to an award granted under a prior plan, in which the award was forfeited, cancelled, terminated, expired or lapsed for any reason without the issuance of shares. On May 23, 2007 the Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”) which authorized the issuance of up to (i) 500,000 shares of common stock, plus (ii) any shares remaining available for issuance as of the effective date of the 2007 Plan under any prior plan, plus (iii) any shares of common stock subject to an award granted under a prior plan, in which the award was forfeited, cancelled, terminated, expired or lapsed for any reason without the issuance of shares.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Options granted under the plans generally vest over periods ranging from date of grant to four years and expire in ten years. Principal assumptions are as follows: (a) expected future volatility for the Company's stock price is based on a combination of the Company’s historical volatility and observed volatility rates of other companies in the gaming industry, (b) expected term is based on historical exercise data and forfeitures, (c) the forfeiture rate is derived from an expectation of future forfeitures and (d) the risk-free rate is the rate on U.S. Treasury securities with a maturity equal to, or closest to, the expected life of the options.

At December 31, 2007 and December 31, 2006, options to purchase 2,034,825 and 1,600,650 shares of common stock, respectively, were outstanding and held by certain directors, officers, employees and independent contractors of the Company. The amount of related expense calculated using the Black-Scholes option pricing model and recognized in 2007, 2006 and 2005 was $822,349, $813,316 and $280,212, respectively.

	2007	2006	2005
Expected Volatility	45%	30% - 45%	0% - 30%
Expected Dividends	0%	0%	0%
Expected Term	5 - 6 yrs	5 yrs	3 - 5 yrs
Risk-free Rate	3.49% - 4.92%	4.59% - 5.1%	3.65% - 4.33%

A summary of option activity and changes during the year for the year ended December 31, 2007 is as follows:

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2007	1,600,650	$7.25
Granted	660,400	10.24
Exercised	(18,000)	3.70
Forfeited	(208,225)	5.55
Expired	-	-
Outstanding at December 31, 2007	2,034,825	$8.42	8.3	$(1,368,395)

Exercisable at December 31, 2007	807,615	$6.49	7.5	$1,020,497

The weighted-average grant-date fair value of options granted during the years 2007, 2006 and 2005 was $4.68, $4.21 and $1.31, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $114,138, $46,920 and $66,763, respectively.

A summary of the status of non-vested shares as of December 31, 2007, and changes during the year ended December 31, 2007 is presented below:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Balance at January 1, 2007	1,034,833	$2.62
Granted	660,400	4.68
Forfeited	(74,475)	2.84
Vested	(393,548)	2.54
Balance at December 31, 2007	1,227,210	$3.74

As of December 31, 2007, there was $3,474,365 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted-average period of 38.5 months.

The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $912,879, $441,417 and $78,134, respectively.

Note 10. Related Party Transactions

Transactions with Aristocrat

During 2006, Aristocrat International Pty. Limited and its affiliates (“Aristocrat”) purchased PokerTek common stock. Aristocrat is a wholly owned subsidiary and affiliate of Aristocrat Leisure Limited, a leading global provider of gaming solutions that focuses primarily on video slot machines, progressive systems and casino management systems. As of December 31, 2007 and December 31, 2006 Aristocrat owned 16.53% and 19.08%, respectively, of PokerTek common stock.

In January 2006, the Company entered into an international distribution rights agreement with Aristocrat. The distribution agreement provides Aristocrat with the sole and exclusive right to globally (excluding the United States and Canada) distribute, market, enter into license agreements and, under certain circumstances, manufacture the PokerPro system. Aristocrat purchases PokerPro systems manufactured by PokerTek and pays PokerTek a portion of the license fees received from each customer in connection with Aristocrat’s licensing of the PokerPro system. License fees and equipment sales from Aristocrat of $388,611 and $1,337,342, respectively, were recorded in 2007, while $13,735 and $1,144,829, respectively, were recorded during 2006. As of December 31, 2007, Aristocrat owed the Company $176,476, which was paid in full in January 2008.

Office Lease

The Company currently leases its office and manufacturing facility from an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors. The entity purchased the building while the Company was already a tenant. The lease terms were negotiated and are consistent with the rent paid by other tenants in the building. Rent expense recorded for the leased space for the year ended December 31, 2007 was $160,766 and for the year ended December 31, 2006, rent expense was $147,090, of which $45,490 was paid to the related party.

Note 11. Commitments and Contingencies

Leases

The Company leases its corporate office and manufacturing facility under a lease agreement with a term of 4 years. The lease requires the Company to pay property taxes, insurance and maintenance. This facility is approximately 21,600 square feet and is located in Matthews, North Carolina. This facility is leased by an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors (see Note 10 - “Related Party Transactions”).

The Company also leases certain equipment under lease agreements with terms up to 3 years and a storage facility with a one-year term.

The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year Ending December 31,	Amount
2008	$264,486
2009	257,202
2010	241,535
2011	146,400
$909,623

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $192,636, $151,809 and $76,138, respectively.

Employment Agreements

The Company has entered into employment agreements with certain officers that include commitments related to base salaries and certain benefits. These agreements have terms of two years.

Reviews and Audits by Regulatory Authorities

The Company’s operations are subject to a number of regulatory authorities, including various gaming regulators, the Internal Revenue Service, and other state and local authorities.  From time to time, the Company is notified by such authorities of reviews or audits they wish to conduct.  To date, reviews have been resolved with minimal, if any, financial impact to the Company.  The state of North Carolina is currently performing a routine sales and use tax audit covering periods from 2004 through 2007.  The Company may be subject to other income, property, sales and use, or franchise tax audits in the normal course of business.  The Company believes it has complied with relevant regulations, and based on facts presently known, does not believe the outcome of the current audit will have a material adverse effect on the Company’s financial condition or results of operations.

Indemnifications

The Company maintains directors’ and officers’ liability insurance for the benefit of its directors and certain of its officers. The Company has entered into a separate indemnification agreement with Lyle Berman, the Chairman of the Board of Directors, which provides for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by Mr. Berman in any action or proceeding.

The Company also indemnifies its casino customers from any claims or suits brought by a third party alleging infringement of a United States patent, copyright or mask work right. The Company agrees to pay all costs and damages, provided the customer provides prompt written notice of any claim.

Legal Proceedings

The Company is subject to claims and assertions in the ordinary course of business. Legal matters are inherently unpredictable and the Company’s assessments may change based on future unknown or unexpected events.

Tellis: On February 5, 2007, Tellis Software, Inc. (“Tellis”) filed a Complaint against PokerTek and Gehrig “Lou” White, the Company’s Vice Chairman of the Board of Directors and former Chief Executive Officer, in the United States District Court for the Southern District of Texas. The Complaint alleged that PokerTek breached a Software Development Agreement (the “Development Agreement”), that PokerTek and Mr. White committed fraud in connection with the Development Agreement and that PokerTek had been unjustly enriched and/or that Tellis was entitled to a quantum merit recovery. As to all counts, Tellis sought damages equivalent to a 2% equity interest in PokerTek and bonuses of up to $730,000, plus attorneys’ fees, costs, and interest. For the fraud count, Tellis also sought unspecified exemplary damages.

In December 2007, the parties settled the lawsuit, which was withdrawn with prejudice.

Lightning Poker™: On August 2, 2006, the Company was served with a complaint filed on July 25, 2006, in the United States District Court for the Eastern District of Pennsylvania, by Pokermatic, Incorporated, d/b/a Lightning Poker The complaint alleged antitrust violations, unfair competition, civil conspiracy, trade slander, tortious interference and defamation, and sought a declaration of non-infringement of the Company’s design patent. The complaint sought treble damages, attorneys' fees and declaratory and injunctive relief.

On August 17, 2006, PokerTek asked the United States District Court in Philadelphia, Pennsylvania to dismiss the case or transfer venue and to award costs and attorneys’ fees. On September 27, 2006, the judge granted the Company’s request regarding improper venue and ordered the case transferred to the United States District Court for the Western District of North Carolina. The case arrived in United States District Court for the Western District of North Carolina on or about November 8, 2006.

On November 16, 2006, Pokermatic dismissed the case without prejudice.

Subsequent to December 31, 2007, Lightning Poker filed a complaint in the United States District Court for the District of New Jersey alleging PokerTek had infringed United States Patent No. 7,306,516, owned by Lightning Poker (see Note 14 - “Subsequent Events”).

Note 12. Summarized Quarterly Financial Information (Unaudited)

	2007
	Q1	Q2	Q3	Q4	Total
Revenues:
License and service fees	$508,111	$601,991	$621,413	$763,193	$2,494,708
Product sales	83,465	313,705	455,439	657,374	1,509,983
Total revenues	591,576	915,696	1,076,852	1,420,567	4,004,691
Costs and operating expenses:
Cost of product sales	73,587	243,865	379,715	640,876	1,338,043
Selling, general and administrative (a)	1,862,703	2,060,840	3,257,939	2,564,039	9,745,521
Research and development	1,007,288	1,122,791	1,144,586	1,007,333	4,281,998
Depreciation	365,808	467,443	563,477	656,617	2,053,345
	3,309,386	3,894,939	5,345,717	4,868,865	17,418,907
Operating loss	(2,717,810)	(2,979,243)	(4,268,865)	(3,448,298)	(13,414,216)
Interest income, net	90,832	168,422	178,909	126,437	564,600
Net loss	$(2,626,978)	$(2,810,821)	$(4,089,956)	$(3,321,861)	$(12,849,616)

Net loss per common share - basic and diluted	$(0.28)	$(0.27)	$(0.37)	$(0.30)	$(1.23)
Weighted average common shares outstanding -
basic and diluted	9,472,020	10,503,810	10,920,257	10,934,464	10,462,912

a)
Note that selling, general and administrative expenses for the third quarter of 2007 included higher than normal legal expenses, including a $250,000 accrual for settlement of the Tellis lawsuit discussed in Note 11.

	2006
	Q1	Q2	Q3	Q4	Total
Revenues:
License and service fees	$360,000	$133,178	$135,424	$195,384	$823,986
Product sales	112,516	181,086	104,018	758,311	1,155,931
Total revenues	472,516	314,264	239,442	953,695	1,979,917
Costs and operating expenses:
Cost of product sales	109,688	172,613	98,153	747,543	1,127,997
Selling, general and administrative	992,576	1,517,816	1,596,041	1,973,150	6,079,583
Research and development	1,040,759	910,662	872,241	1,125,561	3,949,223
Depreciation	115,923	152,007	182,019	259,644	709,593
	2,258,946	2,753,098	2,748,454	4,105,898	11,866,396
Operating loss	(1,786,430)	(2,438,834)	(2,509,012)	(3,152,203)	(9,886,479)
Interest income, net	195,695	206,849	192,647	145,570	740,761
Net loss	$(1,590,735)	$(2,231,985)	$(2,316,365)	$(3,006,633)	$(9,145,718)

Net loss per common share - basic and diluted	$(0.17)	$(0.24)	$(0.24)	$(0.32)	$(0.97)
Weighted average common shares outstanding - basic
and diluted	9,469,598	9,472,020	9,472,020	9,472,020	9,471,423

	2005
	Q1	Q2	Q3	Q4	Total
Revenues:
License and service fees	$-	$-	$42,000	$228,400	$270,400
Product sales	-	-	5,360	38,588	43,948
Total revenues	-	-	47,360	266,988	314,348
Costs and operating expenses:
Cost of product sales	-	-	4,267	34,239	38,506
Selling, general and administrative	259,779	354,855	383,769	760,714	1,759,117
Research and development	464,988	511,929	532,166	778,712	2,287,795
Depreciation	3,314	3,313	13,813	99,343	119,783
	728,081	870,097	934,015	1,673,008	4,205,201
Operating loss	(728,081)	(870,097)	(886,655)	(1,406,020)	(3,890,853)
Interest income, net	3,082	14,557	15,504	157,166	190,309
Net loss	$(724,999)	$(855,540)	$(871,151)	$(1,248,854)	$(3,700,544)

Net loss per common share - basic and diluted	$(0.11)	$(0.12)	$(0.12)	$(0.14)	$(0.49)
Weighted average common shares outstanding - basic
and diluted	6,695,576	7,080,357	7,234,270	9,036,294	7,517,278

Note 13. Segment Information

The Company has determined that there is one reportable business segment with two product lines based on how resources are allocated and operating decisions are made. Management evaluates performance and allocates resources based on operating profit or loss. However, as the amusement product line matures, the manner in which management operates the business may change in the future.

Note 14. Subsequent Events

On March 17, 2008, PokerTek was served with a complaint filed on March 6, 2008 in the United States District Court for the District of New Jersey, by Lightning Gaming, Inc. and Lightning Poker, Inc. The complaint alleges that PokerTek infringes United States Patent No. 7,306,516, owned by Lightning Poker. The complaint is seeking unspecified monetary damages from PokerTek as well as a permanent injunction enjoining the Company from infringing the patent or unfairly competing with the plaintiffs. PokerTek believes that either its products do not violate the patent that forms the basis of the lawsuit, that the patent is invalid, or both.

On March 19, 2008, PokerTek, Inc received an extension of credit from UBS Financial Services resulting in the creation of a direct financial obligation. PokerTek, Inc. received $1.0 million from UBS Financial Services bearing interest payable monthly at 30-day LIBOR plus 0.25%. This extension of credit is collateralized by the Company’s portfolio of $3.9 million of auction rate securities held at UBS.

On March 24, 2008, PokerTek, Inc. entered into a loan agreement with Lyle A. Berman, James T. Crawford III, Arthur Lee Lomax and Gehrig White. Messrs. Crawford, Lomax and White are the founders of the Company. Each of the lenders are also members of our board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman. Upon closing, the lenders loaned the Company $2.0 million and the Company issued the lenders a promissory note in the principal amount of $2.0 million The loan bears interest at 13% with all unpaid principal and interest payable on March 24, 2010. The Company intends to pay interest on a monthly basis and the principle amount of the loan may be repaid prior to maturity without penalty. The loan contains no restrictive covenants and is collateralized by a security interest in the Company’s PokerPro systems deployed in North America and on cruise ships as of December 31, 2007.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions for Amounts Written Off	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2007	$19,301	$47,129	$-	$45,368	$21,062
Year ended December 31, 2006	-	19,301	-	-	19,301
Year ended December 31, 2005	8,000	-		8,000	-

S-1

EXHIBIT INDEX

Exhibit No.	Description

2.1
Plan of Merger of PokerTek, LLC with and into PokerTek, Inc. (f/k/a National Card Club Corporation), dated July 27, 2004 (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

3.2	Bylaws (As Amended and Restated Through July 29, 2005) (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1/A filed on October 5, 2005 (No. 333-127181)).

4.2
Securities Purchase Agreement by and among PokerTek, Inc. and the investors listed on the Schedule of Buyers attached thereto, dated as of April 23, 2007 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 27, 2007).

4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 27, 2007).

4.4
Registration Rights Agreement, by and among PokerTek, Inc. and the Buyers listed therein, dated as of April 26, 2007 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on April 27, 2007).

10.1
Option Agreement between World Poker Tour, LLC and PokerTek, Inc. (as successor to PokerTek, LLC), dated April 7, 2004 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.2
Amendment to Option Agreement between World Poker Tour, LLC and PokerTek, Inc. (as successor to PokerTek, LLC), dated as of June 10, 2004 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.3
Amendment Two to Option Agreement between PokerTek, Inc. and WPT Enterprises, Inc., dated as of April 23, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2007).

10.4
Non-Exclusive Software License Agreement between PokerTek, Inc. and Standing Stone Gaming, LLC, dated as of January 26, 2005 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.5
Office/Warehouse Lease Agreement between PokerTek, Inc. and AdBel, Ltd., dated March 28, 2005 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.6
Trademark Assignment Agreement among PokerTek, Inc., James Crawford and Gehrig H. White, effective July 13, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.7	PokerTek, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 filed on June 6, 2007 (No. 333-143552)).*

10.8
Form of Employee Incentive Stock Option Agreement for PokerTek, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ending June 30, 2007 filed on August 14, 2007).*

10.9
Form of Employee Nonqualified Stock Option Agreement for PokerTek, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarterly period ending June 30, 2007 filed on August 14, 2007).*

10.10
Form of Non-Employee Director Nonqualified Stock Option Agreement for PokerTek, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to our Form 10-Q for the quarterly period ending June 30, 2007 filed on August 14, 2007).*

10.11
Form of Independent Contractor Nonqualified Stock Option Agreement for PokerTek, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q for the quarterly period ending June 30, 2007 filed on August 14, 2007).*

10.12
Form of Restricted Stock Award Agreement for PokerTek, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to our Form 10-Q for the quarterly period ending June 30, 2007 filed on August 14, 2007).*

10.13	PokerTek, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.14
Form of Stock Option Agreement for PokerTek, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 13, 2005 (No. 333-127181)).*

10.15	Form of Non-Employee Director Stock Option Agreement for PokerTek, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on March 6, 2006).*

10.16
PokerTek, Inc. 2004 Stock Incentive Plan, as amended and restated through July 29, 2005 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.17	Form of Stock Option Agreement for 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.18	Employment Agreement by and between PokerTek, Inc. and Christopher J.C. Halligan, dated January 17, 2008.*

10.19	Employment Agreement by and between PokerTek, Inc. and Mark D. Roberson, dated January 17, 2008.*

10.20
Key Employee Agreement between PokerTek, Inc. and Hal Shinn, dated as of August 9, 2004 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.21
Amendment to Key Employee Agreement between PokerTek, Inc. and Hal Shinn, effective as of July 1, 2005 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.22
Extension to Key Employee Agreement between PokerTek, Inc. and Hal Shinn, effective as of August 9, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2007).*

10.23
Indemnification Agreement between PokerTek, Inc. and Lyle Berman, effective as of January 31, 2005 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.24
Board Member Agreement between PokerTek, Inc. and Lyle Berman, dated January 31, 2005 (incorporated by reference to Exhibit 10.20 on our Form 10-K for the fiscal year ended December 31, 2005 filed on March 16, 2006).*

10.25	Board Member Agreement between PokerTek, Inc. and Joe Lahti, dated March 2, 2006 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on March 6, 2006).*

10.26	Form of Subscription Agreement for PokerTek, Inc. (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.27
Form of Warrant Agreement between PokerTek, Inc. and Feltl and Company (incorporated by reference to Exhibit A to Exhibit 1.1 to Amendment No. 1 to our Registration Statement on Form S-1/A filed on September 13, 2005 (No. 333-127181)).

10.28
PokerPro Software Licensing Agreement between PokerTek, Inc. and Seminole Tribe of Florida, dated September 1, 2005 (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to our Registration Statement on Form S-1/A filed on October 5, 2005 (No. 333-127181)).

10.29
Distribution Agreement between PokerTek, Inc. and Aristocrat International Pty. Limited and its Affiliates, dated January 20, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 26, 2006).

21	Subsidiaries

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Compensatory plan or arrangement or management contract