Form 10-K/A
period 2007-12-31
POKERTEK, INC.
filed 2008-04-29
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

On March 31, 2008, there were 10,934,464 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 1”) amends the annual report on Form 10-K of PokerTek, Inc. (the “Company”) for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (the “2007 Form 10-K”).  The primary purpose of this Amendment No. 1 is to provide the information required by Items 10-14 of Part III of the 2007 Form 10-K, which originally had been intended to be incorporated by reference from the Company’s 2008 definitive proxy statement into the 2007 Form 10-K. On the cover page of this Amendment No. 1, the Company has also deleted the disclosure noting that portions of the definitive proxy statement were to be incorporated by reference (the “Cover Page Change”).

This Amendment No. 1 has no effect on the Company’s consolidated statements of operations, statements of cash flows or balance sheets.

This Amendment No. 1 is limited in scope to Items 10-14 of Part III and the Cover Page Change, and does not amend, update or change any other items or disclosures contained in the 2007 Form 10-K or otherwise reflect events that occurred subsequent to the filing of the 2007 Form 10-K.  This Amendment No. 1 continues to speak as of the date of filing of the 2007 Form 10-K except with respect to Items 10-14 of Part III and the Cover Page Change contained in Amendment No. 1, which speak as of the date of filing of Amendment No. 1 or as otherwise disclosed in this Amendment No. 1.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS AND MANAGEMENT

Directors

Under our amended and restated bylaws, the Board of Directors consists of five to nine members, as determined by the Board or the shareholders from time to time. The Board has determined that the number of directors within the range shall be five. Directors are elected annually to serve for one-year terms and until their successors are duly elected and qualified or until their prior death, resignation, removal or disqualification or until there is a decrease in the number of directors. The five nominees named below have been recommended by our Nominating and Governance Committee and approved by the Board to be presented as nominees to serve on the Board. All nominees presently serve as a director and each director is standing for re-election. There are no family relationships among any of our directors or officers.

The names of the nominees for election to the Board, their principal occupations and certain other information follow:

Lyle Berman            Age 66

Lyle Berman has served as the Chairman of our Board of Directors since January 2005. Mr. Berman also currently serves as Chairman and Chief Executive Officer of Lakes Entertainment, Inc., a publicly-held company that develops and manages Native American-owned casinos, a position he has held since January 1999. He also currently serves as Executive Chairman of WPT Enterprises, Inc., a publicly-held media and entertainment company, a position he has held since April 2005. Prior to serving as WPT’s Executive Chairman, he served as WPT’s Chairman of the Board from WPT’s inception in March 2002 until April 2005 and also served as Chief Executive Officer of WPT from February 2004 until April 2005. Previously, Mr. Berman served as Chief Executive Officer of Rainforest Cafe, Inc. from February 1993 until December 2000. Mr. Berman received a B.S. degree in Business Administration from the University of Minnesota.

Gehrig H. “Lou” White         Age 45

Gehrig “Lou” White served as our Chief Executive Officer from our inception in August 2003 until September 2007 when he became Vice-Chairman of the Board of Directors. In July 2002, Mr. White retired from Network Appliance, Inc., a provider of enterprise network storage and data management solutions, with the intention of identifying a business that he may acquire or establish. From July 2001 to July 2002, Mr. White served as an account executive for Network Appliance, Inc. Previously, from 1994 to 2001, Mr. White was a National Account Executive at Dell Inc. Mr. White received a B.S. degree in Computer Science from North Carolina State University and a Masters in Business Administration from Queens College.

James T. Crawford, III         Age 47

James Crawford has served in an executive officer capacity and as a member of our Board of Directors since our inception in August 2003 and currently serves as our President and Secretary. Previously, from 1998 to 2004, Mr. Crawford owned and managed FastSigns franchises in Charlotte, North Carolina.

Joseph J. Lahti          Age 47

Joseph Lahti has served as a member of our Board of Directors since February 2006. Mr. Lahti served as president, chief executive officer and chairman of the board of Shuffle Master, Inc., a gaming supply company for the casino industry, from 1993 to 2002. He currently is active as both a shareholder and member of the boards and executive committees of several privately held companies in industries ranging from software, manufacturing, asset management (equities) and real estate development. He also served on the board of Zomax Incorporated, a publicly traded outsourcing service company, from May 2004 through May 2006.  Mr. Lahti received a B.S. degree from Harvard University, with an emphasis in economics.

Arthur Lee Lomax          Age 51

Lee Lomax has served as a member of our Board of Directors since our inception in August 2003. From our inception until July 2005, Mr. Lomax also served as our Treasurer. Previously, in 2002, he founded Carolina Classical School in Tryon, North Carolina where he served as Headmaster since its founding through August 2007. From 1994 to 2002, Mr. Lomax worked at Dell Computer Corporation and concluded his career there as Area Vice President of Sales within Dell’s Enterprise Customer Group. Mr. Lomax received a B.S. in Business Administration from University of North Carolina at Chapel Hill.

Executive Officers

Our current executive officers are as follows:

Name	Age	Title
Christopher J.C. Halligan	41	Chief Executive Officer (principal executive officer, "PEO”)
Mark D. Roberson	43	Chief Financial Officer (principal financial officer, “PFO”)
James T. Crawford, III	47	President and Secretary
Hal J. Shinn, III	43	Chief Technology Officer

Certain information with respect to our executive officers is provided below. Officers are appointed to serve at the discretion of the Board. Information regarding Mr. Crawford is included in the director profiles set forth above.

Christopher J.C. Halligan has served as our Chief Executive Officer since September 2007. Prior to his appointment as CEO, Mr. Halligan served as our Vice President - Sales and Planning from October 2006 to September 2007. In January 2006, he co-founded Kieden Corporation, an on-demand software business located in San Francisco, California, where he served as a director until Kieden was purchased by Salesforce.com, Inc. in August 2006. Since April 2005, Mr. Halligan has been a significant shareholder and served as a member of the board of directors of Chantilly, Virginia-based Mascot Books, Inc., which publishes children’s books featuring popular sports teams and well-known entertainment personalities. From April 2001 to December 2004, Mr. Halligan was a self-employed consultant in the software and marketing industry. Prior to 2001, he served in several managerial positions with webMethods, Inc., which is now part of Software AG, and Dell Computer Corporation. Mr. Halligan acquired a Bachelor of Arts degree in English Literature, with a Minor in Physics/Calculus, from the University of Arizona.

Mark D. Roberson has served as our Chief Financial Officer since October 2007. Prior to his appointment as CFO, from November 2006 to October 2007, Mr. Roberson served as Vice President and Controller of Baker & Taylor, Inc., a leading distributor of books and entertainment products with fiscal year 2007 revenues of approximately $1.7 billion. At Baker & Taylor, Mr. Roberson was responsible for all financial reporting and accounting functions. Prior to his employment at Baker & Taylor, Mr. Roberson was Director of Financial Reporting for Curtiss-Wright Controls from January 2005 to November 2006 and Director of Finance for the Manufacturing & Distribution operations of Krispy Kreme Doughnuts, Inc. from October 2002 to January 2005. From July 1996 to October 2002, Mr. Roberson served in various financial management roles with LifeStyle Furnishings International, Ltd., concluding with the sale of the company. Mr. Roberson, a Certified Public Accountant, received his MBA from Wake Forest University in 2001 and undergraduate degrees in Economics and Accounting from Southern Methodist University and UNC-Greensboro.

Hal J. Shinn, III has served as our Chief Technology Officer since August 2004. Before joining us, from January 1999 through August 2004, Mr. Shinn served as Chief Information Officer of V3 Systems, Inc. Mr. Shinn is a graduate of the Georgia Institute of Technology, where he earned a B.S. degree in Aerospace Engineering and an M.S. degree in Technology and Science Policy.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under federal securities laws, our directors, officers and beneficial owners of more than ten percent of PokerTek’s common stock are required to report their beneficial ownership of common stock and any changes in that ownership to the SEC. Specific dates for such reporting have been established, and we are required to report in this proxy statement any failure to file by the established dates during the last fiscal year. In the last fiscal year, to our knowledge based solely on a review of Forms 3, 4 and 5 and any amendments thereto, all of these filing requirements were satisfied by our directors, officers and principal shareholders with the exception of the following transactions:

•
Christopher J.C. Halligan failed to file a timely Form 4 with respect to each of 4 purchase transactions on November 26, 2007, pursuant to which he purchased an aggregate of 4,138 shares of our common stock. A Form 4 disclosing these transactions was filed with the SEC on December 5, 2007.

CODE OF BUSINESS CONDUCT AND ETHICS

We maintain a Code of Business Conduct and Ethics to provide guidance on sustaining our commitment to high ethical standards. The code applies to employees, officers, directors, agents, representatives, consultants, advisors and independent contractors of PokerTek.

A copy of this code is available in the “Investor Relations” section of our website under the heading “Corporate Governance” at http://www.pokertek.com/corporategovernance.html or may be obtained by contacting our Investor Relations Department at the address set forth above or at investor_relations@pokertek.com. We will disclose any waivers of the code applicable to our directors or executive officers, and the reasons therefor, on a Form 8-K as required by NASDAQ listing standards or applicable law. Any waivers of the code for executive officers or directors may be made only by the Board or by a Board committee.

AUDIT COMMITTEE

The Audit Committee is a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The current members of the Audit Committee are Messrs. Berman, Lahti and Lomax. Mr. Lahti serves as chairman of the Audit Committee. None of Messrs. Berman, Lahti and Lomax is an employee of PokerTek and each has been determined to be independent under applicable listing standards of The NASDAQ Stock Market LLC and applicable SEC rules. In addition, the Board has examined the SEC’s definition of “audit committee financial expert” and determined that Mr. Lahti satisfies this definition.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

2007 Executive Officer Compensation Program

Our objectives with respect to compensation of our executive officers are to: (1) link executive compensation to our business strategy execution and performance; (2) offer compensation designed to attract, retain and reward key executive officers; and (3) offer salary, cash bonus and incentive compensation pay opportunities that are competitive in the marketplace, recognize achievement of our business strategy objectives, and align the long-term interests of executive officers with those of our shareholders. The primary objectives that we consider are market penetration of product, revenue growth, and analysis of our financial performance as compared to our internal budget and projected forecasts.

We currently have four named executive officers: Mr. Christopher J.C. Halligan, our Chief Executive Officer; Mr. James T. Crawford, III, our President; Mr. Mark D. Roberson, our Chief Financial Officer; and Mr. Hal J. Shinn, III, our Chief Technology Officer. During 2007, we also employed two additional named executive officers: Mr. Christopher Daniels, who served as our Chief Financial Officer until June 2007, and Mr. Gehrig H. “Lou” White, who served as our Chief Executive Officer until he resigned to assume the vice chairman position in September 2007. Our executive compensation program is comprised of two components: annual cash compensation, paid in the form of annual salary and discretionary bonuses; and long-term compensation, paid historically in the form of options to purchase our common stock. Mr. Crawford was paid only an annual base salary during 2007. Mr. Halligan, Mr. Roberson, and Mr. Shinn received a base salary and Mr. Halligan and Mr. Roberson received long-term compensation in the form of options to purchase our common stock. The Compensation Committee retains the right to offer our named executive officers restricted shares of our common stock and other forms of equity compensation in lieu of, or in conjunction with, stock options.

Messrs. Halligan, Roberson and Shinn have employment agreements with certain severance provisions and accelerated vesting of options upon termination of employment, as discussed in more detail under “Executive Officer Compensation - Employment Agreements,” below.

Prior to our initial public offering, we granted a relatively large stock option package to Mr. Shinn. Mr. Crawford was a founder of the Company and holds a significant percentage of our common stock. As such, the Compensation Committee has not deemed it necessary to incentivize him with an employment agreement, a severance agreement or any retirement plans other than a 401(k) plan that is available to all employees. The Compensation Committee also considers whether prior awards and current stock ownership are sufficient in deciding the amount of equity-based compensation to award in a particular year. On that basis, Messrs. Crawford and Shinn were not awarded equity-based compensation during 2007. Currently, our executive compensation philosophy is focused on current cash payment in the form of annual base salary and performance-based discretionary bonuses based upon certain objective criteria, including market penetration of product, revenue growth, and analysis of our financial performance as compared to our internal budget and projected forecasts. In establishing the equity component of our executive compensation program, we considered the effects of Statement of Financial Accounting Standards No. 123R (“FAS 123R”), “Share-Based Compensation,” which requires us to currently expense an estimated fair value of equity compensation. The Compensation Committee believes that the combination of cash compensation and equity compensation is important to align the interests of our executive officers with those of our shareholders and provides an effective motivational tool at this stage of the Company’s growth.

The Compensation Committee typically reviews and adjusts base salaries and awards of cash bonuses and equity-based compensation at least once per fiscal year. During 2007, our CEO presented the Compensation Committee and the Board of Directors with a forecast of our performance for the current year and made recommendations regarding annual base salaries and discretionary bonus payments for our executive officers. Mr. Crawford does not make any recommendation or participate in any decisions regarding his own compensation. The Compensation Committee considered the recommendations of the CEO in determining executive officer compensation for 2007. In order to qualify as an incentive stock option, equity-based compensation awards have historically been priced based upon the closing market price of our common stock on the last day of the fiscal quarter, which also is the date of grant.

Annual Cash Compensation

Annual cash compensation for our executive officers consists of a base salary and a discretionary bonus based upon certain objective criteria (including market penetration of product, revenue growth, and analysis of our financial performance as compared to our internal budget and projected forecasts). The 2007 annual cash compensation was also targeted to be competitive in relation to other similar companies. However, because of our short operating history, the total compensation of our executive officers is currently below average when compared with other publicly traded companies. The Compensation Committee did not utilize the services of an independent compensation consulting firm to determine the cash compensation paid to executive officers in 2007. The Compensation Committee determined that the annual cash compensation that was paid to our executive officers was an adequate reward for the executive officer’s performance and discretionary bonuses were not awarded during 2007.

Annual Base Salary

The annual base salaries of our executive officers and adjustments to executive officers’ base salaries are generally based upon a subjective evaluation of the individual executive officer’s performance by the Compensation Committee. The Compensation Committee’s evaluation is based upon non-quantitative factors such as the current responsibilities of each executive officer, the compensation of similarly situated executive officers at comparable companies, the performance of each executive officer during the prior calendar year, our performance during the prior calendar year, and the recommendations submitted to the Compensation Committee by our Chief Executive Officer. For 2007, Messrs. Crawford, Halligan and Roberson had base salaries of $160,000.    Mr. Shinn’s annual base salary was $145,000 from January 1, 2007 through June 30, 2007 and such amount was increased to $152,250 from July 1, 2007 through December 31, 2007. These base salaries remain unchanged as of March 31, 2008.

Long-Term Equity Compensation

We believe that an appropriate level of equity-based compensation is part of a balanced and effective compensation program designed to align the interests of executive officers with those of our shareholders. We believe that the level of equity-based compensation awarded to our executive officers is adequate to align those officers’ interests with the interests of our shareholders. Our long-term compensation program has historically been based principally upon awards of options to purchase our common stock under the PokerTek, Inc. 2004 Stock Option Plan and the PokerTek, Inc. 2005 and 2007 Stock Incentive Plans. Awards of equity-based compensation are based upon a subjective evaluation of the executive officer’s performance by the Compensation Committee and recommendations submitted to the Compensation Committee by our Chief Executive Officer. The Compensation Committee’s evaluation considers a number of non-quantitative factors, including the responsibilities of the individual officers for, and contribution to, our operating results and their expected future contributions. The Compensation Committee also considers whether prior awards of equity-based compensation were sufficient in deciding the amount of equity-based compensation to award in a particular year. Messrs. Crawford and Shinn were not awarded equity-based compensation during 2007 because the Compensation Committee concluded that additional equity-based compensation would not further the goals of our executive compensation policies in light of Mr. Crawford’s large equity stake in PokerTek and Mr. Shinn’s previous stock option awards.

Compliance With Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the corporate tax deduction to $1 million for compensation paid to certain executives of public companies. However, performance-based compensation that has been approved by shareholders is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and the board committee that establishes the goals consists only of “outside directors.” Additionally, stock options will qualify for the performance-based exception where, among other requirements, the exercise price of the stock option is not less than the fair market value of the stock on the date of grant, and the plan includes a per-executive limitation on the number of shares for which stock options may be granted during a specified period. All members of the Compensation Committee qualify as outside directors within the meaning and as defined by Section 162(m) and the regulations thereunder. Historically, the combined salary and bonus of each of our executive officers has been below this $1 million limit. The Compensation Committee’s present intention is to grant future compensation that does not exceed the limitations of Code Section 162(m).

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that accompanies this report with our management. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Except for the Annual Report on Form 10-K described above, this Compensation Committee report is not incorporated by reference into any of our previous or future filings with the SEC, unless any such filing explicitly incorporates the report.

Lyle Berman (Chairman)
Joseph J. Lahti
Arthur Lee Lomax

EXECUTIVE OFFICER COMPENSATION

The following table sets forth the compensation paid by or on behalf of PokerTek to each person who served as Chief Executive Officer, each person who served as Chief Financial Officer and our other named executive officers for services rendered during the fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total
Christopher J.C. Halligan (3)	2007		$160,000	$-	$182,461	$-	$342,461
Chief Executive Officer	2006	(7)

Mark D. Roberson (4)	2007		$32,804	$-	$-	-	$32,804
Chief Financial Officer	2006	(7)

James T. Crawford, III	2007		$160,000	$-	$-	$4,133	$164,133
President and Secretary	2006		151,250	-	-	6,050	157,300

Hal J. Shinn, III	2007		$148,021	$-	$19,403	$5,921	$173,345
Chief Technology Officer	2006		139,167	-	27,288	5,567	172,022

Gehrig H. White (5)	2007		$160,000	$-	$-	$-	$160,000
Vice Chairman of the Board and	2006		151,250	-	-	-	151,250
former Chief Executive Officer

Christopher Daniels (6)	2007		$100,304	$-	$-	$4,485	$104,789
Former Chief Financial Officer	2006		126,250	20,326	27,288	5,863	179,727

(1)
The amounts in the Option Awards column reflect the dollar amount recognized by the Company for financial reporting purposes for the years ended December 31, 2007 and 2006 in accordance with FAS 123R and may include options granted in and prior to 2007 and 2006. A discussion of the assumptions used in calculating these values may be found in Note 9 to our 2007 audited financial statements on page F-14 to our Annual Report.

(2)	The amounts in the All Other Compensation column consist of Company matching contributions to our 401(k) plan.

(3)	Salary for Mr. Halligan includes earnings during his employment with the Company during 2007, including periods prior to his appointment as Chief Executive Officer.

(4)	Salary for Mr. Roberson represents earnings from his date of hire, October 18, 2007, through December 31, 2007.

(5)
Salary for Mr. White includes earnings during 2006 and 2007, including his earnings subsequent to his resignation as Chief Executive Officer, effective September 24, 2007. Mr. White continues as an employee of the Company and also serves as Vice Chairman of the Board, but does not receive compensation for his position on the Board.

(6)	Mr. Daniels’ employment as our Chief Financial Officer ceased as of September 14, 2007. The amount shown as Bonus was a discretionary cash bonus awarded during 2006. The amount shown in the All Other Compensation column includes health care benefits received by Mr. Daniels through September 30, 2007 as part of his severance.

(7)	Messrs. Halligan and Roberson became named executive officers in 2007.

The following table sets forth information regarding all individual grants of plan-based awards granted to named executive officers for the fiscal year ending December 31, 2007.

	GRANTS OF PLAN-BASED AWARDS

		All Other Option
		Awards: Number of	Exercise or Base	Grant Date Fair
		Securities Underlying	Price of Option	Value of Stock and
Name	Grant Date	Options (1)	Awards ($/Sh)	Option Awards ($) (2)
Christopher J.C. Halligan	September 28, 2007	125,000	$9.62	$542,500

Mark D. Roberson	December 31, 2007	75,000	$7.75	$279,000

(1)
All options were granted pursuant to the 2007 Stock Incentive Plan. The exercise price was the closing market price of our common stock on the NASDAQ Global Market on the grant date. The options vest in equal installments every six months over a four-year period.

(2)
Grant date fair value was calculated in accordance with FAS 123R. See Note 9 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 regarding our valuation assumptions with respect to stock option awards.

Employment Agreements

We have not entered into an employment agreement with our President and Secretary, James T. Crawford, III. The salary of Mr. Crawford is determined by our Compensation Committee from time to time, as discussed in more detail under “Compensation Discussion and Analysis,” above. The Compensation Committee has currently set the annual salary of Mr. Crawford at $160,000.

Employment Agreement with Christopher J.C. Halligan

We have entered into an employment agreement, dated January 17, 2008, with Christopher J.C. Halligan, our Chief Executive Officer. The agreement has a term of two years.

Pursuant to this agreement, Mr. Halligan is entitled to receive a base salary of $160,000 per year, subject to our right to reduce Mr. Halligan’s salary in connection with a reduction of all of our employees’ salaries. Mr. Halligan’s salary, however, may not be reduced by more than 20% in any single reduction or a series of reductions, may not be reduced for a period greater than six months, and any severance payments payable to Mr. Halligan will be based on his original base salary before any such reduction.

In connection with Mr. Halligan’s promotion to Chief Executive Officer, Mr. Halligan previously received a grant of 125,000 stock options at fair market value determined by the closing price of our common stock on September 28, 2007, which vest 12.5% every six months (together with an earlier grant of 150,000 options). If Mr. Halligan’s employment is terminated by us for any reason except cause (as defined in the employment agreement), all stock options granted to him through the date of termination will vest immediately if he executes a general release with language acceptable to us on or before the effective date of termination. Mr. Halligan is also entitled to receive standard benefits generally available to other senior officers.

In the event we terminate Mr. Halligan’s employment without cause (as defined in the employment agreement) or if Mr. Halligan terminates his employment for good reason (as defined in the employment agreement, which includes relocation to a Company office more than 75 miles from Charlotte, North Carolina without his consent), and upon execution of a general release, Mr. Halligan is entitled to severance in the form of continuation of his base salary for three months. In addition, if Mr. Halligan terminates his employment for good reason, he will be entitled to additional severance in the form of reimbursement of any COBRA payments during the three-month period. If Mr. Halligan is terminated for cause or if he voluntarily terminates his employment with us for any reason other than good reason (as defined in the employment agreement), he would not receive severance pay or any such other compensation.

In the event we terminate Mr. Halligan’s employment following a change of control, he is entitled to severance in the form of continuation of his base salary and benefits for three months.

We have also entered into a proprietary information and inventions agreement with Mr. Halligan that, among other things, (i) provides that Mr. Halligan will not disclose our proprietary information to any third party during his employment with us and thereafter, and (ii) requires that Mr. Halligan assign to us his right, title and interest to any and all inventions made or conceived during his employment with us. For a period of six months after termination of his employment, Mr. Halligan also would be required to inform us of all inventions made or conceived by him and, for a period of one year after termination of his employment, he would be required to inform us of all patent applications filed by him or on his behalf. In addition, for a period of one year after the termination of his employment with us he will not:

•	provide services to any of our competitors within the continental United States similar to those provided to us during his employment with us;

•
solicit or attempt to solicit any of our employees, independent contractors or consultants to terminate his or her relationship with us in order to become an employee, independent contractor or consultant of another entity; or

•	solicit or attempt to solicit any of our customers with whom Mr. Halligan had contact as a result of his employment with us.

Employment Agreement with Mark D. Roberson

 We have entered into an employment agreement, dated January 17, 2008 with Mark D. Roberson, our Chief Financial Officer. The agreement has a term of two years.

Pursuant to this agreement, Mr. Roberson is entitled to receive a base salary of $160,000 per year, subject to our right to reduce Mr. Roberson’s salary in connection with a reduction of all of our employees’ salaries. Mr. Roberson’s salary, however, may not be reduced by more than 20% in any single reduction or a series of reductions, may not be reduced for a period greater than six months, and any severance payments payable to Mr. Roberson will be based on his original base salary before any such reduction.

In connection with Mr. Roberson’s appointment as Chief Financial Officer, Mr. Roberson previously received a grant of 75,000 stock options at fair market value determined by the closing price of our common stock on December 31, 2007, which vest 12.5% every six months. If Mr. Roberson’s employment is terminated by us for any reason except cause (as defined in the employment agreement), all stock options granted to him through the date of termination will vest immediately if he executes a general release with language acceptable to us on or before the effective date of termination. Mr. Roberson is also entitled to receive standard benefits generally available to other senior officers.

In the event we terminate Mr. Roberson’s employment without cause (as defined in the employment agreement) or if Mr. Roberson terminates his employment for good reason (as defined in the employment agreement, which includes relocation to a Company office more than 75 miles from Charlotte, North Carolina without his consent), and upon execution of a general release, Mr. Roberson is entitled to severance in the form of continuation of his base salary for six months. In addition, if Mr. Roberson terminates his employment for good reason, he will be entitled to additional severance in the form of reimbursement of any COBRA payments during the six-month period. If Mr. Roberson is terminated for cause or if he voluntarily terminates his employment with us for any reason other than good reason (as defined in the employment agreement), he would not receive severance pay or any such other compensation.

In the event we terminate Mr. Roberson’s employment following a change of control, he is entitled to severance in the form of continuation of his base salary and benefits for six months.

We have also entered into a proprietary information and inventions agreement with Mr. Roberson that, among other things, (i) provides that Mr. Roberson will not disclose our proprietary information to any third party during his employment with us and thereafter, and (ii) requires that Mr. Roberson assign to us his right, title and interest to any and all inventions made or conceived during his employment with us. For a period of six months after termination of his employment, Mr. Roberson also would be required to inform us of all inventions made or conceived by him and, for a period of one year after termination of his employment, he would be required to inform us of all patent applications filed by him or on his behalf. In addition, for a period of one year after the termination of his employment with us he will not:

•	provide services to any of our competitors within the continental United States similar to those provided to us during his employment with us;

•
solicit or attempt to solicit any of our employees, independent contractors or consultants to terminate his or her relationship with us in order to become an employee, independent contractor or consultant of another entity; or

•	solicit or attempt to solicit any of our customers with whom Mr. Roberson had contact as a result of his employment with us.

Employment Agreement with Hal J. Shinn, III

We have entered into an employment agreement dated August 9, 2004, as amended effective July 1, 2005, with Hal J. Shinn, III, our Chief Technology Officer. The original agreement had a term of two years and on August 9, 2006 the agreement was extended for an additional two years through August 9, 2008.

Pursuant to this agreement, Mr. Shinn is entitled to receive a base salary of at least $126,000 per year, subject to our right to reduce Mr. Shinn’s salary in connection with a reduction of all of our employees’ salaries. Mr. Shinn’s salary, however, may not be reduced by more than 20% in any single reduction or a series of reductions, may not be reduced for a period greater than six months, and any severance payments payable to Mr. Shinn will be based on his original base salary before any such reduction. The Compensation Committee has authorized an increase in Mr. Shinn’s base salary each year since the employment agreement was executed, as discussed in more detail in the “Compensation Discussion and Analysis” section of this proxy statement.

Pursuant to the agreement, Mr. Shinn was granted an option to purchase 75,000 shares of our common stock, 7,500 shares of which vested on August 9, 2004 and 7,500 shares of which vest every quarter thereafter, and an additional option to purchase 75,000 shares of our common stock, 9,375 shares of which vested on February 28, 2005, and 9,375 shares of which vest every six months thereafter. The exercise price of the shares underlying both option grants is $2.67 per share. Mr. Shinn is also entitled to receive standard benefits generally available to other senior officers.

In the event we terminate Mr. Shinn’s employment without cause (as defined in the employment agreement) or if Mr. Shinn terminates his employment for good reason (as defined in the employment agreement), and upon execution of a general release, Mr. Shinn is entitled to severance in the form of continuation of his base salary for two months. In addition, if Mr. Shinn terminates his employment for good reason, he will be entitled to additional severance in the form of reimbursement of any COBRA payments during the two-month period. Further, if Mr. Shinn’s employment is terminated by us for any reason except cause, all stock options granted will vest immediately if he executes a general release with language acceptable to us on or before the effective date of termination.

In the event we terminate Mr. Shinn’s employment following a change of control or we relocate Mr. Shinn to an office that is more than 75 miles from Charlotte, North Carolina without his consent, he is entitled to severance in the form of continuation of his base salary and benefits for two months.

We have also entered into a proprietary information and inventions agreement with Mr. Shinn that provides that Mr. Shinn will not disclose our proprietary information to any third party during his employment with us and thereafter, and for a period of one year after the termination of his employment with us he will not:

•	provide services to any of our competitors within the continental United States similar to those provided to us during his employment with us;

•
solicit or attempt to solicit any of our employees, independent contractors or consultants to terminate his or her relationship with us in order to become an employee, independent contractor or consultant of another entity; or

•	solicit or attempt to solicit any of our customers with whom Mr. Shinn had contact during his employment with us.

 Agreements with Christopher Daniels

We had entered into an employment agreement dated July 14, 2004, as amended July 1, 2005, with Christopher Daniels, who served as our Chief Financial Officer until September 14, 2007. Mr. Daniels’ employment agreement has since been replaced with the Severance Agreement and Full and Final Mutual Release (the “Separation Agreement”), pursuant to which Mr. Daniels’ employment with us ceased effective September 14, 2007.

The Separation Agreement was executed in connection with an independent investigation by the Audit Committee of the Board of Directors into use of our corporate credit cards. The Separation Agreement provided that the Company and Mr. Daniels mutually agreed to terminate his employment relationship with us. Mr. Daniels agreed to remain available to fully assist with the transition to our successor chief financial officer.

Under the terms of the Separation Agreement, Mr. Daniels was entitled to (i) retain 14,000 of his existing and vested options to purchase our common stock, each with a strike price of $2.67 per share, and (ii) continue to receive health benefits provided by us through September 30, 2007. Mr. Daniels was not to receive any additional or continuing compensation or other benefits from us in connection with his departure and, pursuant to the Separation Agreement, the balance of Mr. Daniels’ stock options and his Key Employee Agreement, as amended, were terminated as of September 14, 2007.

In accordance with the Separation Agreement, Mr. Daniels agreed to: (i) reimburse us for $6,000 of charges made by Mr. Daniels to our corporate credit cards on or before September 30, 2007, and (ii) facilitate the transfer of approximately 244,000 frequent flyer miles to us, in each case without admission of liability by Mr. Daniels in connection therewith. The Separation Agreement also included mutual releases and a non-competition and non-solicitation covenant by Mr. Daniels.

Equity Plans

The discussion which follows describes the material terms of our principal equity plans.

PokerTek, Inc. 2004 Stock Incentive Plan

On July 15, 2004, we adopted the 2004 Plan, which was amended and restated on July 29, 2005. The 2004 Plan authorizes the issuance of up to 825,000 shares of common stock and is administered by the Compensation Committee of the Board of Directors. We have amended the 2004 Plan to provide that no further awards will be made thereunder. Both incentive and non-qualified stock options were granted under the 2004 Plan. Each award agreement under the 2004 Plan specifies the number and type of award, together with any other terms and conditions of such award.

Unless an award agreement or applicable law provides otherwise, if a change of control (as defined in the 2004 Plan) occurs, and if the agreements effectuating the change of control do not provide for the assumption or substitution of all options granted under the 2004 Plan, with respect to any non-assumed options the Compensation Committee may:

•	accelerate the vesting and/or exercisability of such awards;

•	unilaterally cancel any such award that has not vested and/or which has not become exercisable as of the effective date of such change of control;

•	unilaterally cancel such award in exchange for:

•
whole and/or fractional shares of our common stock (or for cash in lieu of any fractional share) that, in the aggregate, are equal in value to the excess of the fair market value of the shares of common stock that could be purchased subject to such award, determined as of the effective date of the change of control, over the aggregate exercise price for such award; or

•
cash or other property equal in value to the excess of the fair market value of the shares of common stock that could be purchased subject to such award, determined as of the effective date of the change of control, over the aggregate exercise price for such shares; or

•	unilaterally cancel such options after providing the holder of such options with:

•	an opportunity to exercise such options to the extent vested within a specified period before the date of the change of control; and

•	notice of such opportunity to exercise such options before the commencement of such specified period; or

•
unilaterally cancel such award and notify the holder of such award of such action, but only if the fair market value of the shares of common stock that could be purchased subject to such award determined as of the effective date of the change of control does not exceed the aggregate exercise price for such shares.

The 2004 Plan will continue in effect until July 15, 2014, unless earlier terminated. The Compensation Committee generally may amend, alter or terminate the 2004 Plan at any time, provided that without shareholder approval, the 2004 Plan cannot be amended to increase the number of shares authorized, extend the term of the 2004 Plan, change the class of persons eligible to receive incentive stock options or effect any other change that would require shareholder approval under any applicable law or NASDAQ rule. Generally, any amendment, alteration or termination of the 2004 Plan or any award agreement may not adversely affect any outstanding award without the consent of the participant, except under certain circumstances as set forth in the 2004 Plan.

PokerTek, Inc. 2005 Stock Incentive Plan

On July 29, 2005, we adopted the 2005 Plan. The 2005 Plan authorizes the issuance of up to 800,000 shares of our common stock, plus up to 825,000 shares under the 2004 Plan that cease for any reason to be subject to such awards, up to a maximum of 1,625,000 shares of our common stock. Notwithstanding the maximum number of shares authorized for issuance under the 2005 Plan, the maximum number of shares of common stock that we may issue pursuant to incentive stock options is 800,000.

The authority to administer the 2005 Plan has been delegated by the Board of Directors to the Compensation Committee. The Compensation Committee has the power to make awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to our employees, directors and independent contractors.

The types of awards that may be granted under the 2005 Plan include incentive and non-qualified stock options, restricted awards, stock appreciation rights, performance awards, phantom stock awards, dividend equivalent awards and other stock-based awards. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Compensation Committee in its sole discretion.

Upon a change in control, as defined in the 2005 Plan, and unless an award agreement, employment agreement or other agreement between a participant and us provides otherwise or Internal Revenue Code Section 409A or related regulations or guidance requires otherwise, the 2005 Plan provides that:

•	all options and stock appreciation rights outstanding as of the date of the change in control will become fully exercisable, whether or not then otherwise exercisable; and

•
any restrictions applicable to any restricted award, performance award or phantom stock award will be deemed to have been met, and such awards will become fully vested, earned and payable to the fullest extent of the original grant of the applicable award.

However, under certain conditions, the 2005 Plan authorizes the Compensation Committee, in the event of a merger, share exchange, reorganization, sale of all or substantially all of our assets or other similar transaction or event affecting us or one of our affiliates or shareholders, to determine that any or all awards will not vest or become exercisable on an accelerated basis, if we or the surviving or acquiring corporation takes action, including but not limited to the assumption of awards or the grant of substitute awards, that, in the opinion of the Compensation Committee, is equitable or appropriate to protect the rights and interest of participants under the 2005 Plan.

The 2005 Plan will continue in effect until July 29, 2015, unless earlier terminated. Generally, the Board of Directors may amend, alter or terminate the 2005 Plan at any time, provided that without shareholder approval, the 2005 Plan cannot be amended to increase the number of shares authorized, change the class of persons eligible to receive incentive stock options or effect any other change that would require shareholder approval under any applicable law or NASDAQ rule. Generally, the Compensation Committee may amend, alter or terminate an award, except that a recipient must consent to any change that would materially adversely affect the rights of the recipient with respect to the award. The Compensation Committee, however, has unilateral authority to amend the 2005 Plan or any award as necessary to comply with applicable law.

PokerTek, Inc. 2007 Stock Incentive Plan

On May 23, 2007, we adopted the 2007 Stock Incentive Plan (the “2007 Plan”). The maximum number of shares of our common stock that may be issued pursuant to awards granted under the 2007 Plan may not exceed the sum of: (i) 500,000 shares plus (ii) any shares of common stock remaining available for issuance as of the effective date of the 2007 Plan under the 2004 Plan and the 2005 Plan (collectively, the “Prior Plans”), plus (iii) any shares of common stock subject to an award granted under a Prior Plan if the award is forfeited, canceled, terminated, expires or lapses for any reason without the issuance of shares pursuant to the award or shares subject to an award granted under a Prior Plan which shares are forfeited to, or repurchased or reacquired by us. Notwithstanding the maximum number of shares authorized for issuance under the 2007 Plan, the maximum number of shares of common stock that we may issue pursuant to incentive stock options is 500,000.

The Board of Directors has authority to administer the 2007 Plan and may delegate such authority to the Compensation Committee of the Board. However, the Board has sole authority to grant awards to directors who are not our employees or employees of our affiliates. Under the terms of the 2007 Plan, the Administrator has authority to take any action with respect to the 2007 Plan and make determinations deemed necessary or advisable for administering the 2007 Plan. Without limiting the foregoing, the Administrator may also accelerate the date that any award may become exercisable, vested or earned in whole or in part without any obligation to accelerate such date with respect to any other award and may modify terms and conditions for exercise, vesting or earning of an award. Awards may be made to our employees, directors, and independent contractors.

The types of awards that may be granted under the 2007 Plan include stock options in the form of incentive stock options and nonqualified stock options, restricted awards in the form of restricted stock awards and restricted stock units, stock appreciation rights, performance awards in the form of performance shares and performance units, phantom stock awards and dividend equivalent awards. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Administrator.

Upon a change in control event, as defined in the 2007 Plan, and unless otherwise provided in individual award agreements or other agreements between us and a participant, awards generally will become fully exercisable, vested, earned and payable to the fullest extent of the original grant of the applicable award. However, if the Administrator determines that any or all awards will not vest or become exercisable on an accelerated basis if we (or the surviving or acquiring corporation, as the case may be) have taken such action, including but not limited to the assumption of awards granted under the 2007 Plan or the grant of substitute awards (in either case, with substantially similar terms or equivalent economic benefits as awards granted under the 2007 Plan), as the Administrator determines to be equitable or appropriate to protect the rights and interests of participants under the 2007 Plan.

The 2007 Plan will continue in effect until May 22, 2017, unless earlier terminated. The 2007 Plan may be amended, altered, suspended and/or terminated at any time by the Board of Directors, subject to the following: (i) shareholder approval is required of any 2007 Plan amendment if such approval is required by applicable law, rule or regulation; and (ii) except for anti-dilution adjustments made under the 2007 Plan, the option price for any outstanding option or base price of any outstanding SAR granted under the 2007 Plan may not be decreased after the date of grant, nor may any outstanding option or SAR granted under the 2007 Plan be surrendered to us as consideration for the grant of a new option or SAR with a lower option price or base price than the original option or SAR, as the case may be, without shareholder approval of any such action. In addition, the Administrator may amend, alter, suspend and/or terminate any award, prospectively or retroactively, although, generally, no such action may be taken without a participant’s consent if his rights with respect to the award would be materially adversely affected.

However, the Administrator has the unilateral authority to (i) make adjustments to the terms and conditions of awards upon the occurrence of certain unusual or nonrecurring events affecting us or any affiliate or our financial statements or those of any affiliate, and to (ii) amend the 2007 Plan and any award to the extent necessary to comply with applicable laws, rules and regulations or changes to applicable laws, rules and regulations. The Administrator also may unilaterally cause any award granted under the 2007 Plan to be canceled in consideration of an alternative award or cash payment of an equivalent cash value (as determined by the Administrator) made to the holder of such canceled award. The Administrator also may impose forfeiture, recoupment or similar restrictions upon awards or shares issued or cash paid or payable pursuant to awards.

The following table sets forth information regarding all outstanding equity awards held by named executive officers at December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised		Option	Option
	Options (#)		Options (#)		Exercise	Expiration
Name	Exercisable		Unexercisable		Price	Date
Christopher J.C. Halligan	37,500	(1)	112,500	(1)	$12.65	September 29, 2016
	-		125,000	(1)	$9.62	September 28, 2017
Mark D. Roberson	-		75,000	(1)	$7.75	December 31, 2017
Hal J. Shinn, III	75,000	(1)	-		$2.67	August 31, 2014
	56,250	(1)	18,750	(1)	$2.67	August 31, 2014
	15,000	(1)	5,000	(1)	$2.67	December 31, 2014
	5,625	(1)	9,375	(1)	$11.96	March 31, 2016

(1)
These options were granted on 09/30/2006. The unexercisable portion of this option as of December 31, 2007 vests and becomes exercisable in equal installments on 03/31/08, 09/30/08, 03/31/09, 09/30/09, 03/31/10 and 09/30/10.

(2)
These options were granted on 09/28/2007. The unexercisable portion of this option as of December 31, 2007 vests and becomes exercisable in equal installments on 03/31/08, 09/30/08, 03/31/09, 09/30/09, 03/31/10, 09/30/10, 03/31/11 and 09/30/11.

(3)
These options were granted on 12/31/2007. The unexercisable portion of this option as of December 31, 2007 vests and becomes exercisable in equal installments on 06/30/08, 12/31/08, 06/30/09, 12/31/09, 06/30/10, 12/31/10, 06/30/11, 12/31/11 and 06/30/12.

(4)	These options were granted on 08/31/04 and are fully vested and exercisable.

(5)	These options were granted on 08/31/04. The unexercisable portion of this option as of December 31, 2007 vests and becomes exercisable in equal installments on 02/29/08 and 08/31/08.

(6)	These options were granted on 12/31/04. The unexercisable portion of this option as of December 31, 2007 vests and becomes exercisable in equal installments on 06/30/08 and 12/31/08.

(7)
These options were granted on 03/31/06. The unexercisable portion of this option as of December 31, 2007 vests and becomes exercisable in equal installments on 03/31/08, 09/30/08, 03/31/09, 09/30/09 and 03/31/10.

In the event of termination of employment other than for cause (unless the applicable employment agreement provides to the contrary and unless the administrator of the 2007 Stock Incentive Plan determines otherwise), options and restricted stock awards granted in fiscal 2007 to certain of our executive and other officers, including the named executive officers, generally will continue to vest pursuant to the same vesting schedule as if such individual had remained an employee of PokerTek and, with respect to such options, the vested portions will be exercisable for the full option term.

POTENTIAL PAYMENTS UPON TERMINATION, RETIREMENT, SEVERANCE OR CHANGE-IN-CONTROL

Under SEC rules, we are required to estimate and quantify the payments and benefits that would be payable upon the occurrence of a triggering event, as if the triggering event had occurred as of the last business day of the last fiscal year. Accordingly, the discussion below sets forth the estimated payments and benefits that would have become payable if we had terminated the employment of one of our named executive officers without just cause or if one of our named executive officers had terminated his employment with us for good reason as of December 31, 2007.

Mr. Crawford does not have an employment agreement and is not entitled to any potential payments upon termination, retirement, severance or change-in-control. Although Mr. White is no longer an employee, while he served as our Chief Executive Officer he did not have an employment agreement and is also not entitled to any potential payments upon termination, retirement, severance or change-in-control.

Executive Employment Agreements

In the event we terminate Mr. Halligan’s employment without cause (as defined in the employment agreement) or if Mr. Halligan terminates his employment for good reason (as defined in the employment agreement), Mr. Halligan is entitled to severance in the form of continuation of his base salary for three months, which would equal $40,000. In addition, if Mr. Halligan terminates his employment for good reason, he will be entitled to the severance benefits of $40,000 identified above, as well as additional severance in the form of reimbursement of any COBRA payments during the three-month period of $2,769. Further, if Mr. Halligan’s employment is terminated by us for any reason except cause, all stock options granted to him through the date of termination will vest immediately if he executes a general release with language acceptable to us on or before the effective date of termination. Because the closing price of our common stock on the NASDAQ Global Market on December 31, 2007 was less than the exercise price per share of each of Mr. Halligan’s stock options for which vesting would be accelerated, his stock options were valued at $0. In the event we terminate Mr. Halligan’s employment following a change of control or if we relocate Mr. Halligan to an office that is more than 75 miles from Charlotte, North Carolina without Mr. Halligan’s consent, Mr. Halligan is entitled to severance in the form of continuation of his base salary and benefits for three months, which would equal $40,000 and $2,769 respectively.

In the event we terminate Mr. Roberson’s employment without cause (as defined in the employment agreement) or if Mr. Roberson terminates his employment for good reason (as defined in the employment agreement), Mr. Roberson is entitled to severance in the form of continuation of his base salary for six months, which would equal $80,000. In addition, if Mr. Roberson terminates his employment for good reason, he will be entitled to the severance benefits of $80,000 identified above, as well as additional severance in the form of reimbursement of any COBRA payments during the six-month period of $5,539. Further, if Mr. Roberson’s employment is terminated by us for any reason except cause, all stock options granted to him through the date of termination will vest immediately if he executes a general release with language acceptable to us on or before the effective date of termination. Because the closing price of our common stock on the NASDAQ Global Market on December 31, 2007 was equal to the exercise price per share of each of Mr. Roberson’s stock options for which vesting would be accelerated, his stock options were valued at $0. In the event we terminate Mr. Roberson’s employment following a change of control or if we relocate Mr. Roberson to an office that is more than 75 miles from Charlotte, North Carolina without Mr. Roberson’s consent, Mr. Roberson is entitled to severance in the form of continuation of his base salary and benefits for six months, which would equal $80,000 and $5,539 respectively.

In the event we terminate Mr. Shinn’s employment without cause (as defined in the employment agreement) or if Mr. Shinn terminates his employment for good reason (as defined in the employment agreement), Mr. Shinn is entitled to severance in the form of continuation of his base salary for two months, which would equal $25,375. In addition, if Mr. Shinn terminates his employment for good reason, he will be entitled to the severance benefits of $25,375 identified above, as well as additional severance in the form of reimbursement of any COBRA payments during the two-month period of $1,846. Further, if Mr. Shinn’s employment is terminated by us for any reason except cause, all stock options granted will vest immediately if he executes a general release with language acceptable to us on or before the effective date of termination. Mr. Shinn’s stock options were valued at $863,600, which was calculated based on the difference between $7.75, the closing price of our common stock on the NASDAQ Global Market on December 31, 2007, and the exercise price per share of each option for which vesting would be accelerated. In the event we terminate Mr. Shinn’s employment following a change of control or if we relocate Mr. Shinn to an office that is more than 75 miles from Charlotte, North Carolina without Mr. Shinn’s consent, Mr. Shinn is entitled to severance in the form of continuation of his base salary and benefits for two months, which would equal $25,375 and $1,846 respectively.

DIRECTOR COMPENSATION

Except as described below, none of our directors received an annual retainer or other form of compensation for his services as a member of the Board during fiscal 2007.

In January 2005, we entered into a Board Member Agreement with Lyle Berman pursuant to which, for his service on the Board, we granted Mr. Berman an option to purchase 200,000 shares of our common stock at a purchase price equal to $2.67, under the terms and conditions set forth in the Stock Option Agreement (the “Option Agreement”). Under the Board Member Agreement, 50,000 shares vested in a series of four (4) successive equal quarterly installments over the one year period measured from the date of the agreement upon Mr. Berman’s completion of each additional quarter over a one-year period. The remaining option shares will vest in a series of twelve successive equal quarterly installments upon Mr. Berman’s completion of each additional quarter serving as a member of the Board over the three-year period beginning one year from the date of the Option Agreement. The Option Agreement provides that all shares subject to the Option Agreement at the time of a change of control (as defined in the 2004 Stock Incentive Plan) not otherwise vested shall automatically vest in full immediately prior to the effective date of the change of control so that the option may be exercised for any or all of the shares. In addition, if Mr. Berman is terminated without cause (as defined in the Option Agreement) as a member of the Board without his written consent, or if our shareholders do not re-elect Mr. Berman to the Board at any time during the term of the option, or in the event of a constructive termination (as defined in the Option Agreement) of Mr. Berman’s service as a member of the Board at any time during the term of the option, the option shall become exercisable in full and may be exercised for any or all of the shares. In January 2005, we also entered into an Indemnification Agreement with Lyle Berman which is described in more detail under the heading “Indemnification Agreement” below.

In March 2006, the Board entered into a Board Member Agreement and a Non-Employee Director Stock Option Agreement with Mr. Lahti that established his compensation for service as a member of the Board as follows: (i) an annual fee of $50,000, payable on a quarterly basis; and (ii) a one-time grant of a nonqualified option for 50,000 shares of our common stock at the closing market price of our common stock on March 31, 2006, which was $11.96. Pursuant to the Non-Employee Director Stock Option Agreement, the option has a 10-year term and the shares of our common stock subject to option will vest 5% per quarter. The first 5% installment became exercisable on June 30, 2006. In addition, pursuant to the Board Member Agreement: (i) Mr. Lahti agreed to certain representations and covenants relating to non-disclosure of certain information and restrictions on activities relating to the marketing and distribution of certain poker tables; and (ii) we will reimburse all expenses incurred by Mr. Lahti in the course of the performance of his duties as a director that we approve in advance.

All non-employee directors are eligible to receive discretionary stock-based awards under our 2007 Stock Incentive Plan.  For fiscal year 2007, no such discretionary equity awards were made to non-employee directors.

	Fees Earned
	or Paid in		Option
Name	Cash		Awards		Total
Joseph J. Lahti	$50,000	(1)	$-	(2)	$50,000
Arthur Lee Lomax	$27,000	(3)	$-		$27,000
Lyle Berman	$-		$-	(4)	$-

(1)	Pursuant to his Board Member Agreement, Mr. Lahti received this amount as a retainer for his service on the Board during 2007.

(2)	As of December 31, 2007, Mr. Lahti held options to acquire 50,000 shares of the Company’s common stock, of which 17,500 are vested and exercisable.

(3)	Mr. Lomax received this amount as a pro-rated retainer for his service on the Board during 2007.

(4)	As of December 31, 2007, Mr. Berman held options to acquire 200,000 shares of the Company’s common stock, of which 137,500 are vested and exercisable.

As noted above, Messrs. Berman, Lomax and Lahti received no stock option grants in 2007, and Mr. Berman received no compensation during 2007.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of the Compensation Committee are Messrs. Berman (Chairman), Lomax and Lahti, each of whom also served as a member of the Compensation Committee during 2007. None of the current members of the Compensation Committee has ever served as an officer or employee of PokerTek. No interlocking relationships exist between PokerTek’s current Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2007 relating to our equity compensation plans, under which grants of stock options, restricted stock and other rights to acquire shares of our common stock may be granted from time to time.

Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under the
	issued upon exercise of	exercise price of	equity compensation plan
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights (1)	reflected in column(a)) (2)
	(a)	(b)	(c)
Equity compensation plan approved	2,034,825	$8.42	90,175
by security holders
Equity compensation plan not
approved by security holders	-	-	-
Total	2,034,825	$8.42	90,175

(1)	The exercise prices for outstanding options granted to employees under the 2004, 2005 and 2007 plans range from $2.67 to $12.65 per share, with a weighted average exercise price of $8.42 per share.

(2)
In addition to being available for future issuance upon exercise of stock options that may be granted after December 31, 2006, our 2005 stock incentive plan provides for the issuance of restricted stock awards and other stock-based awards.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2008 by (a) each person known by us to own beneficially more than five percent of the outstanding shares of our common stock, (b) each director and nominee for director, (c) the Named Executives (as defined in “Summary Compensation Table,” below), and (d) all current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of March 31, 2008 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each shareholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise noted, the address of all listed shareholders is c/o PokerTek, Inc., 1150 Crews Road, Suite F, Matthews, North Carolina 28105.

	Number of Shares		Percent of
Name of Beneficial Owner	Beneficially Owned		Class

Directors and Executive Officers:
Gehrig H. White	2,129,900	(1)	19.48%
Lyle Berman	479,438	(2)	4.38%
James T. Crawford, III	1,224,900	(3)	11.20%
Joseph J. Lahti	20,000	(4)	*
Arthur Lee Lomax	360,100	(5)	3.29%
Christopher J. C. Halligan	80,298	(6)	*
Hal Shinn	163,125	(4)	1.49%
Mark D. Roberson	1,000	(7)	*
Al directors and executive officers as a group (8 persons)	4,458,761		40.78%

5% Shareholders:
GHW Enterprises, LLC	1,829,900	(8)	16.74%
Crawford Ventures, LLC	1,373,900	(9)	12.56%
Aristocrat International Pty. Limited	1,807,545	(10)	16.53%

* Indicates less than one percent

(1)
Consists of 300,000 shares of common stock owned by Mr. White and 1,829,900 shares of common stock owned by GHW Enterprises, LLC, which is controlled by Mr. White. Mr. White has sole voting and dispositive power with respect to all of the shares of common stock.

(2)
Includes 329,438 shares of common stock and 150,000 presently exercisable options to purchase our common stock owned by the Lyle A. Berman Revocable Trust, for which Mr. Berman serves as trustee and with respect to which Mr. Berman has sole voting and dispositive power.

(3)
Consists of shares of common stock owned by Crawford Ventures, LLC, which is controlled by Mr. Crawford. Mr. Crawford has sole voting and dispositive power with respect to all of the shares of common stock.

(4)	Consists of presently exercisable options to purchase our common stock.

(5)
Consists of 296,700 shares of common stock owned by Mr. Lomax, with respect to which he has sole voting and dispositive power and 63,400 shares of common stock owned by Charitable Remainder Unitrust, for which Mr. Lomax shares dispositive power with Larry Swartz.

(6)	Consists of 8,423 shares of common stock owned by Mr. Halligan and 71,875 presently exercisable options to purchase our common stock.

(7)	Consists of 1,000 shares of common stock owned by Mr. Roberson.

(8)
The address of GHW Enterprises, LLC is 6207 Glynmoor Lakes Drive, Charlotte, North Carolina 28277. Gehrig H. White, as manager, controls GHW Enterprises, LLC and has sole voting and dispositive power with respect to the shares of common stock held by GHW Enterprises, LLC.

(9)
The address of Crawford Ventures, LLC is 5237 Lancelot Drive, Charlotte, North Carolina 28270. James T. Crawford, III, as manager, controls Crawford Ventures, LLC and has sole voting and dispositive power with respect to the shares of common stock held by Crawford Ventures, LLC.

(10)
Consists of shares of common stock for which voting and dispositive power is shared by Aristocrat International Pty. Limited and Aristocrat Leisure Limited. The address of each of Aristocrat International Pty. Limited and Aristocrat Leisure Limited is 71 Longueville Road, Lane Cove, NSW 2066, Australia. Information reported is based on information provided by Aristocrat International Pty. Limited on February 12, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS

Identification of Transactions

In January 2006, we entered into an international distribution rights agreement with Aristocrat International Pty. Limited and its affiliates, which we refer to collectively as Aristocrat. Aristocrat International Pty. Limited is a wholly owned subsidiary and affiliate of Aristocrat Leisure Limited, a leading global provider of gaming solutions that focuses primarily on video slot machines, progressive systems and casino management systems. Aristocrat owns approximately 19% of our outstanding common stock and is currently one of our three largest shareholders. The distribution agreement provides Aristocrat with the sole and exclusive right to globally (excluding the United States and Canada) distribute, market, enter into license agreements and, under certain circumstances, manufacture our PokerPro system, in return for Aristocrat’s payment to us of a portion of the license fees received by Aristocrat from each customer in connection with Aristocrat’s licensing of the PokerPro system. During 2007, we recorded $388,611 of license fees from Aristocrat, as discussed above, and also recorded $1,337,342 of equipment sales to Aristocrat to facilitate Aristocrat’s demonstrations of the PokerPro system to potential customers and regulatory bodies. At December 31, 2007, Aristocrat owed the Company $176,476, which was paid in full during January 2008. During 2006, we recorded $13,735 of license fees from Aristocrat, as discussed above, and also recorded $1,144,829 of equipment sales to Aristocrat to facilitate Aristocrat’s demonstrations of the PokerPro system to potential customers and regulatory bodies. At December 31, 2006, Aristocrat owed the Company $169,344, which was paid in full during January 2007.

In September 2006, Crawford White Investments, LLC, an entity owned and controlled by our former Chief Executive Officer and our current President, purchased one of the buildings in which we lease one of our two spaces. During February 2007, the entity purchased the other building in which we lease space. The initial terms of our lease were negotiated at arms’ length and the terms of our existing leases were not modified upon this change in building ownership. Rent expense recorded for the aggregate leased space for the year ended December 31, 2007 was $160,766 of which $176,500 was paid to Crawford White Investments, LLC. Rent expense recorded for the aggregate leased space for the year ended December 31, 2006 was $147,090 of which $45,490 was paid to Crawford White Investments, LLC.

INDEMNIFICATION AGREEMENT

In January 2005, we entered into an Indemnification Agreement with Lyle Berman, the Chairman of the Board of Directors, which provides for (i) indemnification against Mr. Berman’s personal liability to the fullest extent permitted by law and (ii) advancing of related expenses to Mr. Berman, including attorneys’ fees, judgments, fines and settlement amounts incurred by Mr. Berman in any action or proceeding.

In accordance with the listing standards of The NASDAQ Stock Market LLC, our Board of Directors must consist of a majority of independent directors. The Board has determined that Messrs. Berman, Lahti and Lomax are each an “independent director,” as that term is defined under the applicable NASDAQ listing standards. The Board performed a review to determine the independence of its members and made a subjective determination as to each of these independent directors that no transactions, relationships or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of PokerTek, Inc. In making these determinations, the Board reviewed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. Each of the members of the Board’s Audit Committee, Compensation Committee and Nominating and Governance Committee also has been determined by the Board to be independent under applicable NASDAQ listing standards and, in the case of the Audit Committee, under the independence requirements established by the Securities and Exchange Commission.

Item 14.  Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEE INFORMATION

The following table shows the aggregate fees that we paid or accrued for the audit and other services provided by McGladrey & Pullen, LLP for fiscal years 2006 and 2007.

	2007	2006
Audit Fees	$177,605	$118,000
Tax Fees	19,700	21,947
All Other Fees	19,580	4,100
Total	$216,885	$144,047

Audit Fees. This category includes fees for (i) the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q; and (ii) services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Tax Fees. This category consists of professional services rendered by McGladrey & Pullen, LLP for tax compliance, tax planning, tax return preparation, tax research and tax advice.

All Other Fees. This category includes the aggregate fees for products that are not reported above under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” These fees consist of professional services rendered by McGladrey & Pullen, LLP for assistance with investigations by various regulatory bodies.

The Audit Committee has considered the compatibility of the non-audit-related services performed by and fees paid to McGladrey & Pullen, LLP in fiscal year 2007 and the proposed non-audit related services and proposed fees for fiscal year 2008 and the possible effect of the performance of such services and payment of such fees on the independence of McGladrey & Pullen, LLP. All audit and non-audit services were approved by the Audit Committee, either specifically or in accordance with the Audit Committee’s pre-approval policies and procedures, prior to such services being rendered.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee has adopted a policy that requires the Audit Committee to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm (and any non-audit service provided by any other accounting firm) prior to the performance of each such service.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POKERTEK, INC.

Date: April 29, 2008
By: /s/ Christopher J.C. Halligan
Christopher J.C. Halligan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher J.C. Halligan		Date:	April 29, 2008
Name:	Christopher J.C. Halligan
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Mark D. Roberson		Date:	April 29, 2008
Name:	Mark D. Roberson
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Lyle Berman		Date:	April 29, 2008
Name:	Lyle Berman
Title:	Chairman of the Board of Directors

/s/ Gehrig H. White		Date:	April 29, 2008
Name:	Gehrig H. White
Title:	Vice Chairman of the Board of Directors

/s/ James T. Crawford, III		Date:	April 29, 2008
Name:	James T. Crawford, III
Title:	President, Secretary and Director

/s/ Joseph J. Lahti		Date:	April 29, 2008
Name:	Joseph J. Lahti
Title:	Director

/s/ Arthur Lee Lomax		Date:	April 29, 2008
Name:	Arthur Lee Lomax
Title:	Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.