Form 10-Q
period 2008-03-31
POKERTEK, INC.
filed 2008-05-15
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (do not check if a smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

As of May 7, 2008, there were 10,934,464 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
License and service fees	$1,521,676	$508,111
Product sales	1,679,820	83,465
Total revenues	3,201,496	591,576

Costs and operating expenses:
Cost of product sales	1,228,933	73,587
Selling, general and administrative	2,581,972	1,862,703
Research and development	975,312	1,007,288
Depreciation	617,458	365,808
Total costs and operating expenses	5,403,675	3,309,386

Operating loss	(2,202,179)	(2,717,810)

Other income:
Interest income, net	65,855	90,832
Net loss	$(2,136,324)	$(2,626,978)

Net loss per common share - basic and diluted	$(0.20)	$(0.28)

Weighted average common shares outstanding - basic and diluted	10,934,464	9,472,020

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (unaudited)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$4,496,169	$1,229,980
Short-term investments, at fair value	-	5,950,000
Accounts receivable, net	1,872,867	968,536
Inventory	2,879,223	2,642,481
Prepaid expenses and other assets	264,684	331,199
Total current assets	9,512,943	11,122,196

Other assets:
PokerPro systems, net	4,619,377	4,991,634
Property and equipment, net	598,322	605,046
Long-term investments, at fair value	3,723,044	-
Other assets	358,814	377,029

Total assets	$18,812,500	$17,095,905

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,149,325	$1,465,202
Accrued liabilities	1,014,097	964,173
Short-term debt	1,000,000	-
Total current liabilities	4,163,422	2,429,375

Long-term debt	2,000,000	-

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 10,934,464 shares at March 31, 2008 and December 31, 2007	-	-
Additional paid-in capital	41,649,048	41,353,220
Accumulated deficit	(28,823,014)	(26,686,690)
Accumulated other comprehensive loss	(176,956)	-
Total shareholders' equity	12,649,078	14,666,530

Total liabilities and shareholders' equity	$18,812,500	$17,095,905

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,136,324)	$(2,626,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	617,458	365,808
Share-based compensation expense	295,828	202,499
Changes in assets and liabilities:
Accounts and other receivables	(904,331)	(90,227)
Prepaid expenses and other assets	84,730	25,855
Inventory	(236,742)	(464,847)
PokerPro systems	(195,738)	(973,270)
Accounts payable and accrued expenses	734,047	(213,769)
Net cash used in operating activities	(1,741,072)	(3,774,929)
Cash flows from investing activities:
Purchases of property and equipment	(42,739)	(34,769)
Sale of investments	2,050,000	4,600,000
Purchase of investments	-	(1,800,000)
Net cash provided by investing activities	2,007,261	2,765,231
Cash flows from financing activities:
Proceeds from long-term debt	2,000,000	-
Proceeds from short-term debt	1,000,000	-
Net cash provided by financing activities	3,000,000	-
Net increase (decrease) in cash and cash equivalents	3,266,189	(1,009,698)
Cash and cash equivalents, beginning of year	1,229,980	1,803,501
Cash and cash equivalents, end of year	$4,496,169	$793,803

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Basis of Presentation

Nature of Business

PokerTek, Inc. (“PokerTek” or the “Company”) is engaged in the development, manufacture and marketing of electronic poker-related products for use in the gaming and amusement markets.

The Company currently has two product lines, PokerPro® gaming products and Heads-Up Challenge™ amusement products. The PokerPro system is an electronic poker table that provides a fully-automated poker-room environment to tribal casinos, commercial casinos, cruise ships and card clubs. The Heads-Up Challenge World Series of Poker® edition is an innovative heads-up amusement poker table that enables two players to compete against each other in a game of Texas Hold’em poker for entertainment purposes in non-gambling venues such as bars and restaurants.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PokerTek, Inc. and its consolidated subsidiary. All significant intercompany transactions and accounts have been eliminated.

Certain reclassifications have been made to prior period’s financial information to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies as described in the Annual Report.

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In September 2006, the FASB issued statement No. 157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of FAS 157 as of January 1, 2008, for financial instruments measured at fair value on a recurring and nonrecurring basis. Although the adoption of FAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

FAS 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of March 31, 2008, the Company held investments in auction rate securities that are required to be measured at fair value on a recurring basis. The Company estimated the fair value of its auction rate securities based on estimates contained in the broker statements that were compiled utilizing Level 3 inputs including, but not limited to, factors such as tax status, credit quality, duration, insurance wraps and the portfolio composition of The Federal Family Education Loan Program loans. Refer to Note 2, “Investments in Auction Rate Securities.”

 In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities. FAS 161 improves financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is not currently the holder of any derivative instruments; thus, adoption of FAS 161 would not currently have any effect on the Company's results of operations, financial condition, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“FAS 160”), Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51. FAS 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of FAS No. 160 to have a material impact on Company's results of operations, financial condition, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007) (“FAS 141R”), Business Combinations. FAS 141R establishes requirements for how the acquirer should recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquired entity. FAS 141R also clarifies the recognition and measurement of goodwill acquired in a business combination and a gain from a bargain purchase. Additionally, FAS 141R clarifies the required disclosures in a business combination. The standard is effective for fiscal years beginning on or after December 15, 2008. The Company has not been involved in any business combinations; thus, adoption of FAS 141R would not currently have any effect on the Company's results of operations, financial condition, or cash flows.

Note 2. Investments in Auction Rate Securities (“ARS”)

The Company accounts for its ARS in accordance with Statement of Financial Accounting Standards No. 115 (“FAS 115”), Accounting for Certain Investments in Debt and Equity Securities, and classifies them as “available for sale.” Investments in available-for-sale securities are recorded at fair value, and unrealized gains or losses (that are deemed to be temporary) are recognized, net of tax, through shareholders’ equity, as a component of other comprehensive income in the Company’s consolidated balance sheet. The Company records an impairment charge to earnings when an investment has experienced a decline in value that is deemed to be other-than-temporary.

The ARS held by the Company are securities with long-term nominal maturities for which the interest rates have historically been reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. The Company’s investments in ARS represent interests in collateralized debt obligations supported by pools of federally backed student loans. Consistent with the Company’s investment policy, the ARS investments held by the Company all have AAA/Aaa credit ratings and are backed by The Federal Family Education Loan Program. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders during early 2008.

Historically, given the liquidity created by the auctions, ARS were presented as current assets. However, given the recently failed auctions, the Company’s ARS have become illiquid until there is a successful auction or a secondary market develops. Based on the long-term maturities of the underlying student loans, the Company determined that the carrying value of the investment in ARS should be reclassified to long-term assets on the accompanying consolidated balance sheet as of March 31, 2008.

As of March 31, 2008, the Company also concluded that the cost exceeded fair value for its investment in ARS and that this decline in fair value was temporary. Based on the information currently available, management believes that the underlying investments in the student loan portfolios remain sound and that this impairment is the result of the failure of the auction mechanisms to provide current liquidity. In addition, the Company continues to receive interest on its ARS on a timely basis, there have been no defaults on the ARS, and the ARS are insured by The Federal Family Education Loan Program. Therefore, the Company has recorded an unrealized loss of $176,956 (original cost and par value was $3.9 million) to accumulated other comprehensive income during the period.

Any future fluctuation in fair value related to this ARS that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record an impairment charge to earnings.

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at March 31, 2008, were as follows:

	Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Investment in auction rate securities	$-	$-	$3,723,044
Total assets measured at fair value	$-	$-	$3,723,044

The following table presents the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FAS 157 at March 31, 2008:

Fair Value Measurements using Significant Unobservable Inputs (Level 3)

Auction Rate Securities
Balance at December 31, 2007	$-
Purchases and (sales), net	-
Transfers to Level 3	3,900,000
Included in accumulated other comprehensive loss	(176,956)
Balance at March 31, 2008	$3,723,044

 Note 3. Inventory

Inventory at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
Raw materials and components	$1,111,256	$1,398,752
PokerPro systems in process	556,852	620,224
Finished goods	1,211,115	623,505
Inventory	$2,879,223	$2,642,481

Note 4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007

Prepaid expenses	$257,168	$252,418
Other	7,516	78,781
Prepaid expenses and other assets	$264,684	$331,199

Deferred licensing fees, net	$309,964	$329,229
Other	48,850	47,800
Other assets	$358,814	$377,029

Note 5. PokerPro Systems

PokerPro systems at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
PokerPro systems	$7,193,959	$6,837,941
Temporarily idle PokerPro systems (a)	341,421	501,701
	7,535,380	7,339,642
Less: accumulated depreciation (a)	(2,916,003)	(2,348,008)
PokerPro systems, net	$4,619,377	$4,991,634

(a) The systems will be redeployed as scheduling allows. Included in the March 31, 2008 and December 31, 2007 accumulated depreciation is $114,801 and $206,178, respectively, related to the temporarily idle PokerPro systems.

Note 6. Property and Equipment

Property and equipment at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
Equipment	$715,926	$673,188
Leasehold improvements	189,157	189,157
	905,083	862,345
Less: accumulated depreciation	(306,761)	(257,299)
Property and equipment, net	$598,322	$605,046

Note 7. Accrued Liabilities

Accrued liabilities at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007

Deferred revenue	$386,421	$399,900
Accrued professional fees	191,334	334,731
Other	436,342	229,542
Accrued liabilities	$1,014,097	$964,173

Note 8. Comprehensive Loss

Comprehensive loss at March 31, 2008 and March 31, 2007 consists of the following:

	March 31, 2008	March 31, 2007

Net loss	$(2,136,324)	$(2,626,978)
Unrealized loss on investments	(176,956)	-
Comprehensive loss	$(2,313,280)	$(2,626,978)

Note 9. Debt

The Company’s short-term and long-term debt at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007

Short-term debt	$1,000,000	$-
Long-term debt	2,000,000	-
Total debt	$3,000,000	$-

Short-term Debt: On March 19, 2008, the Company received an extension of credit from UBS Financial Services Inc., resulting in the creation of a direct financial obligation. The Company received $1.0 million from UBS Financial Services Inc. bearing interest payable monthly at 30-day LIBOR plus 0.25%. This extension of credit is collateralized by the Company’s portfolio of $3.9 million of ARS held at UBS.

Long-term Debt: On March 24, 2008, the Company entered into a loan agreement with Lyle A. Berman, James T. Crawford III, Arthur Lee Lomax and Gehrig H. “Lou” White. Messrs. Crawford, Lomax and White are the founders of the Company. Each of the lenders are also members of our Board of Directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman. Upon closing, the lenders loaned the Company $2.0 million and the Company issued the lenders a promissory note in the principal amount of $2.0 million. The loan bears interest at 13% with all unpaid principal and interest payable on March 24, 2010. The Company intends to pay interest on a monthly basis and the loan principal may be repaid prior to maturity without penalty. The loan contains no restrictive covenants and is collateralized by security interests in the Company’s PokerPro systems deployed in North America and on cruise ships as of December 31, 2007.

Note 10. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer 3% to 5% of their annual compensation. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended March 31, 2008 and March 31, 2007, the Company recorded contribution expense of $36,656 and $28,113, respectively.

Note 11. Commitments and Contingencies

Indemnifications

The Company maintains directors’ and officers’ liability insurance for the benefit of its directors and certain of its officers. The Company has entered into a separate indemnification agreement with Lyle Berman, the Chairman of the Board of Directors, which provides for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by Mr. Berman in any action or proceeding arising from his service as a director of the Company.

The Company also indemnifies its casino customers from any claims or suits brought by a third party alleging infringement of a United States patent, copyright or mask work right. The Company typically agrees to pay all costs and damages, provided the customer provides prompt written notice of any claim.

Legal Proceedings

Lightning Poker™: On March 17, 2008, the Company was served with a complaint filed on March 6, 2008 in the United States District Court for the District of New Jersey, by Lightning Gaming, Inc. and Lightning Poker, Inc. The complaint alleges that the Company infringes United States Patent No. 7,306,516, owned by Lightning Poker. The complaint is seeking unspecified monetary damages from the Company as well as a permanent injunction enjoining the Company from infringing the patent or unfairly competing with the plaintiffs. The Company believes that either its products do not violate the patent that forms the basis of the lawsuit, that the patent is invalid, or both.

Note 12. Shareholders’ Equity

Stock Incentive Plan

Option activity under the Company’s stock incentive plan for the three months ended March 31, 2008 was as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,034,825	$8.42
Granted	40,000	3.81
Exercised	-	-
Forfeited	(66,225)	10.16
Expired	-	-
Outstanding at March 31, 2008	2,008,600	$8.27	8.1	$(8,965,287)

Exercisable at March 31, 2008	950,308	$6.82	7.4	$(2,858,562)

The Company recorded share based compensation expense of $295,828 and $202,499 as of March 31, 2008 and March 31, 2007, respectively.

Note 13. Related Party Transactions

Transactions with Aristocrat

License fees and equipment sales from Aristocrat of $147,043 and $808,488, respectively, were recorded in the three months ended March 31, 2008, while $81,276 and $71,383, respectively, were recorded during the three months ended March 31, 2007. As of March 31, 2008, Aristocrat owed the Company $97,997.

Office Lease

The Company currently leases its office and manufacturing facility from an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors. Rent expense recorded for the leased space for the three months ended March 31, 2008 and March 31, 2007 was $54,900 and $34,389, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related, but not limited to, overall industry environment, customer acceptance of our products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by governmental authorities, termination or non-renewal of customer contracts, cancellation of orders or failure to convert perceived customer interest to orders, competitive pressures and general economic conditions, and our financial condition. These and other risks and uncertainties are described in more detail in our most recent Annual Report on Form 10-K, as well as other reports that we file with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date they are made and should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, except as required by applicable laws, and you are urged to review and consider disclosures that we make in this and other reports that we file with the Securities and Exchange Commission that discuss factors germane to our business.

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

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues. Revenues increased by $2.6 million (441%) to $3.2 million for the three months ended March 31, 2008 as compared to $591,576 for the three months ended March 31, 2007 due to increases in both license and service fees and product sales.

License and service fees increased by $1.0 million (199%) to $1.5 million for the three months ended March 31, 2008 as compared to $508,111 for the three months ended March 31, 2007. The increase in license and service fees was primarily driven by the impact of casino placements in late 2007 that were in operation and produced a full quarter of recurring revenue during the three months ended March 31, 2008.

Product sales fees increased by $1.6 million (1,913%) to $1.7 million for the three months ended March 31, 2008 as compared to $83,465 for the three months ended March 31, 2007. Product sales consist of casino products, primarily PokerPro systems sold to Aristocrat for deployment in international casinos, as well as sales of our Heads-Up Challenge amusement product. The growth in product sales was primarily attributable to the successful launch of the new Heads-Up Challenge amusement product in late 2007 and availability of production units for shipment in the first quarter of 2008. The Company’s new contract manufacturer in Taiwan began delivering production units in late January and 237 units contributing over $1.0 million in revenue were sold during the first quarter. Sales of casino products amounted to $634,069 for the first quarter, an increase of $550,594 from $83,465 during the first quarter of 2007. Sales of casino products increased largely due to Aristocrat’s increasing penetration in several European markets, notably Bulgaria.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased by $719,269 (39%) to $2.6 million for the three months ended March 31, 2008 as compared to $1.9 million for the three months ended March 31, 2007. This increase was primarily due to higher salaries and related personnel cost in support of our growth strategy and higher legal and professional fees, primarily due to increased spending on patent filings to protect our intellectual property. As a percentage of total revenues, SG&A expenses improved to 81% of total revenues for the three months ended March 31, 2008, compared with 315% of total revenues for the three months ended March 31, 2007.

Research and Development Expenses. Research and development expenses (“R&D”) decreased by $31,976 (3%) to $975,312 for the three months ended March 31, 2008 as compared to $1.0 million for the three months ended March 31, 2007. We continue to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features.

Depreciation. Depreciation increased by $251,650 (69%) for the three months ended March 31, 2008 to $617,458 from $365,808 for the three months ended March 31, 2007. The change in depreciation is primarily attributable to the increase in the number of depreciable PokerPro tables.

Net Interest Income. Net interest income decreased by $24,977 (27%) for the three months ended March 31, 2008 to $65,855 from $90,832 for the three months ended March 31, 2007, due primarily to lower average invested balances and lower average interest rates.

Liquidity and Capital Resources

We have incurred net operating losses since inception and operating expenses may continue to exceed revenues through 2008 as we continue to invest in growing our installed base of PokerPro systems and increasing sales of the Heads-up Challenge amusement product. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock, although during the first quarter of 2008 we obtained additional capital through an extension of credit from a financial institution and a loan from certain members of our Board of Directors. These transactions are described in more detail below.

	Three Months Ended March 31,
	2008	2007	Change
Net cash used in operating activities	$(1,741,072)	$(3,774,929)	$2,033,857
Net cash provided by investing activities	2,007,261	2,765,231	(757,970)
Net cash provided by financing activities	3,000,000	-	3,000,000

Net increase (decrease) in cash and cash equivalents	3,266,189	(1,009,698)	4,275,887

Cash and cash equivalents, beginning of period	1,229,980	1,803,501

Cash and cash equivalents, end of period	$4,496,169	$793,803

For the three months ended March 31, 2008, net cash used in operating activities was $1.7 million, as compared to $3.8 million for the three months ended March 31, 2007, a decrease of $2.0 million. The decrease in cash used in operating activities was due to reduced net losses combined with a reduction in cash used for working capital, primarily inventory and PokerPro systems. We have recently focused increased attention on managing the level of working capital employed in the business, particularly with regard to reducing the level of inventory carried in our gaming operations.

Net cash provided by investing activities decreased $0.8 million to $2.0 million for the three months ended March 31, 2008 from $2.8 million for the three months ended March 31, 2007. Cash provided by investing activities is primarily a function of investments and redemptions of our auction rate securities portfolio, and to a smaller degree, capital expenditures for assets used in our operations.

Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2008, comprised of a $2.0 million loan from certain members of our Board of Directors and a $1.0 million loan from UBS Financial Services Inc. See “Extension of Credit” and “Loan Agreement” below for further information.

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

Auction rate securities (“ARS”). At March 31, 2008, we had $3.7 million ($3.9 million par value) invested in ARS. The ARS held by us are securities with long-term nominal maturities for which the interest rates historically have been reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of student loans. Consistent with our investment policy, the ARS investments held by us all have AAA/Aaa credit ratings and are backed by The Federal Family Education Loan Program. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders during early 2008. If uncertainties in these credit and capital markets continue, the market for ARS could deteriorate further, which could negatively affect our financial condition, cash flows and reported earnings.

Historically, given the liquidity created by the auctions, ARS were presented as current assets. However, given the recently failed auctions, our ARS have become illiquid until there is a successful auction or a secondary market develops. Based on the long-term maturities of the underlying student loans, we determined that the carrying value of the investment in ARS should be reclassified to long-term assets on the accompanying consolidated balance sheet as of March 31, 2008.

As of March 31, 2008, we also concluded that the cost exceeded fair value for our investment in ARS and that this decline in fair value was temporary. Based on the information currently available, we believe that the underlying investments in the student loan portfolios remain sound and that this impairment is the result of the failure of the auction mechanisms to provide current liquidity. In addition, we continue to receive interest on our ARS on a timely basis, there have been no defaults on the ARS, and the ARS are insured by The Federal Family Education Loan Program. Therefore, we recorded an unrealized loss of $176,956 (original cost and par value was $3.9 million) to accumulated other comprehensive income during the period.

Any future fluctuation in fair value related to this ARS that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future valuation adjustment is other than temporary, we will record an impairment charge to earnings.

Extension of credit. On March 19, 2008, we received a $1.0 million extension of credit from UBS Financial Services Inc. bearing interest payable monthly at 30-day LIBOR plus 0.25%. This extension of credit is collateralized by our portfolio of $3.9 million of ARS held at UBS.

Loan agreement. On March 24, 2008, we entered into a loan agreement with Lyle A. Berman, James T. Crawford III, Arthur Lee Lomax and Gehrig H. “Lou” White. Messrs. Crawford, Lomax and White are the founders of the Company. Each of the lenders are also members of our Board of Directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman. Upon closing, the lenders loaned the Company $2.0 million and the Company issued the lenders a promissory note in the principal amount of $2.0 million. The loan bears interest at 13% with all unpaid principal and interest payable on March 24, 2010. We intend to pay interest on a monthly basis. The loan principal may be repaid prior to maturity without penalty. The loan contains no restrictive covenants and is collateralized by a security interest in our PokerPro systems deployed in North America and on cruise ships as of December 31, 2007.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities are expected to result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in our Annual Report on Form 10-K for the year ended December 31, 2007. As of March 31, 2008, our non-cancelable purchase obligations increased from approximately $1.2 million to approximately $2.2 million. During the first three months of fiscal 2008, there were no other material changes outside the ordinary course of business in our contractual obligations or the estimated timing of the future cash payments related to those obligations.

Customer Dependence

As of March 31, 2008, three of our customers made up approximately 63% of our total revenues. The loss of any of these customers would have a material adverse effect on our business.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2007. During the first three months of fiscal 2008, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements

In September 2006, the FASB issued statement No. 157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of FAS 157 as of January 1, 2008, for financial instruments measured at fair value on a recurring and nonrecurring basis. Although the adoption of FAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of its financial statements.

FAS 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of March 31, 2008, we held investments in ARS that are required to be measured at fair value on a recurring basis. We estimated the fair value of our ARS utilizing Level 3 inputs as of March 31, 2008 that considered, among other items, the credit risk of the collateral underlying the ARS, the credit risk of the bond insurer, interest rates, and the amount and timing of expected future cash flows. See Note 2 to our Consolidated Financial Statements in Item 1.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities. FAS 161 improves financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are not currently the holder of any derivative instruments; thus, adoption of FAS 161 would not currently have any effect on our results of operations, financial condition, or cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 160 (“FAS 160”), Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51. FAS 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of FAS 160 to have a material impact on our results of operations, financial condition, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007) (“FAS 141R”), Business Combinations. FAS 141R establishes requirements for how the acquirer should recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquired entity. FAS 141R also clarifies the recognition and measurement of goodwill acquired in a business combination and a gain from a bargain purchase. Additionally, FAS 141R clarifies the required disclosures in a business combination. The standard is effective for fiscal years beginning on or after December 15, 2008. We have not been involved in any business combinations; thus, adoption of FAS 141R would not currently have any effect on our results of operations, financial condition, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to "Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have not been significant changes in our exposure to market risk since December 31, 2007, except as identified below:

We have investments in auction rate securities. Due to liquidity issues in global credit and capital market conditions, these auction rate securities have experienced multiple failed auctions. As of March 31, 2008, we recorded a temporary impairment charge of $176,956 within accumulated other comprehensive loss based upon our assessment of the fair value of our auction-rate securities. A 100 basis point decrease in the average interest rate on our investments at March 31, 2008, would not have a material effect on our operating results. For a complete discussion on auction rate securities, see Note 2 to the Company's Consolidated Financial Statements in Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008, in all material respects, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The following systems-related significant deficiencies were previously identified and remain unremediated as of March 31, 2008:

•
The systems used in tracking and valuing inventory and PokerPro systems did not provide effective automated controls and were not integrated with each other or with the general ledger. The lack of integration required manual reconciliations between the applications that were not always performed or reviewed on a timely basis, which previously resulted in an adjustment to the consolidated financial statements.

•	The Company utilized a software package for its general ledger that did not provide certain automated general controls, such as the presence of edit reports and workflow approvals.

These significant deficiencies were previously reported to the Company’s Audit Committee by our management and to our independent registered public accounting firm. Our management continues to believe that these significant deficiencies are not indicative of a material weakness in the Company’s internal control over financial reporting.

During the three months ended March 31, 2008, we continued to evaluate our system needs and we intend to implement new fixed asset and inventory systems to further strengthen our internal controls, although we can provide no assurance that new systems will be deployed or that the implementation of new systems will fully resolve all significant deficiencies. As reported in our Annual Report on Form 10-K for the year ended December 31, 2007, we also implemented a number of compensating controls as of December 31, 2007, including more timely reconciliations, enhanced review and approval procedures, and more robust physical inventory counting and valuation procedures. These compensating controls continued to operate as of March 31, 2008. Although we are in the process of remediating the significant deficiencies identified above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Lightning Poker™: On March 17, 2008, PokerTek was served with a complaint filed on March 6, 2008 in the United States District Court for the District of New Jersey, by Lightning Gaming, Inc. and Lightning Poker, Inc. The complaint alleges that PokerTek infringes United States Patent No. 7,306,516, owned by Lightning Poker. The complaint is seeking unspecified monetary damages from PokerTek as well as a permanent injunction enjoining the Company from infringing the patent or unfairly competing with the plaintiffs. PokerTek believes that either its products do not violate the patent that forms the basis of the lawsuit, that the patent is invalid, or both.

Item 6. Exhibits.

Exhibit No.	Description

10.1
Employment Agreement by and between PokerTek, Inc. and Christopher J.C. Halligan, dated January 17, 2008 (incorporated by reference to Exhibit 10.18 to our Form 10-K for the fiscal year ended December 31, 2007 filed on March 31, 2008).*

10.2
Employment Agreement by and between PokerTek, Inc. and Mark D. Roberson, dated January 17, 2008 (incorporated by reference to Exhibit 10.19 to our Form 10-K for the fiscal year ended December 31, 2007 filed on March 31, 2008).*

10.3	Client’s Agreement by and between PokerTek, Inc. and UBS Financial Services, Inc., entered into on March 19, 2008.

10.4	Note Purchase Agreement by and between PokerTek, Inc. and Lyle A. Berman, James T. Crawford, III, Arthur Lee Lomax, and Gehrig H. “Lou” White, dated March 24, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensatory plan or arrangement or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: May 15, 2008
	By:	/s/ Christopher J.C. Halligan
Christopher J.C. Halligan
Chief Executive Officer
(Principal Executive Officer)

/s/ Mark D. Roberson
Mark D. Roberson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description

10.1
Employment Agreement by and between PokerTek, Inc. and Christopher J.C. Halligan, dated January 17, 2008 (incorporated by reference to Exhibit 10.18 to our Form 10-K for the fiscal year ended December 31, 2007 filed on March 31, 2008).*

10.2
Employment Agreement by and between PokerTek, Inc. and Mark D. Roberson, dated January 17, 2008 (incorporated by reference to Exhibit 10.19 to our Form 10-K for the fiscal year ended December 31, 2007 filed on March 31, 2008).*

10.3	Client’s Agreement by and between PokerTek, Inc. and UBS Financial Services, Inc., entered into on March 19, 2008.

10.4	Note Purchase Agreement by and between PokerTek, Inc. and Lyle A. Berman, James T. Crawford, III, Arthur Lee Lomax, and Gehrig H. “Lou” White, dated March 24, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensatory plan or arrangement or management contract