Form 10-Q
period 2008-06-30
POKERTEK, INC.
filed 2008-08-14
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

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
Yes ☐ No ☒

As of July 31, 2008, there were 10,934,464 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
License and service fees	$1,420,263	$601,991	$2,941,939	$1,110,102
Product sales	2,419,827	313,705	4,099,647	397,170
Total revenues	3,840,090	915,696	7,041,586	1,507,272

Costs and operating expenses:
Cost of product sales	1,724,940	243,865	2,953,873	317,452
Selling, general and administrative	2,453,336	2,060,840	5,035,308	3,923,543
Research and development	743,921	1,122,791	1,719,233	2,130,079
Depreciation	709,105	467,443	1,326,563	833,251
Total costs and operating expenses	5,631,302	3,894,939	11,034,977	7,204,325
Operating loss	(1,791,212)	(2,979,243)	(3,993,391)	(5,697,053)

Interest income (expense), net	(39,357)	168,422	26,498	259,254
Net loss before income taxes	(1,830,569)	(2,810,821)	(3,966,893)	(5,437,799)

Income tax expense	(123,473)	-	(123,473)	-

Net loss	$(1,954,042)	$(2,810,821)	$(4,090,366)	$(5,437,799)

Net loss per common share - basic and diluted	$(0.18)	$(0.27)	$(0.37)	$(0.54)

Weighted average common shares outstanding - basic and diluted	10,934,464	10,503,810	10,934,464	9,990,765

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$3,169,179	$1,229,980
Short-term investments	-	5,950,000
Accounts receivable, net	2,022,055	968,536
Inventory	2,830,457	2,642,481
Prepaid expenses and other assets	178,778	331,199
Total current assets	8,200,469	11,122,196

Other assets:
PokerPro systems, net	4,314,549	4,991,634
Property and equipment, net	620,576	605,046
Long-term investments	3,673,950	-
Other assets	492,660	377,029

Total assets	$17,302,204	$17,095,905

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,310,218	$1,465,202
Accrued liabilities	1,067,754	964,173
Short-term debt	1,016,314	-
Total current liabilities	4,394,286	2,429,375

Long-term debt	2,034,172	-

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 10,934,464 shares at June 30, 2008 and December 31, 2007	-	-
Additional paid-in capital	41,876,852	41,353,220
Accumulated deficit	(30,777,056)	(26,686,690)
Accumulated other comprehensive loss	(226,050)	-
Total shareholders' equity	10,873,746	14,666,530
Total liabilities and shareholders' equity	$17,302,204	$17,095,905

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,090,366)	$(5,437,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,326,563	833,251
Share-based compensation expense	523,632	363,081
Changes in assets and liabilities:
Accounts and other receivables	(1,053,519)	(436,257)
Prepaid expenses and other assets	36,790	(71,358)
Inventory	(187,976)	8,655
PokerPro systems	(549,493)	(2,307,456)
Accounts payable and accrued expenses	948,597	(115,335)
Net cash used in operating activities	(3,045,772)	(7,163,218)
Cash flows from investing activities:
Purchases of property and equipment	(63,481)	(12,989)
Sale of investments	2,050,000	15,650,000
Purchase of investments	-	(20,400,000)
Net cash provided by (used in) investing activities	1,986,519	(4,762,989)
Cash flows from financing activities:
Proceeds from long-term debt	2,000,000	-
Proceeds from short-term debt	1,000,000	-
Proceeds from issuance of common stock, net of expenses	-	12,549,172
Proceeds from common stock options exercised	-	14,760
Repayments of capital lease obligation	(1,548)	-
Net cash provided by financing activities	2,998,452	12,563,932
Net increase in cash and cash equivalents	1,939,199	637,725
Cash and cash equivalents, beginning of period	1,229,980	1,803,501
Cash and cash equivalents, end of period	$3,169,179	$2,441,226

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$51,776	$2,811
Income taxes	77,255	-

Non-cash transaction:
Capital lease obligation	$52,034	$-

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

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of PokerTek, Inc. and its consolidated subsidiary. All significant intercompany transactions and accounts have been eliminated.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior periods’ financial information to conform to the current period presentation. There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies as described in the Annual Report.

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

Revenue recognition

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

Revenues from product sales, including sales of casino products to Aristocrat International Pty. Limited (“Aristocrat”), the Company’s international distributor for PokerPro gaming products and a significant shareholder, are recognized when all of the following have occurred:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Delivery has occurred;

•	Collectibility is reasonably assured; and

•	Title and risk of loss have passed to the customer.

In many cases, arrangements include recurring fees based on either a fixed monthly fee or a pre-determined percentage of the amount the casino or card club charges for each hand of poker (the “rake”).  In some cases, the Company may also charge separately for installation, training and post contract customer support (“PCS”).  Where the Company is responsible for performing initial installation and training, all revenue is deferred until such time as those services have been rendered. Following installation, the Company accounts for hardware, software license, PCS and other elements in accordance with SOP 97-2 and consistent with the guidance provided by the American Institute of Certified Public Accountants’ Technical Practice Aid 5100.76, Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition.  License and service fees are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable and collectability is reasonably assured. This normally occurs on a monthly basis as the amounts contractually due are computed and invoiced, PCS is delivered and all other revenue recognition criteria are satisfied.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157 (“FAS 157”), Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. FAS 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company adopted the provisions of FAS 157 as of January 1, 2008, for financial instruments measured at fair value on a recurring and nonrecurring basis. Although the adoption of FAS 157 did not materially impact its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements (see Note 2 - “Investments in Auction Rate Securities”).

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities. FAS 161 improves financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is not currently the holder of any derivative instruments; thus, adoption of FAS 161 would not currently have any effect on the Company's results of operations, financial condition, or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements that are presented in conformity with U.S. GAAP. The U.S. GAAP hierarchy was previously set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Though the FASB does not expect a change in current practice, the Board issued this statement in order for the U.S. GAAP hierarchy to reside in the accounting literature established by the FASB. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of FAS 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The Company does not expect FAS 162 to have a material impact on its financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FASB concluded in this FSP that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data presented to be adjusted retrospectively. The Company does not expect FSP EITF 03-6-1 to have a material impact on its calculation of earnings per share.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“FAS 160”), Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51. FAS 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of FAS No. 160 to have a material impact on the Company's results of operations, financial condition, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities (“FAS 159”). FAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting FAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. The Company has not elected the fair value option for any of its assets or liabilities.

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

The ARS held by the Company are securities with long-term nominal maturities for which the interest rates have historically been reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. The Company’s investments in ARS represent interests in collateralized debt obligations supported by pools of federally backed student loans. Consistent with the Company’s investment policy, the ARS investments held by the Company all have AAA/Aaa credit ratings and are backed by The Federal Family Education Loan Program. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders during the first six months of 2008.

Historically, given the liquidity created by the auctions, ARS were presented as current assets. However, given the recently failed auctions, the Company’s ARS have become illiquid until there is a successful auction or a secondary market develops. Based on the long-term maturities of the underlying student loans, the Company determined that the carrying value of the investment in ARS should be reclassified to long-term assets on the accompanying consolidated balance sheet as of June 30, 2008.

As of June 30, 2008, the Company also concluded that the cost exceeded fair value for its investment in ARS and that this decline in fair value was temporary. Based on the information currently available, management believes that the underlying investments in the student loan portfolios remain sound and that this impairment is the result of the failure of the auction mechanisms to provide current liquidity. In addition, the Company continues to receive interest on its ARS on a timely basis, there have been no defaults on the ARS, and the ARS are insured by The Federal Family Education Loan Program. Therefore, the Company has recorded an unrealized loss of $226,050 (original cost and par value was $3.9 million) to accumulated other comprehensive income during the period.

Any future fluctuation in fair value related to the ARS that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record an impairment charge to earnings.

As of June 30, 2008, the Company’s investments in ARS were required to be measured at fair value on a recurring basis in accordance with FAS 157. The Company estimated the fair value of its auction rate securities based on information contained in the broker statements that were compiled utilizing Level 3 inputs including, but not limited to, factors such as tax status, credit quality, duration, insurance wraps and the portfolio composition of The Federal Family Education Loan Program loans.

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at June 30, 2008, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Investment in auction rate securities	$-	$-	$3,673,950
Total assets measured at fair value	$-	$-	$3,673,950

The following table presents information about the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FAS 157 at June 30, 2008:

Level 3 Auction Rate Securities
Balance at December 31, 2007	$-
Purchases and (sales), net	-
Transfers to Level 3	3,900,000
Included in accumulated other comprehensive loss	(226,050)
Balance at June 30, 2008	$3,673,950

At June 30, 2008, the Company’s ARS (par value of $3.9 million and fair value of $3.7 million) were classified as long-term investments. At December 31, 2007, the Company’s ARS ($5.95 million par value and fair value) were classified as short-term investments.

Note 3. Inventory

Inventory at June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007
Raw materials and components	$967,217	$1,398,752
PokerPro systems in process	220,955	620,224
Finished goods	1,642,285	623,505
Inventory	$2,830,457	$2,642,481

Note 4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
Prepaid expenses	$166,618	$252,418
Other	12,160	78,781
Prepaid expenses and other assets	$178,778	$331,199

Deferred licensing fees, net	$440,227	$329,229
Other	52,433	47,800
Other assets	$492,660	$377,029

Note 5. PokerPro Systems

PokerPro systems represent equipment owned by PokerTek. The majority of this equipment is operated at customer sites pursuant to contractual license agreements. PokerPro systems may also include temporarily idle equipment returned from customer locations and equipment used by the Company for demonstration or testing purposes.

PokerPro systems are transferred from the Company’s inventory account to the PokerPro systems account at the time the units are fully assembled, configured, tested and otherwise ready for use by a customer. Because the configuration of each PokerPro system is unique to the specific customer environment in which it is being placed, the final steps to configure and test the unit generally occur immediately prior to shipment. Depreciation expense for PokerPro systems begins in the month of transfer of each PokerPro system from the Company’s inventory account to the PokerPro systems account.

PokerPro systems at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
PokerPro systems	$7,551,863	$6,837,941
Temporarily idle PokerPro systems (a)	334,336	501,701
	7,886,199	7,339,642
Less: accumulated depreciation (a)	(3,571,650)	(2,348,008)
PokerPro systems, net	$4,314,549	$4,991,634

(a) The systems will be redeployed as scheduling allows. Included in the June 30, 2008 and December 31, 2007 accumulated depreciation is $122,327 and $206,178, respectively, related to the temporarily idle PokerPro systems.

Note 6. Property and Equipment

Property and equipment at June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007
Equipment and software	$788,251	$673,188
Leasehold improvements	189,609	189,157
	977,860	862,345
Less: accumulated depreciation	(357,284)	(257,299)
Property and equipment, net	$620,576	$605,046

Note 7. Accrued Liabilities

Accrued liabilities at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
Deferred revenue	$191,138	$399,900
Accrued professional fees	228,287	334,731
Other	648,329	229,542
Accrued liabilities	$1,067,754	$964,173

Note 8. Comprehensive Loss

Comprehensive loss at June 30, 2008 and June 30, 2007 consists of the following:

	June 30, 2008	June 30, 2007
Net loss	$(4,090,366)	$(5,437,799)
Unrealized loss on investments	(226,050)	-
Comprehensive loss	$(4,316,416)	$(5,437,799)

Note 9. Debt

The Company’s outstanding debt balances as of June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
UBS Credit Facility	$1,000,000	$-
Founders' loan	2,000,000	-
Capital lease obligation	50,486	-
Total debt	3,050,486	-
Current portion of debt	1,016,314	-
Total long-term debt	$2,034,172	$-

UBS Credit Facility: On March 19, 2008, the Company received an extension of credit from UBS Financial Services resulting in the creation of a direct financial obligation. The Company received $1.0 million from UBS Financial Services bearing interest payable monthly at 30-day LIBOR plus 0.25%. This extension of credit is payable on demand and is collateralized by the Company’s portfolio of $3.9 million of ARS held at UBS.

Founders’ Loan: On March 24, 2008, the Company entered into a loan agreement with Lyle A. Berman, James T. Crawford III, Arthur Lee Lomax and Gehrig H. “Lou” White. Messrs. Crawford, Lomax and White are the founders of the Company. Each of the lenders are also members of our board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman. Upon closing, the lenders loaned the Company $2.0 million and the Company issued the lenders a promissory note in the principal amount of $2.0 million. The loan bears interest at 13% with all unpaid principal and interest payable on March 24, 2010. The Company intends to pay interest on a monthly basis and the loan may be repaid prior to maturity without penalty. The loan contains no restrictive covenants and is collateralized by security interests in the Company’s PokerPro systems deployed in North America and on cruise ships as of December 31, 2007.

Capital Lease Obligation: On May 15, 2008, the Company entered into a capital lease obligation that bears interest at an annual rate of 9.4% in the amount of $52,034 in connection with its purchase of a new internal-use ERP system. Under the terms of the capital lease, the Company is required to make payments of $1,696 per month for a period of 36 months. At the end of the lease term, the company has the option to purchase the software for $101. The amount of the capital lease asset is included in property and equipment, net on the balance sheet. The Company will begin depreciating this asset when the ERP system is placed into service.

Note 10. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer 3% to 5% of their annual compensation. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended June 30, 2008 and June 30, 2007, the Company recorded contribution expense of $34,496 and $23,480, respectively. For the six months ended June 30, 2008 and June 30, 2007, the Company recorded contribution expense of $71,152 and $51,594, respectively.

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

Note 12.  Shareholders’ Equity

Stock Incentive Plan

Option activity under the Company’s stock incentive plan for the six months ended June 30, 2008 was as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,034,825	$8.42
Granted	110,000	3.74
Exercised	-	-
Forfeited	(91,088)	10.38
Expired	-
Outstanding at June 30, 2008	2,053,737	$8.08	7.9	$(9,046,297)

Exercisable at June 30, 2008	1,005,545	$6.82	7.2	$(3,155,285)

The Company recorded share-based compensation expense of $227,804 and $160,582 for the three months ended June 30, 2008 and June 30, 2007, respectively. The Company recorded share-based compensation expense of $523,632 and $363,081 for the six months ended June 30, 2008 and June 30, 2007, respectively.

Note 13. Income taxes

For the six months ended June 30, 2008, the Company recognized tax expense of $123,473 based principally on the Company’s estimated foreign income tax withholding liability.  The non-recoverable withholding taxes incurred for the period ended June 30, 2008 were attributable to the Company’s Canadian revenues. As the Company’s Canadian operations commenced during the current fiscal year, no such withholding liabilities were incurred during the six months ended June 30, 2007.

The effective rates for the periods ending June 30, 2008 and 2007 differ from the U.S. federal statutory rate principally because: (1) the tax benefit arising from the Company’s net operating losses are fully offset by the valuation allowance established against the Company’s deferred tax assets: and (2) the Company incurs withholding taxes in Canada.

Note 14.  Related Party Transactions

Transactions with Aristocrat

License fees from and equipment sales to Aristocrat of $138,682 and $1,171,816, respectively, were recorded in the three months ended June 30, 2008, while $92,005 and $302,743, respectively, were recorded during the three months ended June 30, 2007. License fees from and equipment sales to Aristocrat of $285,725 and $1,980,305, respectively, were recorded in the six months ended June 30, 2008, while $173,281 and $374,126, respectively, were recorded during the six months ended June 30, 2007. As of June 30, 2008, $402,942 due from Aristocrat was included in accounts receivable in the accompanying balance sheet.

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. The lease expires in August 2011. Rent expense recorded for the leased space for the three months ended June 30, 2008 and June 30, 2007 was $54,900 and $35,978, respectively. Rent expense recorded for the leased space for the six months ended June 30, 2008 and June 30, 2007 was $109,800 and $70,367, respectively.

Note 15.  Subsequent Events

  On July 25, 2008, the Company secured a $5 million credit facility, with a maximum availability of approximately $4.15 million based on specified percentages of domestic and foreign accounts receivable and inventory, which will vary from time to time (the “SVB Credit Facility”), from Silicon Valley Bank to support the Company’s working capital needs. The SVB Credit Facility has a one-year term and bears interest at an annual rate of prime plus 1.5%. The SVB Credit Facility includes covenants requiring the achievement of specified EBITDA or Quick Ratio thresholds and contains other terms and conditions customary for this type of credit facility.

On August 8, 2008, UBS Financial Services, Inc. (“UBS”), the securities brokerage firm that holds the Company’s ARS investments, issued a press release announcing a settlement in principle with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other state regulatory agencies represented by North American Securities Administrators Association. Under the terms of the agreement in principle disclosed in its press release, UBS has committed to purchase a total of $8.3 billion of ARS, at par, from most private clients during a two-year time period generally beginning on January 1, 2009. The agreement in principle also provides that UBS will provide liquidity solutions to institutional investors and will agree from June 2010 to purchase all or any of the remaining $10.3 billion of ARS, at par, from its institutional clients.

The Company is continuing its discussions with UBS to determine a more precise time frame within which UBS will agree to purchase ARS held by the Company. As UBS provides the Company with additional information, management will continue to assess the related impact on liquidity and on the Company’s accounting for ARS, including management’s assessment that the ARS impairment is temporary.

On August 13, 2008, the Company entered into a Credit Line Agreement (the “Line of Credit”) with UBS Bank USA for a demand revolving line of credit with respect to the Company’s ARS held in an account with UBS. Advances under the Line of Credit, to be made at the sole discretion of UBS Bank USA at up to 80% of the par value of the Company’s ARS, bear interest at LIBOR plus 0.50%. The Line of Credit replaces the $1,000,000 loan made by UBS to the Company under the terms of a March 19, 2008 Client’s Agreement between the Company and UBS.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related, but not limited to, overall industry environment, customer acceptance of our products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by governmental authorities, termination or non-renewal of customer contracts, cancellation of orders or failure to convert perceived customer interest to orders, competitive pressures and general economic conditions, and our financial condition. These and other risks and uncertainties are described in more detail in our most recent Annual Report on Form 10-K, as well as other reports and statements that we file with the Securities and Exchange Commission.

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

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues. Revenues increased by $2.9 million (319%) to $3.8 million for the three months ended June 30, 2008 as compared to $915,696 for the three months ended June 30, 2007 due to increases in both license and service fees and product sales.

License and service fees increased by $818,272 (136%) to $1.4 million for the three months ended June 30, 2008 as compared to $601,991 for the three months ended June 30, 2007. The increase in license and service fees was driven primarily by domestic casino placements and a significantly larger base of installed PokerPro systems.

Product sales increased by $2.1 million (671%) to $2.4 million for the three months ended June 30, 2008 as compared to $313,705 for the three months ended June 30, 2007. Product sales consist of casino products, primarily PokerPro systems sold to Aristocrat for deployment in international casinos, as well as sales of our Heads-Up Challenge amusement product. The growth in product sales was attributable to both the successful launch of the new Heads-Up Challenge amusement product in late 2007 and growth of Aristocrat’s PokerPro business internationally.

Sales of the Heads-Up Challenge amusement product contributed $1.4 million in revenue for the three months ended June 30, 2008, with 303 units sold as compared to no activity in the comparable period of 2007. Sales of casino products for the three months ended June 30, 2008 amounted to $1.1 million, an increase of $743,902 (237%) over the comparable period in 2007. Sales of casino products increased largely due to Aristocrat’s increasing penetration in several European markets, notably Bulgaria where poker was just recently legalized.

Cost of Sales. Cost of sales increased by $1.5 million (607%) to $1.7 million for the three months ended June 30, 2008 as compared to $243,865 for the three months ended June 30, 2007. This increase in cost of sales is attributable to the 671% growth in product sales. Cost of sales of the Heads-Up Challenge amusement product was $0.9 million, resulting in a gross margin percentage of 35.7% for the three months ended June 30, 2008. There were no sales and, accordingly, no cost of sales of the Heads-Up Challenge product for the three months ended June 30, 2007. Cost of sales of casino products was $0.8 million, and $0.2 million for the three month periods ended June 30, 2008 and 2007, respectively. The resulting gross margin percentage for casino products was 19.7% and 22.3% for the three month periods ended June 30, 2008 and 2007, respectively. The reduction in the gross margin percentage was due to changes in product mix, with more consumables and other non-Aristocrat purchases occurring during the three months ended June 30, 2008 at lower margins than in the comparable period of 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased by $392,496 (19%) to $2.5 million for the three months ended June 30, 2008 as compared to $2.1 million for the three months ended June 30, 2007. This increase was primarily the result of higher salaries and related personnel costs in support of our growth strategy, as well as increased spending on customer marketing, regulatory compliance and professional fees. As a percentage of total revenues, SG&A expenses improved to 64% of total revenues for the three months ended June 30, 2008, compared with 225% of total revenues for the three months ended June 30, 2007.

Research and Development Expenses. Research and development expenses (“R&D”) decreased by $378,870 (34%) to $743,921 for the three months ended June 30, 2008 as compared to $1.1 million for the three months ended June 30, 2007. We continue to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features, but as our Heads-Up Challenge and PokerPro products are now commercialized, spending on pre-production engineering and internal development has declined.

Depreciation. Depreciation increased by $241,662 (52%) for the three months ended June 30, 2008 to $709,105 from $467,443 for the three months ended June 30, 2007. The change in depreciation is primarily attributable to the increase in the number of depreciable PokerPro tables deployed in the United States, Canada and on cruise ships.

Interest Income (Expense), net. Interest income (expense), net decreased by $207,779 (123%) for the three months ended June 30, 2008 to an expense of $39,357 from income of $168,422 for the three months ended June 30, 2007, primarily as a result of interest expense on the founders’ and UBS loans incurred during the second quarter of 2008 combined with a lower average invested balances and lower average interest rates on our investments.

Income Taxes. Income tax expense was $123,473 for the three months ended June 30, 2008 and zero in the comparable period of 2007. Income tax expense for 2008 was attributable to non-recoverable taxes incurred in Canada, where we started doing business during the current year.

Net Loss. Net loss for the three months ended June 30, 2008 was $2.0 million, an improvement of $856,779 (30%) from $2.8 million for the three months ended June 30, 2007. Net loss per share, basic and diluted, was $0.18 per share for the three months ended June 30, 2008, an improvement of 33% or $0.09 per share from $0.27 for the comparable period of 2007. Net loss and net loss per share improved over the prior year period due primarily to the combination of significantly higher revenues from the casino and amusement product lines, partially offset by higher cost of sales and operating expenses associated with the growth of the business.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues. Revenues increased by $5.5 million (367%) to $7.0 million for the six months ended June 30, 2008 as compared to $1.5 million for the six months ended June 30, 2007 due to increases in both license and service fees and product sales.

License and service fees increased by $1.8 million (165%) to $2.9 million for the six months ended June 30, 2008 as compared to $1.1 million for the six months ended June 30, 2007. The increase in license and service fees was driven primarily by a significantly larger base of installed PokerPro systems in the United States, Canada and on cruise ships.

Product sales increased by $3.7 million (932%) to $4.1 million for the six months ended June 30, 2008 as compared to $397,170 for the six months ended June 30, 2007. Product sales consist of casino products, primarily PokerPro systems sold to Aristocrat for deployment in international casinos, as well as sales of our Heads-Up Challenge amusement product. The growth in product sales was attributable to both the successful launch of the new Heads-Up Challenge amusement product in late 2007 and growth of Aristocrat’s PokerPro business internationally. Heads-Up Challenge contributed $2.4 million in revenue for the first six months of 2008 with 540 units sold, as compared to no activity in the comparable period of 2007. Sales of casino products amounted to $1.7 million, an increase of $1,294,506 (326%) over the comparable period in 2007. Sales of casino products increased largely due to Aristocrat’s increasing penetration in several European markets, notably Bulgaria where poker was just recently legalized.

Cost of Sales. Cost of sales increased by $2.6 million (830%) to $3.0 million for the six months ended June 30, 2008 as compared to $317,452 for the six months ended June 30, 2007. This increase in cost of sales is attributable to the 932% growth in product sales. Cost of sales of the Heads-Up Challenge amusement product was $1.6 million, resulting in a gross margin percentage of 33.4% for the six months ended June 30, 2008. There were no sales and, accordingly, no cost of sales of the Heads-Up Challenge product for the six months ended June 30, 2007. Cost of sales of casino products was $1.4 million and $0.3 million for the six month periods ended June 30, 2008 and 2007, respectively. The resulting gross margin percentage for casino products was 20.2% and 20.1% for the six month periods ended June 30, 2008 and 2007, respectively.

Selling, General and Administrative Expenses. SG&A increased by $1.1 million (28%) to $5.0 million for the six months ended June 30, 2008 as compared to $3.9 million for the six months ended June 30, 2007. This increase was primarily due to higher salaries and related personnel costs in support of our growth strategy and higher legal and professional fees. As a percentage of total revenues, SG&A expenses improved to 72% of total revenues for the six months ended June 30, 2008, compared with 260% of total revenues for the six months ended June 30, 2007.

Research and Development Expenses. R&D decreased by $410,846 (19%) to $1.7 million for the six months ended June 30, 2008 as compared to $2.1 million for the six months ended June 30, 2007. We continue to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features, but as our Heads-Up Challenge and PokerPro products are now commercialized, spending on pre-production engineering and internal development has declined.

Depreciation. Depreciation increased by $493,312 (59%) for the six months ended June 30, 2008 to $1.3 million from $833,251 for the six months ended June 30, 2007. The change in depreciation is primarily attributable to the increase in the number of depreciable PokerPro tables deployed in the United States, Canada and on cruise ships.

Interest Income (Expense), net. Interest income (expense), net decreased by $232,756 (90%) for the six months ended June 30, 2008 to $26,498 from $259,254 for the six months ended June 30, 2007, due primarily to lower average invested balances and lower average interest rates on our investments, as well as the impact of interest expense on the founders’ and UBS loans incurred during the second quarter of 2008.

Income Taxes. Income tax expense was $123,473 for the six months ended June 30, 2008 and zero in the comparable period of 2007. Income tax expense for 2008 was attributable to non-recoverable taxes incurred in Canada, where we started doing business during the current year.

Net Loss. Net loss for the six months ended June 30, 2008 was $4.1 million, an improvement of $1.3 million (25%) from $5.4 million for the six months ended June 30, 2007. Net loss per share, basic and diluted, was $0.37 per share for the six months ended June 30, 2008, an improvement of $0.17 (31%) per share from $0.54 for the comparable period of 2007. Net loss and net loss per share improved over the prior year period due primarily to the combination of significantly higher revenues from the casino and amusement product lines, partially offset by higher cost of sales and operating expenses associated with the growth of the business.

Liquidity and Capital Resources

We have incurred net operating losses since inception and operating expenses may continue to exceed revenues through at least 2008 as we continue to invest in growing our installed base of PokerPro systems and increasing sales of the Heads-Up Challenge amusement product. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock, although during the first quarter of 2008 we obtained additional capital through an extension of credit from a financial institution and a loan from certain members of our Board of Directors. These transactions are described in more detail below.

	Six Months Ended June 30,
	2008	2007	Change
Net cash used in operating activities	$(3,045,772)	$(7,163,218)	$4,117,446
Net cash provided by (used in) investing activities	1,934,485	(4,762,989)	6,697,474
Net cash provided by financing activities	3,050,486	12,563,932	(9,513,446)

Net increase in cash and cash equivalents	1,939,199	637,725	1,301,474

Cash and cash equivalents, beginning of period	1,229,980	1,803,501
Cash and cash equivalents, end of period	$3,169,179	$2,441,226

For the six months ended June 30, 2008, net cash used in operating activities was $3.0 million, as compared to $7.1 million for the six months ended June 30, 2007, a decrease of $4.1 million. The decrease in cash used in operating activities was due to reduced net losses combined with a reduction in cash used for working capital, primarily inventory and PokerPro systems. We have recently focused increased attention on managing the level of working capital employed in the business, particularly with regard to reducing the level of inventory carried in our gaming operations.

Net cash provided by investing activities was $2.0 million for the six months ended June 30, 2008, compared to net cash used by investing activities of $4.8 million for the six months ended June 30, 2007. Cash provided by investing activities is primarily a function of investments and redemptions of our auction rate securities (“ARS”) portfolio, and to a smaller degree, capital expenditures for assets used in our operations.

Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2008, primarily consisting of a $2.0 million loan from certain members of our Board of Directors and a $1.0 million loan from UBS Financial Services, Inc, each described in more detail below. For the six months ended June 30, 2007, net cash provided by financing activities was $12.6 million, consisting primarily of proceeds from an equity offering completed in April 2007.

Our need for cash to fund our operations is determined primarily by four factors: (i) the pace of growth in our casino business and the related investments we may make in inventory and PokerPro systems, (ii) the pace of growth in sales of our Heads-Up Challenge amusement product, (iii) our ability to generate positive operating leverage as we grow, and (iv) our ability to manage working capital and negotiate favorable payment terms with our customers and vendors. We have the ability to impact the timing and extent of our cash needs primarily by managing the pace of growth in both our PokerPro and Heads-Up-Challenge products and managing our operating expenses. However, we also have certain contractual obligations as set forth below and our ability to control all the cash needs of the business is not unlimited.. Our management intends to maximize revenues while carefully monitoring the impact on the Company’s cash needs and cash balances, however, any reduction in the pace of investment may also impact our ability to increase our revenues. If we are unable to execute our operating plan, manage our working capital effectively or are impacted by other events, however, we may need to liquidate our ARS, perhaps at a loss, or raise additional funds through additional public or private offerings of our securities, a sale/leaseback arrangement, a credit facility or other available sources.

Auction rate securities. At June 30, 2008, we had $3.7 million ($3.9 million par value) invested in ARS. The ARS held by us are securities with long-term nominal maturities for which the interest rates historically have been reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of student loans. Consistent with our investment policy, the ARS investments held by us all have AAA/Aaa credit ratings and are backed by The Federal Family Education Loan Program. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders during early 2008. If uncertainties in these credit and capital markets continue, the market for ARS could deteriorate further, which could negatively affect our financial condition, cash flows and reported earnings.

Historically, given the liquidity created by the auctions, ARS were presented as current assets. However, given the recently failed auctions, our ARS have become illiquid until there is a successful auction or a secondary market develops. Based on our review of the underlying collateral, current market conditions and the market prices indicated on the monthly statements, we determined: (i) the carrying value of our investment in ARS should be reclassified to long-term assets on the balance sheet to reflect the long-term maturities of the underlying student loans and (ii) the fair value of our ARS was below book value as of June 30, 2008. Based on the information currently available, we believe that the underlying investments in the student loan portfolios remains sound and that this impairment is temporary and the result of the failure of the auction mechanisms to provide current liquidity. Accordingly, the value of the investment was written down to fair value with a corresponding charge to other comprehensive income. While we believe this impairment to be temporary, the situation in the ARS market is relatively new and continues to evolve. We will continue to monitor the situation and update our impairment evaluation in future periods and, if the impairment is subsequently determined to be other than temporary, an impairment charge to earnings would be required at that time.

On August 8, 2008, subsequent to the end of the quarterly period ended June 30, 2008, UBS, the securities brokerage firm that holds the Company’s ARS investments, issued a press release announcing a settlement in principle with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other state regulatory agencies represented by North American Securities Administrators Association. Under the terms of the agreement in principle disclosed in its press release, UBS has committed to purchase a total of $8.3 billion of ARS, at par, from most private clients during a two-year time period generally beginning on January 1, 2009. The agreement in principle also provides that UBS will provide liquidity solutions to institutional investors and will agree to purchase all or any of the remaining $10.3 billion of ARS, at par, from its institutional clients.

We are continuing our discussions with UBS to determine a more precise time frame within which UBS will agree to purchase our ARS. As UBS provides us with additional information, we will continue to assess the related impact on liquidity and on the accounting for ARS, including our assessment that the ARS impairment is temporary.

Founders’ Loan. On March 24, 2008, we entered into a loan agreement with Lyle A. Berman, James T. Crawford III, Arthur Lee Lomax and Gehrig H. “Lou” White. Messrs. Crawford, Lomax and White are the founders of the Company. Each of the lenders are also members of our board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman. Upon closing, the lenders loaned us $2.0 million and we issued the lenders a promissory note in the principal amount of $2.0 million. The loan bears interest at 13% with all unpaid principal and interest payable on March 24, 2010. We are paying and intend to continue to pay interest on a monthly basis. The loan principal may be repaid prior to maturity without penalty. The loan contains no restrictive covenants and is collateralized by a security interest in our PokerPro systems deployed in North America and on cruise ships as of December 31, 2007.

SVB Credit Facility. On July 25, 2008, subsequent to the end of the quarterly period ended June 30, 2008, we secured a $5 million credit facility with a maximum availability of approximately $4.15 million based on specified percentages of domestic and foreign accounts receivable and inventory, which will vary from time to time (the “SVB Credit Facility”), from Silicon Valley Bank to support our working capital needs. The SVB Credit Facility has a one-year term and bears interest at an annual rate of prime plus 1.5%. The SVB Credit Facility includes covenants requiring the achievement of specified EBITDA or Quick Ratio thresholds and contains other terms and conditions customary for this type of credit facility.

UBS Credit Facility. On March 19, 2008, we received a $1.0 million extension of credit from UBS Financial Services, Inc. bearing interest payable monthly at 30-day LIBOR plus 0.25%. This extension of credit is collateralized by our portfolio of $3.9 million of ARS held at UBS.

On August 13, 2008, subsequent to the end of the quarterly period ended June 30, 2008, we entered into a Credit Line Agreement (the “Line of Credit”) with UBS Bank USA for a demand revolving line of credit with respect to our investment in ARS held in an account with UBS. Advances under the Line of Credit, to be made at the sole discretion of UBS Bank USA at up to 80% of the par value of our ARS, bear interest at LIBOR plus 0.50%. The Line of Credit replaces the $1,000,000 loan made by UBS under the terms of a March 19, 2008 Client’s Agreement between us and UBS.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2008:

`	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt obligations	$3,000,000	$1,000,000	$2,000,000	$-	$-
Operating lease obligations	769,707	262,572	470,535	36,600	-
Capital lease obligations	50,486	16,314	34,172	-	-
Purchase obligations	4,351,723	4,351,723	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$8,171,916	$5,630,609	$2,504,707	$36,600	$-

Contractual obligations increased to $8.2 million as of June 30, 2008 from $2.1 million as of December 31, 2007 due principally to the incurrence of new debt and capital lease obligations, accompanied by an increase in the level of inventory purchase commitments, particularly commitments associated with our anticipated purchases of Heads-Up Challenge amusement products from our contract manufacturer.

Customer Dependence

As of June 30, 2008, four of our customers made up approximately 73% of our total revenues. The loss of any of these customers would have a material adverse effect on our business.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2007. During the three months ended June 30, 2008, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157 (“FAS 157”), Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. FAS 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We adopted the provisions of FAS 157 as of January 1, 2008, for financial instruments measured at fair value on a recurring and nonrecurring basis. Although the adoption of FAS 157 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements. (see Note 2 - “Investments in Auction Rate Securities”).

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities. FAS 161 improves financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are not currently the holder of any derivative instruments; thus, adoption of FAS 161 would not currently have any effect on our results of operations, financial condition, or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements that are presented in conformity with U.S. GAAP. The U.S. GAAP hierarchy was previously set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Though the FASB does not expect a change in current practice, the Board issued this statement in order for the U.S. GAAP hierarchy to reside in the accounting literature established by the FASB. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of FAS 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. We do not expect FAS 162 to have a material impact on our financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FASB concluded in this FSP that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data presented to be adjusted retrospectively. We do not expect FSP EITF 03-6-1 to have a material impact on our calculation of earnings per share.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“FAS 160”), Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51. FAS 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of FAS No. 160 to have a material impact on our results of operations, financial condition, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities (“FAS 159”). FAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting FAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. We have not elected the fair value option for any of our assets or liabilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our market risk has not changed significantly from the disclosure in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except for market risks associated with our Auction Rate Securities. Because of changes in the market conditions for these securities as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we have reclassified those investments from current to long-term on the accompanying consolidated balance sheet, and determined that cost is no longer an accurate approximation of fair value.

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

As of June 30, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008, in all material respects, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The following systems-related significant deficiencies were previously identified and remain unremediated as of June 30, 2008:

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

With regard to these systems-related significant deficiencies that had not been fully remediated as of June 30, 2008, we purchased an integrated enterprise resource planning software package during the second quarter which we believe will aid in strengthening our internal controls. This new software has not yet been implemented, however and we can provide no assurance that implementation of a new system will fully resolve all significant deficiencies.

  As reported in our Annual Report on Form 10-K, we also implemented a number of compensating controls as of December 31, 2007, including more timely reconciliations, enhanced review and approval procedures, and more robust physical inventory counting  and valuation procedures. These compensating controls continued to operate as of June 30, 2008.  Although we are in the process of remediating the significant deficiencies identified above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Shareholders’ Meeting was held on June 25, 2008. At the meeting, our shareholders (i) elected five directors for one-year terms and until their successors are duly elected and qualified or until their prior death, resignation, removal or disqualification or until there is a decrease in the number of directors; (ii) ratified the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008; and (iii) approved the issuance of additional shares of our common stock to allow for the full exercise of certain of our outstanding warrants.

The following matters were voted upon and approved by the margins indicated:

	Number of Shares
	Voted For	Withheld
1. Election of Directors
Gehrig H. "Lou" White	8,633,660	542,818
Lyle Berman	8,968,806	207,672
James T. Crawford, III	8,645,520	530,958
Joseph J. Lahti	8,968,806	207,672
Arthur Lee Lomax	8,643,309	533,169

	Number of Shares
		Voted		Broker Non-
	Voted For	Against	Abstain	Votes
2. Ratification of the selection of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008	9,156,893	17,584	2,000	4,751

	Number of Shares
		Voted		Broker Non-
	Voted For	Against	Abstain	Votes
3. Approval of the issuance of additional shares of our common stock sufficient to allow for the full exercise of certain of our outstanding warrants	7,601,734	132,159	31,800	1,415,535

Item 6. Exhibits.

Exhibit No.	Description
10.1	Loan and Security Agreement, effective July 25, 2008, between PokerTek, Inc. and Silicon Valley Bank.

10.2	Export-Import Bank Loan and Security Agreement, dated July 25, 2008, between PokerTek, Inc. and Silicon Valley Bank.

10.3	Borrower Agreement, dated July 25, 2008, made and entered into by PokerTek, Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: August 14, 2008	By:	/s/ Christopher J.C. Halligan
Christopher J.C. Halligan
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	/s/ Mark D. Roberson
Mark D. Roberson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan and Security Agreement, effective July 25, 2008, between PokerTek, Inc. and Silicon Valley Bank.

10.2	Export-Import Bank Loan and Security Agreement, dated July 25, 2008, between PokerTek, Inc. and Silicon Valley Bank.

10.3	Borrower Agreement, dated July 25, 2008, made and entered into by PokerTek, Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.