Form 10-Q
period 2008-09-30
POKERTEK, INC.
filed 2008-11-13
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, there were 10,934,464 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
License and service fees	$1,521,341	$621,413	$4,463,280	$1,731,515
Product sales	2,772,144	455,439	6,871,791	852,609
Total revenues	4,293,485	1,076,852	11,335,071	2,584,124
Costs and operating expenses:
Cost of product sales	2,088,570	379,715	5,042,443	697,167
Selling, general and administrative	2,388,991	3,257,939	7,424,299	7,181,482
Research and development	716,363	1,144,586	2,435,596	3,274,665
Depreciation	726,870	563,477	2,053,433	1,396,728
Total costs and operating expenses	5,920,794	5,345,717	16,955,771	12,550,042
Operating loss	(1,627,309)	(4,268,865)	(5,620,700)	(9,965,918)

Interest income (expense), net	(50,576)	178,909	(24,078)	438,163
Net loss before income taxes	(1,677,885)	(4,089,956)	(5,644,778)	(9,527,755)

Income tax provision	(75,150)	-	(198,623)	-
Net loss	$(1,753,035)	$(4,089,956)	$(5,843,401)	$(9,527,755)

Net loss per common share - basic and diluted	$(0.16)	$(0.37)	$(0.53)	$(0.92)

Weighted average common shares outstanding - basic and diluted	10,934,464	10,920,257	10,934,464	10,304,001

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$2,534,767	$1,229,980
Short-term investments	-	5,950,000
Accounts receivable, net	2,015,634	968,536
Inventory	3,156,898	2,642,481
Prepaid expenses and other assets	261,924	331,199
Total current assets	7,969,223	11,122,196
Other assets:
PokerPro systems, net	4,188,076	4,991,634
Property and equipment, net	625,943	605,046
Long-term investments	3,580,975	-
Other assets	553,413	377,029
Total assets	$16,917,630	$17,095,905
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,756,302	$1,465,202
Accrued liabilities	1,272,046	964,173
Short-term debt	2,463,143	-
Total current liabilities	5,491,491	2,429,375

Long-term debt	2,029,850	-
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 10,934,464 shares at September 30, 2008 and December 31, 2007	-	-
Additional paid-in capital	42,245,405	41,353,220
Accumulated deficit	(32,530,091)	(26,686,690)
Accumulated other comprehensive loss	(319,025)	-
Total shareholders' equity	9,396,289	14,666,530
Total liabilities and shareholders' equity	$16,917,630	$17,095,905

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,843,401)	$(9,527,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,053,433	1,396,728
Share-based compensation expense	892,185	588,036
Provision for accounts and other receivables	11,485	47,129
Changes in assets and liabilities:
Accounts and other receivables	(1,058,583)	(280,232)
Prepaid expenses and other assets	(107,109)	(6,891)
Inventory	(514,417)	(236,317)
PokerPro systems	(1,099,155)	(2,920,870)
Accounts payable and accrued expenses	598,972	433,541
Net cash used in operating activities	(5,066,590)	(10,506,631)
Cash flows from investing activities:
Purchases of property and equipment	(119,583)	(321,607)
Sale of investments	2,050,000	23,850,000
Purchase of investments	-	(25,200,000)
Net cash provided by (used in) investing activities	1,930,417	(1,671,607)
Cash flows from financing activities:
Proceeds from long-term debt	2,000,000	-
Proceeds from short-term debt	2,620,086	-
Repayments of short-term debt	(173,641)	-
Proceeds from issuance of common stock, net of expenses	-	12,512,261
Proceeds from common stock options exercised	-	65,271
Repayments of capital lease	(5,485)	-
Net cash provided by financing activities	4,440,960	12,577,532
Net increase in cash and cash equivalents	1,304,787	399,294

Cash and cash equivalents, beginning of period	1,229,980	1,803,501
Cash and cash equivalents, end of period	$2,534,767	$2,202,795

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$194,811	$4,216
Income taxes	$178,055	$-

Non-cash transaction:
Capital lease obligation	$52,034	$-

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

The Company currently has two product lines, PokerPro® gaming products and Heads-Up Challenge™ amusement products. The PokerPro system is an electronic poker table that provides a fully-automated poker-room environment to tribal casinos, commercial casinos, cruise ships and card clubs. Heads-Up Challenge is an innovative heads-up amusement poker table that enables two players to compete against each other in a game of Texas Hold’em poker for entertainment purposes in non-gambling venues such as bars and restaurants.

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

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

On October 10, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Accordingly, the Company has applied FSP 157-3 in preparing its financial statements as of, and for the periods ended, September 30, 2008. FSP 157-3 amends FAS 157 by providing an illustrative example to demonstrate how fair value should be determined when the market for that financial asset is not active. The adoption of FSP 157-3 did not have any effect on the Company’s results of operations, financial condition, or cash flows. (See Note 2 – “Investments in Auction Rate Securities” ).

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements that are presented in conformity with U.S. GAAP. The U.S. GAAP hierarchy was previously set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Though the FASB does not expect a change in current practice, the Board issued this statement in order for the U.S. GAAP hierarchy to reside in the accounting literature established by the FASB. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of FAS 162 shall be reported as a change in accounting principle in accordance with Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections. The Company does not expect FAS 162 to have a material impact on its financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“FAS 160”), Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51. FAS 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of FAS No. 160 to have a material impact on the Company's results of operations, financial condition, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities (“FAS 159”). FAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting FAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. The Company has not currently elected the fair value option for any of its assets or liabilities.

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

The ARS held by the Company are securities with long-term nominal maturities for which the interest rates have historically been reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. The Company’s investments in ARS represent interests in collateralized debt obligations supported by pools of federally backed student loans. Consistent with the Company’s investment policy, the ARS investments held by the Company all have AAA/Aaa credit ratings and are backed by The Federal Family Education Loan Program. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders during the first nine months of 2008.

Historically, given the liquidity created by the auctions, ARS were presented as current assets. However, given the recently failed auctions, and based on the long-term maturities of the underlying student loans, the Company classified its investment in ARS as long-term assets on the accompanying consolidated balance sheet as of September 30, 2008.

As of September 30, 2008, the Company concluded that the cost exceeded fair value for its investment in ARS and that this decline in fair value was temporary. Based on the information currently available, management believes that the underlying investments in the student loan portfolios remain sound and that this impairment is the result of the failure of the auction mechanisms to provide current liquidity. In addition, the Company continues to receive interest on its ARS on a timely basis, there have been no defaults on the ARS, and the ARS are insured by The Federal Family Education Loan Program. Therefore, the Company has recorded an unrealized loss of $319,025 (original cost and par value was $3.9 million) to accumulated other comprehensive income during the period.

Any future fluctuation in fair value related to the ARS that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, or if it reclassifies the investment to trading securities, it will record an impairment charge to earnings.

As of September 30, 2008, the Company’s investments in ARS were required to be measured at fair value on a recurring basis in accordance with FAS 157. In addition, the Company utilized the guidance set forth in FSP 157-3 in evaluating fair value. FSP 157-3 clarified that a fair value measurement should not be based on a distressed sale or forced liquidation, but instead contemplates an orderly transaction between market participants even if there is little or no market activity for the asset at the measurement date. In evaluating the fair value of its ARS, Company management continued to utilize estimates of fair value based on the broker-dealer’s proprietary valuation models, which were prepared using level 3 inputs. Management evaluated the key assumptions being used by the broker dealer in their model, as well as other pieces of information available, including, but not limited to, factors such as tax status, credit quality, duration, the portfolio composition of The Federal Family Education Loan Program loans, market interest rates, distressed transactions observed in secondary markets, and current status of the specific ARS investments.

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at September 30, 2008, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Investment in auction rate securities	$-	$-	$3,580,975
Total assets measured at fair value	$-	$-	$3,580,975

The following table presents information about the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FAS 157 at September 30, 2008:

Level 3 Auction Rate Securities
Balance at December 31, 2007	$-
Purchases and (sales), net	-
Transfers to Level 3	3,900,000
Included in accumulated other comprehensive loss	(176,956)

Balance at March 31, 2008	3,723,044
Included in accumulated other comprehensive loss	(49,094)

Balance at June 30, 2008	3,673,950
Included in accumulated other comprehensive loss	(92,975)
Balance at September 30, 2008	$3,580,975

At September 30, 2008, the Company’s ARS (par value of $3.9 million and fair value of $3.6 million) were classified as long-term investments. At December 31, 2007, the Company’s ARS ($5.95 million par value and fair value) were classified as short-term investments. (See Note 15 – “Subsequent Events”).

Note 3. Inventory

Inventory at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007
Raw materials and components	$1,183,444	$1,398,752
PokerPro systems in process	294,841	620,224
Finished goods	1,678,613	623,505
Inventory	$3,156,898	$2,642,481

Note 4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Prepaid expenses	$203,400	$252,418
Other	58,524	78,781
Prepaid expenses and other assets	$261,924	$331,199
Deferred licensing fees, net	$500,981	$329,229
Other	52,432	47,800
Other assets	$553,413	$377,029

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

PokerPro systems at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
PokerPro systems	$8,276,848	$6,837,941
Temporarily idle PokerPro systems (a)	159,013	501,701
	8,435,861	7,339,642
Less: accumulated depreciation (a)	(4,247,785)	(2,348,008)
PokerPro systems, net	$4,188,076	$4,991,634

(a) The systems will be redeployed as scheduling allows. Included in the September 30, 2008 and December 31, 2007 accumulated depreciation is $73,842 and $206,178, respectively, related to the temporarily idle PokerPro systems.

Note 6. Property and Equipment

Property and equipment at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Equipment and software	$844,045	$673,188
Leasehold improvements	189,917	189,157
	1,033,962	862,345
Less: accumulated depreciation	(408,019)	(257,299)
Property and equipment, net	$625,943	$605,046

Note 7. Accrued Liabilities

Accrued liabilities at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Deferred revenue	$353,799	$399,900
Accrued professional fees	253,990	334,731
Other	664,257	229,542
Accrued liabilities	$1,272,046	$964,173

Note 8. Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2008 and September 30, 2007 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(1,753,035)	$(4,089,956)	$(5,843,401)	$(9,527,755)
Unrealized loss on investments	(92,975)	-	(319,025)	-
Comprehensive loss	$(1,846,010)	$(4,089,956)	$(6,162,426)	$(9,527,755)

Note 9. Debt

The Company’s outstanding debt balances as of September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2007	December 31, 2007
SVB Credit Facility	$-	$-
UBS Credit Facility	2,446,445	-
Founders' Loan	2,000,000	-
Capital Lease Obligation	46,548	-
Total Debt	$4,492,993	$-
Current portion of debt	2,463,143
Total Long-term debt	$2,029,850	$-

SVB Credit Facility: On July 25, 2008, the Company entered into a credit facility with Silicon Valley Bank to support the Company’s working capital (the “SVB Credit Facility”). The SVB Credit Facility is nominally denoted as a $5.0 million facility with an actual maximum availability that varies based on specified percentages of domestic and foreign accounts receivable and inventory. Based on the Company’s accounts receivable and inventory levels on September 30, 2008, as of such date availability under the SVB Credit Facility was approximately $2.4 million, with no borrowings outstanding. The SVB Credit Facility has a one-year term and bears interest at an annual rate of prime plus 1.5%. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility.  As of September 30, 2008, the Company was in compliance with these covenants.

UBS Credit Facility: On August 13, 2008, the Company entered into a Credit Line Agreement (the “Line of Credit”) with UBS Bank USA for a demand revolving line of credit with respect to the Company’s ARS held in an account with UBS. Advances under the Line of Credit, to be made at the sole discretion of UBS Bank USA at up to 80% of the value of the Company’s ARS, bear interest at LIBOR plus 1%. At September 30, 2008 there was $2.8 million available under the Line of Credit, of which $2.4 million of borrowings were outstanding. The Line of Credit replaced the $1,000,000 loan made by UBS to the Company under the terms of a March 19, 2008 Client’s Agreement between the Company and UBS (see Note 15 – “Subsequent Events”).

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

Note 10. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer 3% to 5% of their annual compensation. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended September 30, 2008 and September 30, 2007, the Company recorded contribution expense of $34,323 and $24,817, respectively. For the nine months ended September 30, 2008 and September 30, 2007, the Company recorded contribution expense of $105,475 and $76,411, respectively.

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

The Company also indemnifies its casino customers from any claims or suits brought by a third party alleging infringement of a United States patent, copyright or mask work right. The Company typically agrees to pay all costs and damages, provided the customer provides prompt written notice of any claim and complies with certain other industry-standard conditions.

Legal Proceedings

Lightning Poker™: On March 17, 2008, the Company was served with a complaint filed on March 6, 2008 in the United States District Court for the District of New Jersey, by Lightning Gaming, Inc. and Lightning Poker, Inc. The complaint alleges that the Company infringes United States Patent No. 7,306,516, owned by Lightning Poker. The complaint is seeking unspecified monetary damages from the Company as well as a permanent injunction enjoining the Company from infringing the patent or unfairly competing with the plaintiffs (see Note 15 – “Subsequent Events”).

Note 12.  Shareholders’ Equity

Stock Incentive Plan

Option activity under the Company’s stock incentive plan for the nine months ended September 30, 2008 was as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,034,825	$8.42
Granted	110,000	3.74
Exercised	-	-
Forfeited	(96,025)	10.40
Expired	-	-
Outstanding at September 30, 2008	2,048,800	$8.08	7.7	$(10,240,269)
Exercisable at September 30, 2008	1,148,425	$7.02	7.0	$(4,528,465)

The Company recorded share-based compensation expense of $368,553 and $224,955 for the three months ended September 30, 2008 and September 30, 2007, respectively. The Company recorded share-based compensation expense of $892,185 and $588,036 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Note 13. Income taxes

For the three and nine months ended September 30, 2008, the Company recognized a tax provision of $75,150 and $198,623, respectively, based principally on the Company’s estimated foreign income tax withholding liability.  The non-recoverable withholding taxes incurred for the period ended September 30, 2008 were attributable to the Company’s Canadian revenues. As the Company’s Canadian operations commenced during the current fiscal year, no such withholding liabilities were incurred during the nine months ended September 30, 2007.

The effective rates for the periods ending September 30, 2008 and 2007 differ from the U.S. federal statutory rate principally because: (1) the tax benefit arising from the Company’s net operating losses are fully offset by the valuation allowance established against the Company’s deferred tax assets: and (2) the Company incurs withholding taxes in Canada.

In accordance with FASB FIN 48, Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109, we evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability as a result of the adoption of FIN 48.  Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.  For the three and nine months ended September 30, 2008, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

Note 14.  Related Party Transactions

Transactions with Aristocrat

License fees from and equipment sales to Aristocrat of $157,525 and $1.4 million, respectively, were recorded in the three months ended September 30, 2008, while $93,670 and $428,912, respectively, were recorded during the three months ended September 30, 2007. License fees from and equipment sales to Aristocrat of $443,250 and $3.4 million, respectively, were recorded in the nine months ended September 30, 2008, while $266,951 and $803,038, respectively, were recorded during the nine months ended September 30, 2007. As of September 30, 2008, $315,329 due from Aristocrat was included in accounts receivable in the accompanying balance sheet.

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. The lease expires in August 2011. Rent expense recorded for the leased space for the three months ended September 30, 2008 and September 30, 2007 was $54,900 and $45,843, respectively. Rent expense recorded for the leased space for the nine months ended September 30, 2008 and September 30, 2007 was $164,700 and $116,211, respectively.

Note 15.  Subsequent Events

On October 16, 2008, the Company announced that it had reached a mutually agreeable settlement of all outstanding litigation with Lightning Gaming, Inc. and Lightning Poker, Inc. The settlement resulted in all lawsuits between the parties being withdrawn with prejudice, including Lightning Gaming, Inc.’s lawsuit alleging patent infringement filed in Federal District Court in New Jersey. There was no material financial impact to the Company as a result of the settlement.

By letter dated October 8, 2008 (the “UBS Offer”), UBS AG, through its subsidiary UBS Financial Services Inc., the securities brokerage firm that holds the Company’s ARS investments (collectively, “UBS”), offered the Company the right to sell its ARS to UBS during a two-year period starting January 2, 2009. The purchase price for the ARS (the “Purchase Price”) will be par plus accrued but unpaid dividends or interest, if any. The Company formally accepted this offer by submitting an acceptance form to UBS on November 11, 2008 (the “Acceptance Date”). By accepting the UBS Offer, the Company has the right, exercisable at any time during the two-year period, to require UBS to purchase the ARS at the Purchase Price. In addition, the Company has granted UBS the right to purchase the Company’s ARS (or sell the ARS on behalf of the Company) at any time after the Acceptance Date, as long as the Company receives the Purchase Price for the ARS.

The Company is currently evaluating the impact that the UBS Offer will have on the accounting treatment of the ARS under FAS 115. While the Company has not yet determined the proper accounting treatment applicable to its specific situation, Company management currently expects to account for the right as a free-standing financial instrument at fair value under FAS 159 and to transfer its ARS from available for sale securities to trading securities under FAS 115. Under that treatment, the losses arising from the Company’s investment in ARS would be transferred from accumulated other comprehensive loss to the statement of operations and be fully or partially offset by the resulting gain arising from the fair value of the newly acquired right as of December 31, 2008.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, termination or non-renewal of customer contracts, amendment or termination of our loans with Silicon Valley Bank, disruption of our relationships with our suppliers, competitive pressures, general economic and political conditions, such as political instability, credit market uncertainty, inflationary pressures from higher energy and fuel costs and the rate of economic growth or decline in our principal geographic markets, each of which may be amplified by recent disruptions in the U.S. and global financial markets, the possible effect of anti-dilution provisions in our outstanding warrants, and our financial condition. These and other risks and uncertainties are described in more detail in our most recent Annual Report on Form 10-K, as well as other reports and statements that we file with the Securities and Exchange Commission.

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

We currently have two product lines, PokerPro gaming products and Heads-Up Challenge amusement products. The PokerPro system is an electronic poker table that provides a fully-automated poker-room environment to tribal casinos, commercial casinos, cruise ships and card clubs. Heads-Up Challenge is an innovative heads-up amusement device that enables two players to compete against each other in a game of Texas Hold’em poker for entertainment purposes in non-gambling venues such as bars and restaurants.

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues. Revenues increased by $3.2 million (299%) to $4.3 million for the three months ended September 30, 2008 as compared to $1.1 million for the three months ended September 30, 2007 due to increases in both license and service fees and product sales.

License and service fees increased by $899,928 (145%) to $1.5 million for the three months ended September 30, 2008 as compared to $621,413 for the three months ended September 30, 2007. The increase in license and service fees was driven primarily by growth in the number of PokerPro systems deployed in casinos in the United States, Canada and on cruise ships.

Product sales increased by $2.3 million (509%) to $2.8 million for the three months ended September 30, 2008 as compared to $455,439 for the three months ended September 30, 2007. Product sales consist of casino products, primarily PokerPro systems sold to Aristocrat for deployment in international casinos, as well as sales of our Heads-Up Challenge amusement product. The growth in product sales was attributable to both the successful launch of the new Heads-Up Challenge amusement product in late 2007 and growth of Aristocrat’s PokerPro business internationally.

Sales of the Heads-Up Challenge amusement product contributed $1.5 million in revenue for the three months ended September 30, 2008, with 331 units sold as compared to $25,900 in revenue for the comparable period of 2007. Sales of casino products for the three months ended September 30, 2008 amounted to $1.3 million, an increase of $840,188 (196%) over the comparable period in 2007. Sales of casino products increased largely due to Aristocrat’s increasing penetration in several European markets, notably Bulgaria where poker was just recently legalized.

Cost of Sales. Cost of sales increased by $1.7 million (450%) to $2.1 million for the three months ended September 30, 2008 as compared to $379,715 for the three months ended September 30, 2007. This increase in cost of sales is attributable to the 509% growth in product sales.

The resulting gross margin percentage was 25% of product sales for the three months ended September 30, 2008 and 17% for the comparable period in 2007. The increase in the gross margin percentage was primarily attributable to the change in product mix. Heads-Up Challenge, which carries a higher up-front margin than casino product sales, grew significantly to 54% of total product sales for the three months ended September 30, 2008 as compared to 6% for the three months ended September 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased by $868,948 (27%) to $2.4 million for the three months ended September 30, 2008 as compared to $3.3 million for the three months ended September 30, 2007. This decrease was primarily the result of managements’ cost reduction initiatives which began in late 2007 and continued into the first three quarters of 2008. In addition, the period ended September 30, 2007 included a non-recurring charge as a result of settling the Tellis lawsuit. As a percentage of total revenues, SG&A expenses improved to 56% of total revenues for the three months ended September 30, 2008, compared with 303% of total revenues for the three months ended September 30, 2007.

Research and Development Expenses. Research and development expenses (“R&D”) decreased by $428,223 (37%) to $716,363 for the three months ended September 30, 2008 as compared to $1.1 million for the three months ended September 30, 2007. We continue to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features. However, as our Heads-Up Challenge and PokerPro products are now commercialized, spending on pre-production engineering and internal development has declined.

Depreciation. Depreciation increased by $163,393 (29%) for the three months ended September 30, 2008 to $726,870 from $563,477 for the three months ended September 30, 2007. The change in depreciation is primarily attributable to the increase in the number of depreciable PokerPro tables deployed in the United States, Canada and on cruise ships.

Interest Income (Expense), net. Interest income (expense), net changed by $229,485 (128%) for the three months ended September 30, 2008 to an expense of $50,576 from income of $178,909 for the three months ended September 30, 2007, primarily as a result of interest expense on the founders’ and UBS loans incurred during the second quarter of 2008, combined with lower average invested balances and lower average interest rates on our investments.

Income Taxes. Income tax provision was $75,150 for the three months ended September 30, 2008 and zero in the comparable period of 2007. Income tax provision for 2008 was attributable to non-recoverable taxes incurred in Canada, where we started doing business during the current year.

Net Loss. Net loss for the three months ended September 30, 2008 was $1.8 million, an improvement of $2.3 million (57%) from $4.1 million for the three months ended September 30, 2007. Net loss per share, basic and diluted, was $0.16 per share for the three months ended September 30, 2008, an improvement of 57% or $0.21 per share from $0.37 for the comparable period of 2007. Net loss and net loss per share improved over the prior year period due primarily to the combination of significantly higher revenues from the casino and amusement product lines, partially offset by higher cost of sales and lower operating expenses.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues. Revenues increased by $8.8 million (339%) to $11.3 million for the nine months ended September 30, 2008 as compared to $2.6 million for the nine months ended September 30, 2007 due to increases in both license and service fees and product sales.

License and service fees increased by $2.7 million (158%) to $4.5 million for the nine months ended September 30, 2008 as compared to $1.7 million for the nine months ended September 30, 2007. The increase in license and service fees was driven primarily by growth in the number of PokerPro systems deployed in casinos in the United States, Canada and on cruise ships.

Product sales increased by $6.0 million (706%) to $6.9 million for the nine months ended September 30, 2008 as compared to $852,609 for the nine months ended September 30, 2007. Product sales consist of casino products, primarily PokerPro systems sold to Aristocrat for deployment in international casinos, as well as sales of our Heads-Up Challenge amusement product. The growth in product sales was attributable to both the successful launch of the new Heads-Up Challenge amusement product in late 2007 and growth of Aristocrat’s PokerPro business internationally. Heads-Up Challenge contributed $3.9 million in revenue for the first nine months of 2008 with 871 units sold, as compared to revenue of $25,900 in the comparable period of 2007. Sales of casino products amounted to $3.0 million, an increase of $2.1 million (258%) over the comparable period in 2007. Sales of casino products increased largely due to Aristocrat’s increasing penetration in several European markets, notably Bulgaria where poker was just recently legalized.

Cost of Sales. Cost of sales increased by $4.3 million (623%) to $5.0 million for the nine months ended September 30, 2008 as compared to $697,167 for the nine months ended September 30, 2007. This increase in cost of sales is attributable to the 706% growth in product sales.

The resulting gross margin percentage was 27% of product sales for the nine months ended September 30, 2008 and 18% for the comparable period in 2007. The increase in the gross margin percentage was primarily attributable to the change in product mix. Heads-Up Challenge, which carries a higher up-front margin than casino product sales, grew significantly to 57% of total product sales for the nine months ended September 30, 2008 as compared to 3% for the nine months ended September 30, 2007.

Selling, General and Administrative Expenses. SG&A increased by $242,817 (3%) to $7.4 million for the nine months ended September 30, 2008 as compared to $7.2 million for the nine months ended September 30, 2007. This increase was primarily due to higher salaries and related personnel costs, including non-cash share based compensation expenses, partially offset by lower legal and professional fees and other operating expenses, as well as the absence of the lawsuit settlement charges included in the prior year period. Cost reduction initiatives have significantly reduced SG&A from third quarter of 2007; however, the year-to-date comparison is impacted by lower expenses in the earlier periods of 2007. As a percentage of total revenues, SG&A expenses improved to 65% of total revenues for the nine months ended September 30, 2008, compared with 278% of total revenues for the nine months ended September 30, 2007.

Research and Development Expenses. R&D decreased by $839,069 (26%) to $2.4 million for the nine months ended September 30, 2008 as compared to $3.3 million for the nine months ended September 30, 2007. We continue to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features, but as our Heads-Up Challenge and PokerPro products are now commercialized, spending on pre-production engineering and internal development has declined.

Depreciation. Depreciation increased by $656,705 (47%) for the nine months ended September 30, 2008 to $2.1 million from $1.4 million for the nine months ended September 30, 2007. The change in depreciation is primarily attributable to the increase in the number of depreciable PokerPro tables deployed in the United States, Canada and on cruise ships.

Interest Income (Expense), net. Interest income (expense), net changed by $462,241 (105%) for the nine months ended September 30, 2008 to an expense of $24,078 from income of $438,163 for the nine months ended September 30, 2007, due primarily to lower average invested balances and lower average interest rates on our investments, as well as the impact of interest expense on the founders’ and UBS loans incurred during the second quarter of 2008.

Income Taxes. Income tax provision was $198,623 for the nine months ended September 30, 2008 and zero in the comparable period of 2007. Income tax provision for 2008 was attributable to non-recoverable taxes incurred in Canada, where we started doing business during the current year.

 Net Loss. Net loss for the nine months ended September 30, 2008 was $5.8 million, an improvement of $3.7 million (39%) from $9.5 million for the nine months ended September 30, 2007. Net loss per share, basic and diluted, was $0.53 per share for the nine months ended September 30, 2008, an improvement of $0.39 (42%) per share from $0.92 for the comparable period of 2007. Net loss and net loss per share improved over the prior year period due primarily to the combination of significantly higher revenues from the casino and amusement product lines, partially offset by higher cost of sales and operating expenses associated with the growth of the business.

Liquidity and Capital Resources

We have incurred net operating losses since inception and operating expenses may continue to exceed revenues through at least 2008 as we continue to invest in growing our installed base of PokerPro systems and increasing sales of Heads-Up Challenge. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock, although during the current year, we have also obtained additional capital through credit arrangements from financial institutions and a loan from certain members of our Board of Directors. These transactions are described in more detail below.

	Nine Months Ended September 30,
	2008	2007	Change
Net cash used in operating activities	$(5,066,590)	$(10,506,631)	$5,440,041
Net cash provided by (used in) investing activities	1,930,417	(1,671,607)	3,602,024
Net cash provided by financing activities	4,440,960	12,577,532	(8,136,572)

Net increase in cash and cash equivalents	1,304,787	399,294	905,493

Cash and cash equivalents, beginning of period	1,229,980	1,803,501

Cash and cash equivalents, end of period	$2,534,767	$2,202,795

For the nine months ended September 30, 2008, net cash used in operating activities was $5.1 million, as compared to $10.5 million for the nine months ended September 30, 2007, a decrease of $5.4 million. The decrease in cash used in operating activities was due to reduced net losses combined with a reduction in cash used for PokerPro systems. These reductions were partially offset by increased accounts receivable and inventory, principally associated with the growth in the Heads-Up Challenge amusement product. We have recently focused increased attention on managing the level of working capital employed in the business, particularly with regard to reducing the level of inventory carried in our gaming operations, although as we are introducing new products, dealing with regulatory requirements and managing an international supply chain, our ability to accurately forecast demand is limited.

Net cash provided by investing activities was $1.9 million for the nine months ended September 30, 2008, compared to net cash used by investing activities of $1.7 million for the nine months ended September 30, 2007. Cash provided by investing activities is primarily a function of investments and redemptions of our auction rate securities (“ARS”) portfolio, and to a smaller degree, capital expenditures for assets used in our operations.

Net cash provided by financing activities was $4.4 million for the nine months ended September 30, 2008, primarily consisting of a $2.0 million loan from certain members of our Board of Directors and a $2.4 million loan from UBS Financial Services, Inc, each described in more detail below. For the nine months ended September 30, 2007, net cash provided by financing activities was $12.6 million, consisting primarily of proceeds from an equity offering completed in April 2007.

Our need for cash to fund our operations is determined primarily by the following factors: (i) the pace of growth in our casino business and the related investments we may make in inventory and PokerPro systems, (ii) the pace of growth in sales of our Heads-Up Challenge amusement product, (iii) our ability to generate positive operating leverage as we grow, (iv) our ability to forecast demand and manage working capital with an international supply chain, and (v) our ability to negotiate favorable payment terms with our customers and vendors. We have the ability to impact the timing and extent of our cash needs primarily by managing the pace of growth in both our PokerPro and Heads-Up-Challenge products and managing our operating expenses. However, we also have certain contractual obligations as set forth below and our ability to control all the cash needs of the business is not unlimited.

Our management intends to maximize revenues while carefully monitoring the impact on our cash needs and cash balances, although any reduction in our working capital investment may also impact our ability to increase our revenues. If we are unable to execute our operating plan, manage our working capital effectively or are impacted by other events, however, we may need to raise additional funds through additional public or private offerings of our securities, sale/leaseback arrangements, additional credit facilities or other available sources. If we decide to raise capital in the equity markets, our shareholders could incur significant dilution, particularly if the anti-dilution provisions in our outstanding warrants were triggered.

Auction rate securities. At September 30, 2008, we had $3.6 million ($3.9 million par value) invested in ARS. The ARS held by us are securities with long-term nominal maturities for which the interest rates historically have been reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of student loans. Consistent with our investment policy, the ARS investments held by us all have AAA/Aaa credit ratings and are backed by The Federal Family Education Loan Program. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders during early 2008.

Historically, given the liquidity created by the auctions, ARS were presented as current assets. However, given the recently failed auctions, and based on our review of the underlying collateral, current market conditions and the market prices indicated on the monthly statements, we determined: (i) the carrying value of our investment in ARS should be classified as long-term assets on the balance sheet to reflect the long-term maturities of the underlying student loans and (ii) the fair value of our ARS was below book value as of September 30, 2008. Based on the information currently available, we believe that the underlying investments in the student loan portfolios remain sound and that this impairment is temporary and the result of the failure of the auction mechanisms to provide current liquidity. Accordingly, the value of the investment was written down to fair value with a corresponding charge to other comprehensive income. While we believe this impairment to be temporary, the situation in the ARS market continues to evolve. We will continue to monitor the situation and update our impairment evaluation in future periods and, if the impairment is subsequently determined to be other than temporary or if we reclassify the investments to trading securities, an impairment charge to earnings would be required at that time.

On August 13, 2008, we entered into a Credit Line Agreement with UBS Bank USA for a demand revolving line of credit with respect to our ARS held in an account with UBS. Advances under the line of credit, to be made at the sole discretion of UBS Bank USA at up to 80% of the value of our ARS, bear interest at LIBOR plus 1%. The line of credit replaced the $1,000,000 loan made by UBS to under the terms of a March 19, 2008 Client’s Agreement between us and UBS. At September 30, 2008 there was $2.8 million available under the Credit Line Agreement, of which $2.4 million of borrowings were outstanding.

By letter dated October 8, 2008 (the “UBS Offer”), UBS AG, through its subsidiary UBS Financial Services Inc., the securities brokerage firm that holds the Company’s ARS investments (collectively, “UBS”), offered the Company the right to sell its ARS to UBS during a two-year period starting January 2, 2009. The purchase price for the ARS (the “Purchase Price”) will be par plus accrued but unpaid dividends or interest, if any. The Company formally accepted this offer by submitting an acceptance form to UBS on November 11, 2008 (the “Acceptance Date”). By accepting the UBS Offer, the Company has the right, exercisable at any time during the two-year period, to require UBS to purchase the ARS at the Purchase Price. In addition, the Company has granted UBS the right to purchase the Company’s ARS (or sell the ARS on behalf of the Company) at any time after the Acceptance Date, as long as the Company receives the Purchase Price for the ARS.

We are currently evaluating the impact that the UBS Offer will have on the accounting treatment for the ARS under FAS 115. While we have not yet determined the proper accounting treatment applicable to its specific situation, we currently expect to account for the right as a free-standing financial instrument at fair value under FAS 159 and to transfer its ARS from available for sale to trading under FAS 115. Under that treatment, the losses arising from the investment in ARS would be transferred from other comprehensive loss to the statement of operations and be fully or partially offset by the resulting gain arising from the fair value of the newly acquired right as of December 31, 2008.

Founders’ Loan. On March 24, 2008, we entered into a loan agreement with Lyle A. Berman, James T. Crawford III, Arthur Lee Lomax and Gehrig H. “Lou” White. Messrs. Crawford, Lomax and White are the founders of the Company. Each of the lenders are also members of our board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman. Upon closing, the lenders loaned us $2.0 million and we issued the lenders a promissory note in the principal amount of $2.0 million. The loan bears interest at an annual rate of 13% with all unpaid principal and interest payable on March 24, 2010. We are paying and intend to continue to pay interest on a monthly basis. The loan principal may be repaid prior to maturity without penalty. The loan contains no restrictive covenants and is collateralized by a security interest in our PokerPro systems deployed in North America and on cruise ships as of December 31, 2007.

SVB Credit Facility: On July 25, 2008, we entered into a credit facility with Silicon Valley Bank to support the Company’s working capital (the “SVB Credit Facility”). The SVB Credit Facility is nominally denoted as a $5.0 million facility with an actual maximum availability that varies based on specified percentages of domestic and foreign accounts receivable and inventory. Based on our accounts receivable and inventory levels on September 30, 2008, as of such date availability under the SVB Credit Facility was approximately $2.4 million, with no borrowings outstanding. The SVB Credit Facility has a one-year term and bears interest at an annual rate of prime plus 1.5%. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility.

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2008:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt obligations	$4,446,445	$2,446,445	$2,000,000	$-	$-
Operating lease obligations	702,865	260,030	442,835	-	-
Capital lease obligations	67,788	22,966	44,822	-	-
Purchase obligations	3,796,338	3,796,338	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$9,013,436	$6,525,779	$2,487,657	$-	$-

Contractual obligations increased to $9.0 million as of September 30, 2008 from $2.1 million as of December 31, 2007 due principally to the incurrence of new debt and capital lease obligations, accompanied by an increase in the level of inventory purchase commitments, particularly commitments associated with our anticipated purchases of Heads-Up Challenge amusement products from our contract manufacturer. Contractual obligations increased to $9.0 million as of September 30, 2008 from $8.2 million as of June 30, 2008 primarily due to additional borrowings under our UBS credit facility.

Customer Dependence

As of September 30, 2008, four of our customers made up approximately 73% of our total revenues. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2007. During the three months ended September 30, 2008, there were no material changes to the accounting policies and assumptions previously disclosed.

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

On October 10, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Accordingly, we applied FSP 157-3 in preparing our financial statements as of and for the periods ended September 30, 2008. FSP 157-3 amends FAS 157 by providing an illustrative example to demonstrate how fair value should be determined when the market for that financial asset is not active. The adoption of FSP 157-3 did not have any effect on our results of operations, financial condition, or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“FAS 160”), Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51. FAS 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of FAS No. 160 to have a material impact on our results of operations, financial condition, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities (“FAS 159”). FAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting FAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. We have not currently elected the fair value option for any of our assets or liabilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our market risk has changed from the disclosure in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, primarily due to our new debt obligations, as well as to recent events and changes in the worldwide credit markets, specifically those risks associated with our ARS investments. Because of changes in the market conditions for our ARS as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we have reclassified those investments from current to long-term on the accompanying consolidated balance sheet, and determined that cost is no longer an accurate approximation of fair value. A further 10% decrease in the estimated fair value of our ARS would result in an additional write-down of approximately $0.4 million.

As of September 30, 2008, we had outstanding debt of $4.5 million, of which $2.4 million was outstanding under our UBS line of credit and bears interest at LIBOR plus 1% (4.926% at September 30, 2008). We estimate that a hypothetical change of 100 basis points in LIBOR would have had an impact of approximately $24 thousand on our consolidated annual interest expense. Interest under the SVB Credit Facility is also variable (prime plus 1.5%, or 6.5% at September 30, 2008), and to the extent that we borrow under this facility in future periods, those borrowings will also subject us to additional market risk.

          Our transactions with vendors and customers are principally denominated in US dollars. Accordingly, we believe that we do not have a direct material exposure to fluctuations in foreign currencies. However, a significant portion of our revenues and our purchases are from customers and vendors located outside of the United States. To the extent that those customers or vendors are impacted by fluctuations in the relationship of European, Canadian and Asian currencies to the US dollar, demand for our products, our ability to economically source inventory and/or the terms under which we conduct business may be affected.

          We do not hold or issue financial instruments for speculative purposes.

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

As of September 30, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008, in all material respects, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The following systems-related significant deficiencies were previously identified and remain unremediated as of September 30, 2008:

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

These significant deficiencies were reported to the Company’s Audit Committee by our management and to our independent registered public accounting firm as of December 31, 2007, and the Company has continued to provide the Audit Committee with additional reports regarding the status of these significant deficiencies with respect to each of the first three quarters of 2008.  Our management continues to believe that these significant deficiencies are not indicative of a material weakness in the Company’s internal control over financial reporting. As reported in our Annual Report on Form 10-K, we also implemented a number of compensating controls as of December 31, 2007, including more timely reconciliations, enhanced review and approval procedures, and more robust physical inventory counting and valuation procedures. These compensating controls continued to operate as of September 30, 2008.

With regard to these systems-related significant deficiencies that had not been fully remediated as of September 30, 2008, we have purchased and are in process of implementing an integrated enterprise resource planning software package, SAP Business One, which we believe will aid in strengthening our internal controls.

As of September 30, 2008, we were continuing to prepare for the implementation of SAP Business One and were still in the process of configuring the application software package and training our staff. Therefore, the purchase of SAP Business One had no impact on the operation of our internal control over financial reporting for the period ended September 30, 2008. We expect to implement certain financial modules of SAP Business One during the fourth quarter of 2008 and to implement the remaining modules in early 2009. However, we can provide no assurance that implementation of SAP Business One will be successful or will fully resolve all significant deficiencies.

Because SAP Business One has not yet been implemented, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On October 16, 2008, the Company announced that it had reached a mutually agreeable settlement of all outstanding litigation with Lightning Gaming, Inc. and Lightning Poker, Inc. The settlement resulted in all lawsuits between the parties being withdrawn with prejudice, including Lightning Gaming, Inc.’s lawsuit alleging patent infringement filed in Federal District Court in New Jersey. There was no material financial impact to the Company as a result of the settlement.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q and set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our other reports and statements that we file with the SEC, including those contained in our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

 We recently entered into new debt financing arrangements, which could have a material adverse effect on our financial health and our ability to obtain financing in the future, and may impair our ability to react quickly to changes in our business.

          We entered into a loan and two credit facilities during the current year, introducing certain risks associated with debt financing. As of September 30, 2008, we had $4.5 million in debt outstanding and we had the ability to borrow additional funds. Our increased exposure to debt financing, however, could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

•	increase our vulnerability to adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings are at variable rates of interest;
•	require us to dedicate future cash flows to the repayment of debt. This could reduce the availability of cash to fund working capital, capital expenditures or other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants contained in our debt agreements.

          Despite current indebtedness levels, we may also incur additional indebtedness in the future, which could materially increase the impact of these risks on our financial condition and results of operations.

          Our ability to repay our debt depends on many factors beyond our control. If we attempt to raise equity capital in the future and are successful in doing so, our current shareholders could be subjected to significant dilution.

          Payments on our debt will depend on our ability to generate cash or secure additional financing in the future. This ability, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, and sufficient future financing is not available to us, we may not be able to repay our debt, operate our business or fund our other liquidity needs. If we cannot meet or refinance our obligations when they become due, this may require us to attempt to raise capital, sell assets, reduce expenditures or take other actions which we may be unable to successfully complete or, even if successful, could have a material adverse effect on us.

In addition, if we are successful in raising capital in the equity markets to repay our indebtedness, or for any other purpose in the future, our shareholders could incur significant dilution, particularly if the anti-dilution provisions in our outstanding warrants are triggered.

          The agreements and instruments governing our debt contain restrictions and limitations which could significantly impact our ability to operate our business.

          Our credit facility with Silicon Valley Bank contains a number of significant covenants that could adversely impact our business by limiting our ability to obtain future financing, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. The credit facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions qualifying the terms upon which Silicon Valley Bank is required to extend funds. Our ability to comply with these provisions may be affected by events beyond our control.

We are dependent on a small number of key suppliers and customers.  Changes in our relationships with these parties, or changes in the economic environments in which they operate, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

   Our revenues are concentrated with a small number of customers, many of whom are located in Canada, Europe and other areas outside of the United Sates.  As of September 30, 2008, four of our customers made up approximately 73% of our total revenues.  The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

To manufacture our casino and amusement products, we purchase inventory from independent manufacturers, many of whom are located in the Far East. An extended interruption in the supply of these products or suitable substitute inventory would disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.

                 For a number of our inventory components, and for all of our Heads-Up Challenge finished goods, we rely on a single supplier. We currently do not have significant supply relationships with alternative sources. We cannot estimate with any certainty the length of time that would be required to establish alternative supply relationships, or whether the quantity or quality of materials that could be so obtained would be sufficient. Furthermore, we may incur additional costs in sourcing materials from alternative producers. The disruption of our inventory supply, even in the short term, could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our business is conducted with customers and suppliers located outside of the United States.  Currency, economic, political and other risks associated with our international operations could adversely affect our operating results.

            Our revenues from international customers and our inventory costs from international suppliers are exposed to the potentially adverse effects of currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. To the extent that our revenues and purchases from international business partners increase in the future, our exposure to changes in foreign economic conditions and currency fluctuations will increase.

            Our dependence on foreign customers and suppliers means, in part, that we may be affected by changes in the relative value of the U.S. dollar to foreign currencies. Although our receipts from foreign customers and our purchases of foreign products are principally negotiated and paid for in U.S. dollars, changes in the applicable currency exchange rates might negatively affect the profitability and business prospects of our customers and vendors. This, in turn, might cause such vendors to demand higher prices, delay shipments, or discontinue selling to us.  This also might cause such customers to demand lower prices, delay or discontinue purchases of our products or demand other changes to the terms of our relationships.  These situations could in turn ultimately reduce our revenues or increase our costs, which could have a material adverse effect on our business, financial condition and results of operations.

Item 5. Other Information.

By letter dated October 8, 2008 (the “UBS Offer”), UBS AG, through its subsidiary UBS Financial Services Inc., the securities brokerage firm that holds the Company’s ARS investments (collectively, “UBS”), offered the Company the right to sell its ARS to UBS during a two-year period starting January 2, 2009. The purchase price for the ARS (the “Purchase Price”) will be par plus accrued but unpaid dividends or interest, if any. The Company formally accepted this offer by submitting an acceptance form to UBS on November 11, 2008 (the “Acceptance Date”). By accepting the UBS Offer, the Company has the right, exercisable at any time during the two-year period, to require UBS to purchase the ARS at the Purchase Price. In addition, the Company has granted UBS the right to purchase the Company’s ARS (or sell the ARS on behalf of the Company) at any time after the Acceptance Date, as long as the Company receives the Purchase Price for the ARS. The Company expects to exercise its right to require UBS to purchase the Company’s ARS as soon as practicable on or after January 2, 2009, assuming the ARS have not been purchased prior to such date.

The Company has maintained a brokerage account with UBS Financial Services, Inc. since October 2005 and had a $1 million line of credit with UBS Financial Services, Inc. from March 19, 2008 until it was replaced by a line of credit with UBS Bank USA on August 13, 2008.

Item 6. Exhibits.

Exhibit No.	Description

10.1
Loan and Security Agreement, effective July 25, 2008, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended June 30, 2008 filed on August 14, 2008).

10.2
Export-Import Bank Loan and Security Agreement, dated July 25, 2008, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the period ended June 30, 2008 filed on August 14, 2008).

10.3
Borrower Agreement, dated July 25, 2008, made and entered into by PokerTek, Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the period ended June 30, 2008 filed on August 14, 2008).

10.4	Credit Line Agreement between PokerTek, Inc. and UBS Bank USA, dated August 13, 2008.

10.5	(a) UBS Offer relating to Auction Rate Securities
(b) PokerTek, Inc. Acceptance Form

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: November 13, 2008
	By:	/s/ Christopher J.C. Halligan
Christopher J.C. Halligan
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2008
/s/ Mark D. Roberson
Mark D. Roberson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description

10.1
Loan and Security Agreement, effective July 25, 2008, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended June 30, 2008 filed on August 14, 2008).

10.2
Export-Import Bank Loan and Security Agreement, dated July 25, 2008, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the period ended June 30, 2008 filed on August 14, 2008).

10.3
Borrower Agreement, dated July 25, 2008, made and entered into by PokerTek, Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the period ended June 30, 2008 filed on August 14, 2008).

10.4	Credit Line Agreement between PokerTek, Inc. and UBS Bank USA, dated August 13, 2008.

10.5	(a) UBS Offer relating to Auction Rate Securities
(b) PokerTek, Inc. Acceptance Form

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.