Form 10-K
period 2008-12-31
POKERTEK, INC.
filed 2009-03-31
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
(704) 849-0860
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2008 was $18,658,255 based upon the last reported sale price on the NASDAQ Global Market (on which our shares were traded prior to our transition to the NASDAQ Capital Market in December 2008) on June 30, 2008.

On March 13, 2009, there were 11,021,429 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of our Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

(i)

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including but not limited to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These forward-looking statements are made under the provisions of The Private Securities Litigation Reform Act of 1995.  In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or other comparable words identify forward-looking statements.  Our actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related, but not limited to: the impact of global macroeconomic and credit conditions on our business and the business of our suppliers and customers, overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, termination or non-renewal of customer contracts, competitive pressures and general economic conditions and our financial condition, including our ability to maintain sufficient liquidity to operate our business. These and other risks and uncertainties are described in more detail under the caption “Risk Factors” in Item 1A of Part I of this annual report on Form 10-K and other reports that we file with the Securities and Exchange Commission.  As a result of these risks and uncertainties, the results or events indicated by these forward-looking statements may not occur.  We caution you not to place undue reliance on any forward-looking statement.

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

(ii)

PART I

Item 1.                 Business.

We are engaged in the development, manufacture and marketing of electronic products for use in the gaming and amusement markets.   The Company was founded on August 22, 2003 and we completed our initial public offering on October 13, 2005.  Our common stock began trading on October 14, 2005 and is currently listed on the NASDAQ Capital Markets under the ticker symbol PTEK.  Our corporate office is located in Matthews, North Carolina.  We also operate a Canadian subsidiary, PokerTek Canada, Inc. and derive a substantial portions of our revenues from Canada, Australia, and Europe.  For the year ended December 31, 2008, revenues from customers outside the United States accounted for 63% of consolidated revenue. See Note 15, “Segment Information” in Item 8, “Financial Statements and Supplementary Data.”

We currently have two product lines – PokerPro® and Heads-Up Challenge™:

PokerPro®-The PokerPro system consists of electronic poker table(s) and related peripheral equipment providing commercial casinos, tribal casinos, cruise ships and card clubs with a fully-automated poker-room environment designed to improve the profitability of poker by enhancing operator revenue opportunities while decreasing startup and operating costs.   We first introduced PokerPro in late 2005 and have continued to invest in features and innovations to enhance the player and operator experience. We distribute PokerPro domestically using our internal sales force to customers in the United States, Canada and cruise ships, generally on a recurring revenue lease model.

Internationally, we sell PokerPro to Aristocrat International Pty. Limited (“Aristocrat”) for distribution in most markets outside North America.  Aristocrat is a leading global provider of gaming solutions including video slot machines, progressive systems and casino management systems and is a significant shareholder of the Company, owning approximately 16.4% of our outstanding common stock as of December 31, 2008.  Aristocrat purchases the PokerPro tables from us and assumes responsibility for all marketing, regulatory, distribution and support in their markets.

As of December 31, 2008, there were 275 PokerPro tables, consisting of 177 PokerPro tables on lease with 16 gaming customers at 75 sites in the United States, Canada, and on major cruise lines and 98 PokerPro tables sold to Aristocrat for lease to its customers internationally.

 Heads-Up Challenge™.  Heads-Up Challenge is an innovative amusement platform that enables two players to compete head to head against each other for entertainment purposes in non-gambling venues such as bars and restaurants.  We introduced Heads-Up Challenge in late 2007 as a Texas Hold’em Poker amusement game. We intend to develop other games to take advantage of the unique heads-up platform and to enhance our operators’ revenue opportunities.  Bocce was added to the product offering during the fourth quarter of 2008.

We sell our Heads-Up Challenge product through a network of independent distributors throughout the world.  We have signed arrangements with 15 distributors for the United States, Canada, the United Kingdom and the United States Military.  In Australia and New Zealand, Aristocrat serves as our distributor for Heads-Up Challenge.   As of December 31, 2008, we had sold an aggregate of 1,148 units since product launch.

PokerPro Gaming Products

Overview. Poker is one of several card games in which two or more players strategically bet against each other. Many casinos and card clubs operate poker rooms that typically consist of tables at which up to 10 players play any of several types of poker against the other players at the table. A dealer employed by the casino or card club is responsible for dealing cards, calculating bets, distributing payouts and collecting the amount the casino or card club charges as a service fee. Unlike most other games played at a casino, where the casino may win the full amount of a player’s bet, the casino or card club’s revenue from the poker room is limited to a service fee, typically a small amount taken from each pot (the “rake”) or a fixed amount charged at a regular interval.  The poker rooms’ revenue directly correlates to the amount of hands / time played per day, not on the win-loss rate of player bets.  Accordingly, poker typically generates lower relative profits for the casino operator than slot machines and other table games.  Our gaming products seek to improve the profitability of poker by enhancing operator revenue opportunities while decreasing startup and operating costs.

The PokerPro system is an automated 10-seated poker table with electronic components that allows players to play poker against one another using electronic cards and chips.  Each player position has a touch screen monitor to view their cards, betting options and other game information. The players use their touch screen monitor to input game decisions, make bets, and manage their account. In the center of the table is an LCD video screen which displays information such as chips bet by each player, total pot or pots and community cards dealt. Electronic cards are dealt to the players by a central server, which is physically separate from the table.

In addition to the table, the PokerPro system comes with a Cashless Wagering System (“CWS”), which creates and maintains player accounts and transacts cash-in and cash-out functions. A player who wants to play on the PokerPro system must first establish an account in the CWS and receive an account card. If a table seat is available, the player can insert his or her account card into the PokerPro player monitor, bring money to the table and begin playing. If the tables are full, the player can use an automated kiosk to get on a waiting list for the game he or she wants to play. There is a waiting list display which indicates where a player is in the queue and when a position becomes available, directs the player to the appropriate table.

The PokerPro system also has administrative tools which are designed to allow casino management to stop, start and monitor the poker games in progress.  They allow management to choose the variety of poker being played, the betting limits and the number of players required to start a poker game. The administrative tools are also designed to track statistics about game play and specific players, such as the number of hands being played per hour and the average pot size of each game.

The PokerPro system currently allows players to play Texas Hold’em, Omaha, and Seven Card Stud poker and all games can be played as cash games, single-table tournaments or multi-table tournaments.  The casinos or card clubs can offer these games in a variety of limits, including, no-limit, limit, spread limit and pot limit.  Omaha can be played as high hand only, or high / low split pot.  Seven Card Stud can be played as high hand only, high / low split pot, or Razz (low hand only).  Poker games offered by the PokerPro system are completely configurable, so each game can be played in accordance with the same rules that apply to live poker games.

Market Opportunities. The game of poker has been increasing in popularity over the past several years. We believe PokerPro is an innovative product from both the casino and the player perspective and our goal is to capture a significant share of this growing market.   . The table below presents the number of poker tables in our target markets worldwide (source is the Casino City Press, Winter 2009).  Each market presents varying degrees of opportunity and operates under different regulatory guidelines.

	2008	2007	2006	2005	2004

Commercial Casinos	2,631	2,381	2,354	1,722	868
Tribal Casinos	2,153	2,086	1,989	1,755	1,046
Card Clubs	1,396	1,351	1,352	1,198	1,028
Other	955	934	703	341	269
Total North American Market	7,135	6,752	6,398	5,016	3,211
Total International Market	3,048	2,645	2,619	2,006	1,670
Total Global Market	10,183	9,397	9,017	7,022	4,881

North American Annual Growth	5.7%	5.5%	27.6%	56.2%	11.9%
International Annual Growth	15.2%	1.0%	30.6%	20.1%	28.3%

During late 2008 and early 2009, overall economic conditions weakened in the United States and abroad, negatively impacting attendance and consumer spending in most gaming markets. Accordingly, as casino operators experience increased financial pressure, we expect that growth in poker tables could slow or reverse in 2009.

Commercial Casinos. North American commercial casinos have experienced significant growth in poker tables over the past five years. This segment of the market represents a significant market opportunity for us.  The commercial casino market is highly regulated and approval from the date of initial application for commercial casinos can be up to 24 months or longer.

In 2008, the American Gaming Association (“AGA”) reported that, in the United States, there were 467 commercial casinos operating in 12 states that offered legalized gaming.  Of the 12 states, Nevada and New Jersey were the largest commercial casino markets in North America in terms of gross gaming revenue with 270 casinos and 11 casinos, respectively.

In Canada, there were 63 commercial casinos operating in 8 provinces.  We have regulatory approval to operate in commercial casinos in Quebec and are pursuing regulatory approval to operate in Ontario, as well as in the Canadian provinces operated by the Atlantic Lottery Corporation.

As of December 31, 2008, we had 87 PokerPro tables in commercial casinos in the United States and Canada.

Tribal Casinos. As of December 31, 2008, there were approximately 441 tribal gaming facilities in the United States and Canada.

As of December 31, 2008, we had 25 PokerPro tables in tribal casinos in Michigan and California.

Card Clubs. Several states, such as California, Washington, North Dakota, Minnesota and Montana, have card clubs that specialize in poker. California and Washington are the two largest card club markets in terms of revenue. As of December 2008, according to Casino City Press, California is the largest card club market in the United States, with 90 card clubs operating approximately 1,110 tables.  In Washington, there are 90 card clubs operating approximately 272 tables.

 As of December 31, 2008, we had 5 PokerPro tables located in card clubs in California.

Cruise Ships. As of December 2008, per the Casino City Press, there were 111 poker tables on approximately 146 ocean-going cruise ships in the world.  Unlike other markets in which we operate, the cruise ship market is generally unregulated. We have PokerPro tables on several major cruise lines, including Carnival Corporation, Royal Caribbean and Norwegian, and we successfully completed installations on 100% of the Carnival Cruise Lines fleet during 2008.

As of December 31, 2008, we had 60 PokerPro tables located on 57 cruise ships.

International Casinos. According to the Casino City Press, as of December 2008, markets outside of North America and cruise ships contained 3,048 poker tables.  We believe that international markets may grow faster than the North American markets in the future and represent a significant growth opportunity for PokerPro.

Aristocrat serves as our international distributor.  Our distribution agreement provides Aristocrat with exclusive rights (excluding the United States, Canada and cruise ships) to distribute, market, enter into license agreements and, under certain circumstances, manufacture the PokerPro system.

As of December 31, 2008, we had sold an aggregate of 98 PokerPro tables to Aristocrat for lease to its international customers.

Competition. The overall market for gaming devices is mature and characterized by numerous competitors that develop and license proprietary table games. We are aware of several other companies in the United States and abroad offering automated poker products and additional competitive forces could join the market. Potential competitors include established manufacturers of gaming devices that may have widespread brand recognition and substantially greater resources and marketing capabilities than we have.  In addition, they may have some of the regulatory approvals required to market and sell automated poker tables in our target markets. Potential competitors also could offer lower cost products manufactured in less regulated or lower cost foreign markets.

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

We believe that our facility has sufficient capacity to meet demand and that our sources of supply are adequate. Several key components we use in the manufacture of our products are proprietary and are currently assembled by a single contract manufacturer.  Also, certain complex integrated circuits are manufactured by a single source and are critical to our product designs.  Changing manufacturers for any of these components would require significant time and effort on the part of our management team, may require additional engineering development work, and could have a disruptive impact on our operations.

In addition, as part of an initiative underway to reduce our manufacturing costs, we are transitioning more of our components to the contract manufacturer that also produces our Heads-Up Challenge product, increasing our overall dependency on this supplier.

The components we use are produced primarily in Taiwan and China and are subject to long lead times and other issues associated with managing an international supply chain.  Furthermore, we compete with other companies for the production capacity of third-party manufacturers and suppliers for displays and for other components.

Distribution Method.  We distribute our gaming products to North American casinos and to cruise ships on a direct basis using our own internal sales force.  We employ account managers who are assigned geographic sales territories and continue to be closely involved with our customers following the deployment of tables to provide advice and manage the overall customer relationship.  We generally lease PokerPro to customers on a recurring revenue basis (either a fixed-fee lease or participation arrangement where we share the customers revenue on a percentage basis)

Outside of North America, we sell our PokerPro products to Aristocrat for distribution to its customers in those markets.  Aristocrat purchases the PokerPro tables from us and assumes responsibility for marketing, regulatory compliance, distribution and support in their markets.

Heads-Up Challenge Amusement Products

Overview. Heads-Up Challenge is an innovative amusement platform that enables two players to compete head to head against each other for entertainment purposes in non-gambling venues such as bars and restaurants.  We introduced Heads-Up Challenge in late 2007 as a Texas Hold’em Poker amusement game. We intend to develop other games to take advantage of the unique heads-up platform and to enhance our operators’ revenue opportunities.

Players can play no-limit Texas Hold’em with traditional poker action and realistic movements and sounds against one another for entertainment purposes.  It can be played in single player mode, two player mode or tournament mode with up to 8 players.   We are also developing other games for the Heads-Up Challenge platform and introduced Bocce in the fourth quarter of 2008.  However, we can provide no assurance that additional games will be developed or will be successful.

We sell our Heads-Up Challenge product through a network of independent distributors throughout the world.  We have signed arrangements with 15 distributors for the United States, Canada, the United Kingdom and the United States Military.  In Australia and New Zealand, Aristocrat serves as our distributor for Heads-Up Challenge.   As of December 31, 2008, we had sold an aggregate of 1,148 units since product launch.

Market Opportunities. The market for Heads-Up Challenge includes restaurants, bars and other amusement venues.  There are an estimated 176,000 restaurants and bars worldwide as well as opportunities for other outlets, such as in homes.

Competition. The overall market for coin-in amusement game devices is mature and characterized by numerous competitors.   We compete with other popular and more established games, such as Golden Tee and Big Buck Hunter, for a share of the operators’ capital spending.  Some of these competitors are established manufacturers, including Incredible Technologies and Play Mechanics, Inc., that may have more widespread brand recognition and substantially greater resources and marketing capabilities than we have.   We also compete with other games and activities for floor space in the bar or restaurant.

Product Supply. We purchase our Heads-Up Challenge tables from a contract manufacturer located in Taipei, Taiwan. The units are essentially complete and ready for sale when delivered.  Our master distributors in the United States, Australia and the United Kingdom load software, install bill and coin validators and other minor steps to complete the table once received.

We believe that our contract manufacturer has ample capacity to meet demand and that sources of supply are adequate.  However, because our supply chain crosses the ocean and we rely on a third party, our ability to meet demand is dependent on their performance as well as our ability to provide accurate production forecasts and manage long logistical lead times.

Distribution Method.  We distribute our amusement products through a network of independent distributors. These distributors are generally given exclusive or non-exclusive rights to sell the product within a specified geographic territory (and typically we retain the right to make direct sales where applicable). The distributors typically sell the product to operators who place the products in restaurants, bars or other venues.  The operator assumes responsibility for the operation and maintenance of the units following purchase.

As of December 31, 2008 we have signed arrangements with 15 distributors for the United States, Canada, the United Kingdom and the United States Military.  Aristocrat distributes our amusement product in Australia and New Zealand.

We also sell units directly to consumers for home use and may establish direct relationships with larger corporate customers in the future.

Gaming Regulations and Licensing

Regulatory Overview. Generally, the manufacture, sale and use of gambling devices is subject to extensive federal, state, local and tribal regulation. In order to sell and distribute the PokerPro system to our target markets, we must comply with the applicable regulations of each jurisdiction in which we operate.

We normally expect regulatory approval in most jurisdictions to take up to 24 months or longer. The PokerPro system is a relatively new and innovative technology, increasing the difficulty to accurately predict the time and expense required to obtain approvals or licenses in any particular jurisdiction.  Further, the laws and regulations of the jurisdictions in which we operate or intend to operate are subject to amendment and reinterpretation from time to time, and therefore it is possible that even if the PokerPro system is approved at one time, its use may be restricted, conditioned or prohibited in the future.

 Some states prohibit playing poker or gambling in any form. We do not intend to sell or distribute the PokerPro system in these states or to Native American tribes located in these states unless such sales or distribution is specifically authorized by the tribal-state compact, a legally binding agreement between states and tribes.

The following is a brief description of the significant regulations that apply to us in the jurisdictions in which we are located or intend to market and sell the PokerPro system.

Federal Regulation. Gaming devices are governed by the Federal Gambling Devices Act of 1962 (the “Johnson Act”). The Johnson Act generally prohibits the transportation of a gambling device from one state to another unless the receiving state has legalized the use of the gambling device. The Johnson Act also requires registration for manufacturers of gaming devices.

Commercial Casinos. States that allow some form of casino-style gambling usually have extensive regulatory requirements that must be met before the PokerPro system can be marketed to commercial casinos located in these states. Generally, each state’s respective gaming commission requires that a license or finding of suitability be issued with respect to PokerTek as an entity, the PokerPro system, or both. Among those states that require regulatory approval for both PokerTek and the PokerPro system, some states consider such approval simultaneously, while others, such as Nevada, require that we obtain company approval before considering approval for the PokerPro system itself. Some states also require that gaming products be placed in the market on a trial basis before receiving final approvals.  Some states require the licenses and findings of suitability to be renewed on a regular basis. State commissions can deny our applications for licenses and findings of suitability or revoke our licenses or prior findings of suitability for any cause.

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

The classification of a gaming device is determined by the operator in each jurisdiction.

We must also obtain certification from an Independent Testing Laboratory (“ITL”) prior to the installation of the PokerPro system in certain tribal jurisdictions.  As discussed below, these were obtained in October 2006 with respect to the tribal jurisdictions in which we operate.

We must also become approved as a gaming supplier with each federally recognized tribe.

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

In accordance with our distribution agreement, Aristocrat is responsible for managing the regulatory process and obtaining necessary approvals to sell or operate PokerPro tables in this market.

Regulatory Status.  As of December 31, 2008, we have regulatory approval of the PokerPro system from British Columbia Gaming Policy & Enforcement, Société des Casinos du Québec Inc., Arkansas Racing Commission, State of California Gambling Control Commission, Connecticut Department of Revenue, the Iowa Racing and Gaming Commission and Indiana Gaming Commission, Louisiana Department of Public Safety and Corrections, Louisiana Department of Public Safety and Corrections - Indian Gaming Division, Michigan Gaming Control Board, Mississippi Gaming Commission, Nevada Gaming Control Board, Washington State Gambling Commission, West Virginia Lottery Commission, CA - Berry Creek Rancheria Gaming Commission, Cabazon Band of Mission Indians, Tuolumne Me-Wuk Tribal Gaming Agency, Viejas Tribal Gaming Commission; CT - Mashantucket Pequot - Connecticut Department of Revenue, Mohegan Tribe of Indians - Connecticut Department of Revenue; MI - Pokagon Band of Potawatomi Indians; NM - Pueblo of Laguna Tribal Gaming Regulatory Authority; OK - Choctaw Gaming Commission, Cherokee Nation Gaming Commission, Iowa Tribe of Oklahoma Gaming Commission; OR - Confederated Tribes Gaming Commission.

We have submitted applications seeking product approval of the PokerPro system and operating in a field trial status with the Louisiana State Police Gaming Division, New Jersey Casino Control Commission and the Nevada Gaming Control Board.  Subsequent to December 31, 2008, we removed our tables from our field trial site in New Jersey, placing our regulatory progress on hold until a suitable partner is identified to continue the field trial.

We were notified by the Nevada Gaming Commission on March 19, 2009, that the PokerPro system had been approved by the commission.

We have petitioned the Washington State Gaming Commission for rule changes to allow the use of electronic poker tables in its commercial casinos.

For our international markets, as of December, 31, 2008, Aristocrat has regulatory approval in Australia, Bulgaria, Germany, Italy, Japan, Macau, Panama, Philippines, South Africa and United Kingdom and is in the process of seeking approval in several other jurisdictions, notably France and Switzerland.

We have received product certifications from Gaming Laboratories International (“GLI”) and BMM International (“BMM”), independent testing laboratories for our PokerPro products.  Other certifications that we have received for our products, including electrical, communications and safety certifications, include:

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

We completed our initial public offering on October 13, 2005 and our common stock now trades on the NASDAQ Capital Market under the ticker symbol “PTEK”.

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

Our corporate office is located at 1150 Crews Road, Suite F, Matthews, North Carolina 28105.

Research and Development

We have invested considerable time and resources on the research and development efforts necessary to invent and commercialize both PokerPro and Heads-Up Challenge. Our research and development expenses were $2.8 million, $4.0 million and $3.5 million during the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

We continue to develop new releases and improvements to the PokerPro system, including designing additional varieties of poker and developing additional functionality for the PokerPro system.  These development efforts are focused on improving operator revenue, enhancing the player experience, improving back-end operations and reporting for the operator, and complying with regulatory requirements.

We also began a hardware and software project in 2008 that is ongoing in 2009 to reengineer the PokerPro table to simplify its components and reduce the manufactured cost of table.

Heads-Up Challenge was commercialized in late 2007.  We continue to work on the development of new games and improvements to the existing hardware and software platform and to reduce its cost to manufacture.

Intellectual Property

Trademarks. Gehrig H. "Lou" White, our Vice Chairman of the Board of Directors, and James Crawford, our President, jointly filed an application with the U.S. Patent and Trademark Office to register the PokerPro trademark. The trademark has been registered by the U.S. Patent and Trademark Office and an assignment of the trademark to PokerTek has been recorded.

Patents. We currently have applications for more than 40 patents before the U.S. Patent and Trademark Office which relate to various aspects of our products, though we are regularly refining the list of patents that we pursue because of factors such as passage of time, cost, and likelihood of issuance. Patent applications are costly, can take many years to issue and we can provide no assurance that any of these patents will actually be issued. As we continue to develop new technology, we may file additional patent applications with respect to such technology. Additionally, we have numerous foreign patent application equivalents pending in various non-U.S. jurisdictions.

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

Seasonality and Business Fluctuations

Our business is not generally subject to seasonality. However, quarterly revenue and net income may vary significantly based on the timing of regulatory approvals, product sales, the introduction of new products and changes in our installed base of PokerPro systems.  In addition, approximately 13.1% of our revenues are derived from cruise ships, where casino play may vary from quarter to quarter depending on a number of factors, including the itinerary, length of cruises, and demographics of the passengers.

Backlog

The nature of our business does not lend itself to maintaining a significant backlog of unshipped orders.

Customer Dependence

As of December 31, 2008 we have 17 customers.  Five of our customers made up approximately 75% of our total revenues.  The loss of any of these customers or changes in our relationship with any of them could have a material adverse effect on our business.

Employees

As of December 31, 2008, we had 57 full-time employees, a reduction of 20 from 77 full-time employees as of December 31, 2007.  Subsequent to the end of 2008, we further reduced our employee count to 39 during January 2009 as we continued to streamline our operations and reduce operating overhead.

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

We derive a significant portion of our revenues from the leasing, licensing and sale of the PokerPro system and from providing related maintenance and support services. Although the popularity of poker in particular and gaming in general has recently been growing in the United States and abroad, gaming has historically experienced backlash from various constituencies and communities. Public tastes are unpredictable and subject to change and may be affected by changes in the country’s political and social climate. A change in public tastes or a backlash among certain constituencies or in certain communities could result in reduced popularity of poker or increased regulation of the gaming industry, either of which could significantly reduce demand for the PokerPro system.

Moreover, the market for the PokerPro system is limited; according to Casino City Press, as of December 2008, there were approximately 7,135 poker tables operating in the United States and Canada and 3,048 outside the United States and Canada.  Although we believe that this represents a significant opportunity for the PokerPro system, the number of venues in which the PokerPro system can be placed is finite, as the number of jurisdictions in which gaming is legal is limited.

During late 2008 and continuing into 2009, the global economy experienced a significant downturn that has impacted attendance and consumer spending on gaming and other leisure activities. Casino operators are experiencing unprecedented financial pressure which may lead them to curtail operations, close facilities, delay poker room conversions, or be unable to meet their financial obligations.  In addition, reductions in consumer spending may impact the ability of amusement operators to generate acceptable returns or continue to operate their businesses.  Our vendors are also under increased financial pressure, which could impact their ability to operate their businesses or deliver products to us.

We derive a significant portion of our revenues from the leasing, licensing and sale of the PokerPro system and from providing related maintenance and support.  Gaming revenues and occupancy in major gaming markets have declined significantly, causing many casino operators to reevaluate their operations, reduce expenses, and in some cases to cease operations or seek bankruptcy protection.  We also believe that operators in the amusement markets are experiencing increasing financial pressures and believe that many operators have limited financial resources and would be adversely impacted by a sustained economic downturn.  During early 2009, we believe that some smaller operators have been forced to curtail or cease operations. We also understand that electronics and other vendors in the Far East are experiencing significant declines in demand from their international customers, which could possibly impact their ability to manufacture and deliver products efficiently and at acceptable costs.

A prolonged decline in consumer spending on gaming and amusement activities could have a significant impact on our customers and our vendors.  Accordingly, such a prolonged downturn could have a significant impact our business operations and financial condition.

 We recently entered into new debt financing arrangements, which could have a material adverse effect on our financial health and our ability to obtain financing in the future, and may impair our ability to react quickly to changes in our business.

We entered into a loan and two credit facilities during 2008, introducing certain risks associated with debt financing.  As of December 31, 2008, we had $4.9 million in debt outstanding. and we had the ability to borrow additional funds. Our increased exposure to debt financing could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

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

Our ability to repay our debt depends on many factors beyond our control.  If we elect to raise equity capital in the future, our current shareholders could be subjected to significant dilution. If we are unable to raise capital in the future, we may seek other avenues to fund the business, including sale/leaseback arrangements, transitioning PokerPro from a capital intensive leasing strategy to a product sale strategy, or seeking to sell assets of all, or a portion of, our operations.

Payments on our debt will depend on our ability to generate cash or secure additional financing in the future. This ability, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, and sufficient future financing is not available to us, we may not be able to repay our debt, operate our business or fund our other liquidity needs. If we cannot meet or refinance our obligations when they become due, this may require us to attempt to raise capital, sell assets, reduce expenditures or take other actions which we may be unable to successfully complete or, even if successful, could have a material adverse effect on us. If such sources of capital are not available or not available on sufficiently favorable terms, we may seek other avenues to fund the business, including sale/leaseback arrangements, transitioning PokerPro from a capital intensive leasing strategy to a product sale strategy, or seeking to sell assets of all, or a portion of, our operations. If we decide to raise capital in the equity markets or take other actions, our shareholders could incur significant dilution or diminished valuations, or, if we are unable to raise capital, our ability to effectively operate our business could be impaired.

In addition, based on the recent trading price of our common stock, if we are successful in raising capital in the equity markets to repay our indebtedness, or for any other purpose in the future, our shareholders would incur significant dilution.

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

Our revenues are concentrated with a small number of customers.  As of December 31, 2008, five of our customers made up approximately 75% of our total revenues.  The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

To manufacture our casino and amusement products, we purchase components from independent manufacturers, many of whom are located in the Far East.  An extended interruption in the supply of these products or suitable substitute inventory would disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.

For a number of our inventory components, and for all of our Heads-Up Challenge finished goods, we rely on a single supplier. We are currently transitioning the manufacturing of more of our components to this supplier, increasing our dependence on that third party.  We cannot estimate with any certainty the length of time that would be required to establish alternative supply relationships, or whether the quantity or quality of materials that could be so obtained would be sufficient.  Furthermore, we may incur additional costs in sourcing materials from alternative producers.  The disruption of our inventory supply, even in the short term, could have a material adverse effect on our business, financial condition and results of operations.

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

We have reported significant deficiencies in internal control over financial reporting, which could materially impact our financial reporting ability.

We have reported four significant deficiencies in internal control over financial reporting in Item 9A (T), “Controls and Procedures” in this annual report on Form 10-K.

While we are implementing new systems and taking other steps to strengthen our internal controls, we can provide no assurance that any or all new systems will be fully deployed or that the implementation of new systems and other procedures will fully resolve all significant deficiencies or that we will not create or discover additional significant deficiencies during that transition.  If we are unable to remediate those significant deficiencies or if we discover other deficiencies, our ability to accurately report financial information could be impaired.

We have a limited operating history and a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We have experienced net losses for each quarterly and annual period since our inception in August 2003. To continue our business plan and generate increased revenues, we must obtain necessary regulatory approvals and customer commitments in many additional jurisdictions. The timing of our revenue generation will be driven in part by our receipt of such approvals in additional jurisdictions and entry into definitive agreements with customers in those jurisdictions. We anticipate that we will continue to incur losses and cash flow deficits during 2009. For the reasons discussed above and elsewhere in this report, it is possible that we may not generate significant revenues or profits in the foreseeable future or at all. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business and the market price of our common stock and may require us to raise additional capital, which may not be available on terms acceptable to us or at all.

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

If we fail to obtain or maintain gaming licenses and regulatory approvals, we will be unable to operate the PokerPro segment of our business and license or sell our gaming products.

The manufacture and distribution of gaming machines is subject to extensive federal, state, local and tribal regulation. Most jurisdictions require licenses, permits and other forms of approval for gaming devices. Most, if not all, jurisdictions also require licenses, permits and documentation of suitability, including evidence of financial stability, for the manufacturers and distributors of such gaming devices and for their officers, directors, major shareholders and key personnel. Our failure to obtain regulatory approval in any jurisdiction will prevent us from distributing our products and generating gaming revenue in that jurisdiction.

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

Gehrig H. “Lou” White, our Vice Chairman of the Board of Directors and beneficial owner of approximately 19.3% of our common stock, has disclosed in applications for the determination of suitability filed with gaming authorities that the IRS has recently completed an examination of his 2000 and 2001 federal individual income tax returns. The IRS previously issued an examination report showing a proposed income tax deficiency for Mr. White’s 2000 federal income tax return of $410,215 (plus additional interest and penalties attributable to that underpayment of tax) based on a disallowance of certain deductions for charitable contributions that Mr. White made to a foundation he established and mortgage interest that Mr. White paid to Legacy Capital, LLC, an affiliate of Merrill Scott. Merrill Scott is an investment advisor that was placed under receivership in 2002 by the SEC for violations of a variety of federal securities laws in connection with fraud and misappropriations of client funds by the firm through a scheme in which it obtained funds from its clients seeking above-market returns and other benefits. Mr. White is currently appealing the IRS’s proposed income tax deficiency. The IRS examination of Mr. White’s 2001 federal tax return resulted in the issuance of a notice of deficiency for additional income tax in the amount of $75,445 (plus additional interest and penalties attributable to that underpayment of tax). In his original 2001 federal tax return, Mr. White claimed deductions relating to a partnership investment he made after receiving advice from a law firm. The law firm subsequently informed Mr. White that the IRS had challenged the tax treatment of the investment structure and that he should file an amended return. Mr. White then filed an amended federal income tax return for 2001 eliminating the deductions relating to the partnership investment. He also paid the federal income taxes resulting from the elimination of such deductions. The IRS notice of deficiency assessed additional income taxes as the result of disallowing deductions for tax advice in connection with the partnership investment transaction and an accuracy penalty in connection with the losses claimed with respect to that investment. These amounts have been paid, which completes the audit process for Mr. White’s 2001 return. Due to the broad discretionary powers of gaming authorities, it is unknown what effect the IRS examinations of Mr. White’s federal income tax returns may have on Mr. White’s applications for a determination of suitability.

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

There are a number of companies that offer poker-related entertainment or manufacture and distribute automated gaming machines. Most of these companies have greater financial resources than we have. The primary barriers to entry are the establishment of relationships with the owners and operators of casinos and card clubs, the receipt of necessary regulatory approvals and the development of the technology necessary to create an automated poker table. It is likely that our potential competitors could include manufacturers of gaming devices that have already established such relationships and that have received some, if not all, of the regulatory approvals that would be required to market and sell automated poker tables in our target markets. In addition, most of these companies have greater financial resources than we have. Therefore, the barriers to entry discussed above may not pose a significant obstacle for such manufacturers if they sought to compete with us.

If we fail to protect our intellectual property rights, competitors may be able to use our technology, which could weaken our competitive position, reduce our net revenue and increase our costs.

Our long-term success will depend to a large degree on our ability to protect the proprietary technology that we have developed or may develop or acquire in the future. We currently have applications for more than 40 patents pending before the U.S. Patent and Trademark Office that relate to various aspects of the PokerPro system. Patent applications can take many years to issue and we can provide no assurance that any of these patents will be issued. If we are denied any or all of these patents, we may not be able to successfully prevent our competitors from imitating the PokerPro system or using some or all of the processes that are the subject of such patent applications. Such imitation may lead to increased competition within the finite market for the PokerPro system. Even if our pending patents are issued, our intellectual property rights may not be sufficiently comprehensive to prevent our competitors from developing similar competitive products and technologies. Although we may aggressively pursue anyone whom we reasonably believe is infringing upon our intellectual property rights, initiating and maintaining suits against third parties that may infringe upon our intellectual property rights will require substantial financial resources. We may not have the financial resources to bring such suits and if we do bring such suits, we may not prevail. Regardless of our success in any such actions, we could incur significant expenses in connection with such suits.

Third party claims of infringement against us could adversely affect our ability to market our products and require us to redesign our products or seek licenses from third parties.

We are susceptible to intellectual property lawsuits that could cause us to incur substantial costs, pay substantial damages or prohibit us from distributing our products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which later may result in issued patents that our products may infringe. If any of our products infringe a valid patent, we could be prevented from distributing that product unless and until we can obtain a license or redesign it to avoid infringement. A license may not be available or may require us to pay substantial royalties. We also may not be successful in any attempt to redesign the product to avoid any infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and we may not have the financial and human resources to defend ourselves against any infringement suits that may be brought against us.

Defects in, and fraudulent manipulation of, the PokerPro system could reduce our revenue, increase our costs, burden our engineering and marketing resources, involve us in litigation and adversely affect our gaming licenses.

Our success will depend on our ability to avoid, detect and correct software and hardware defects and prevent fraudulent manipulation of our products. The PokerPro system is subject to rigorous internal testing, and additional testing by regulators in certain gaming jurisdictions. We may not be able to maintain products that are free from defects or manipulation and that continue to satisfy these tests. Although we have taken steps to prevent defects, our products could suffer such defects and our PokerPro products could be subject to manipulation after they have been widely distributed.

Although we do not believe it is likely, it is possible that an individual could breach the security systems of a casino or card club, gain access to the server on which the PokerPro system operates and fraudulently manipulate its operations. The occurrence of such fraudulent manipulation or of defects or malfunctions could result in financial losses for our customers and the subsequent termination of agreements, cancellation of orders, product returns and diversion of our resources. Even if our customers do not suffer financial losses, customers may replace our products if they do not perform according to expectations. Any of these occurrences could also result in the loss of or delay in market acceptance of our products, loss of sales and, in the case of gaming products, loss of regulatory approvals.

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

If we fail to manage our growth, our business and operating results could be harmed.

We have experienced rapid growth placing significant demands on our operational and financial infrastructure. If we do not effectively manage our growth, our ability to develop and market the PokerPro system and the Heads-Up Challenge products could suffer, which could negatively affect our operating results.

Our success will depend on the reliability and performance of third-party distributors, manufacturers and suppliers.

We compete with other companies for the production capacity of third-party suppliers for components. Certain of these competing companies have substantially greater financial and other resources than we have and thus we may be at a competitive disadvantage in seeking to procure production capacity. Our inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of our products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers.

We also currently rely on Aristocrat, a third-party distributor, to obtain regulatory approvals, market and distribute our PokerPro system outside of the United States and Canada. If Aristocrat is unsuccessful in marketing and distributing our products, we may miss revenue-generating opportunities that might have been recognized by another third-party distributor.

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

Item 1B.              Unresolved Staff Comments.

None.

Item 2.                 Properties.

We currently lease our corporate office and manufacturing facility. This facility is approximately 21,600 square feet and is located in Matthews, North Carolina. Our leased space is in good order and condition, and is adequate to satisfy our current needs.  This facility is leased from an entity owned and controlled by our President and our Vice Chairman of the Board of Directors (see Note 12 – “Related Party Transactions”).

We also leased a small storage facility in Matthews, North Carolina during 2008.  This lease was terminated as of January 31, 2009.

Item 3.                 Legal Proceedings.

On March 17, 2008, we were served with a complaint filed on March 6, 2008, in the United States District Court for the District of New Jersey by Lightning Gaming, Inc. and Lightning Poker, Inc. The complaint alleged that PokerTek infringed United States Patent No. 7,306,516, owned by Lightning Poker, Inc. The complaint sought unspecified monetary damages from PokerTek as well as a permanent injunction enjoining PokerTek from infringing the patent or unfairly competing with the plaintiffs.  PokerTek believes that either its products do not violate the patent that forms the basis of the lawsuit, that the patent is invalid, or both.

On October 16, 2008, PokerTek announced that it had reached a mutually agreeable settlement of all outstanding litigation with Lightning Gaming, Inc. The settlement resulted in all lawsuits between the parties being withdrawn with prejudice.

There was no material financial impact to PokerTek as a result of the settlement.

Item 4.                 Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Listing

As of December 8, 2008, our common stock is traded on the NASDAQ Capital Market under the symbol PTEK.  Our stock was previously traded on the NASDAQ Global Market.  The table below shows the high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ Global Market and Capital Market.

	Market Prices of Common Stock
	2008		2007
Quarter ended	High	Low	High	Low
March 31	$8.54	$3.44	$11.00	$8.10
June 30	6.30	2.05	13.75	8.81
September 30	5.39	2.51	12.97	9.30
December 31	3.00	1.20	10.15	5.86

As of March 12, 2009, there were approximately 1,100 holders of record of our common stock.

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

Item 6.                 Selected Financial Data.

The following selected financial data has been derived from audited financial statements for the years ended December 31, 2008, 2007, 2006, 2005, and 2004. The selected financial data set forth below should be read together with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Item 8 – “Financial Statements and Supplementary Data” and the related notes to those consolidated financial statements appearing elsewhere in this report.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts and table count/unit sales data)
Statement of operations data:
Revenue	$14,425	$4,005	$1,980	$314	$-
Operating loss	(7,282)	(13,414)	(9,886)	(3,891)	(932)
Net loss	(7,639)	(12,850)	(9,146)	(3,701)	(926)
EBITDAS(1)	(3,274)	(10,514)	(8,346)	(3,490)	(920)
Net cash used in operating activities	(6,521)	(14,394)	(10,161)	(5,114)	(937)
Net cash provided by (used in) investing activities	1,918	1,246	6,677	(15,387)	(66)
Net cash provided by (used in) financing activities	4,855	12,574	(37)	24,501	2,306

Loss per common share - basic and diluted:
Net loss per common share - basic and diluted(2)	$(0.70)	$(1.23)	$(0.97)	$(0.49)	$(0.16)
Weighted average common shares outstanding - basic and diluted(2)	10,941	10,463	9,471	7,517	5,744

Balance sheet data (at end of period):
Current assets	$10,742	$11,122	$11,731	$21,441	$1,354
Total assets	15,706	17,096	15,123	22,703	1,422
Current liabilities	5,533	2,429	1,003	214	15
Total liabilities	7,572	2,429	1,003	214	340
Shareholders' equity	8,134	14,667	14,120	22,489	1,082
Working capital(3)	5,209	8,693	10,728	21,227	1,339

Table count/Unit sales data:
PokerPro table count end of year	275	189	71	20	-
Heads-Up Challenge units sold	1,108	40	-	-	-

(1)
In addition to disclosing financial results prepared in accordance with GAAP, the Company discloses information regarding EBITDAS, which differs from the term EBITDA as it is commonly used.   In addition to adjusting net loss to exclude taxes, interest, and depreciation and amortization, EBITDAS also excludes share-based compensation expense.   EBITDA and EBITDAS are not measures of performance defined in accordance with GAAP. However, EBITDAS is used internally by PokerTek’s management and by its lenders in planning and evaluating the Company’s operating performance.  Accordingly, management believes that disclosure of this metric offers investors, lenders and other stakeholders with an additional view of the Company’s operations that, when coupled with the GAAP results, provides a more complete understanding of the Company’s financial results.  EBITDAS should not be considered as an alternative to net loss or to net cash used in operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating the Company’s performance.  A reconciliation of GAAP net loss to EBITDAS is included in the accompanying financial schedules.

(2)
We were initially organized in August 2003 as a North Carolina corporation named National Card Club Corporation. From March 19, 2004 through July 27, 2004, we owned a majority interest in an affiliated limited liability company called PokerTek, LLC.  On July 27, 2004, PokerTek, LLC merged with and into National Card Club Corporation and we changed our name to PokerTek, Inc.  Pursuant to this merger, the equity interests in PokerTek, LLC that we owned were cancelled and all other equity interests in PokerTek, LLC were converted into common stock in PokerTek, Inc., as described in Part I, Item 1, “Business” of this Annual Report on Form 10-K.  The net loss per common share gives retroactive effect to the merger for the periods presented. As of December 31, 2008, 2007, 2006, 2005 and 2004, there were options to purchase an aggregate of 2,023,263, 2,034,825, 1,600,650, 1,053,650 and 471,500 shares, respectively. The options outstanding have no dilutive effect on net loss per common share.

(3)	Working capital is defined as total current assets less total current liabilities.

(4)	A reconciliation of net loss to EBITDAS is as follows:

	2008	2007	2006	2005	2004
EBITDAS Reconciliation
Net loss	$(7,638,773)	$(12,849,616)	$(9,145,718)	$(3,700,544)	$(925,837)
Interest income (expense), net	94,285	(564,600)	(740,761)	(190,309)	(6,041)
Income tax provision	262,905	-	-	-	-
Other taxes	107,752	24,126	17,198	598	-
Depreciation	2,793,225	2,053,345	709,593	119,783	306
Stock-based compensation expense	1,106,113	822,349	813,316	280,212	11,271
EBITDAS	$(3,274,493)	$(10,514,396)	$(8,346,372)	$(3,490,260)	$(920,301)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of our products, delay in the introduction of new products, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by governmental authorities, competitive pressures and general economic conditions and our financial condition.  Please see Item 1A, “Risk Factors” for additional information regarding some of the risks and uncertainties to which we are subject.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to our business.

Overview

We are engaged in the development, manufacture and marketing of electronic products for use in the gaming and amusement markets.   We currently have two product lines – PokerPro and Heads-Up Challenge:

 PokerPro®-The PokerPro system consists of electronic poker table(s) and related peripheral equipment providing commercial casinos, tribal casinos, cruise ships and card clubs with a fully-automated poker-room environment designed to improve the profitability of poker by enhancing the operator’s revenue opportunities and decreasing their startup and operating costs.   We first introduced PokerPro in late 2005 and have continued to invest in features and innovations to enhance the player and operator experience. We distribute PokerPro using our internal sales force to customers in the United States, Canada and cruise ships, generally on a recurring revenue lease model.

Internationally, we sell PokerPro to Aristocrat for distribution in most markets outside North America.  Aristocrat is a leading global provider of gaming solutions including video slot machines, progressive systems and casino management systems and a significant shareholder of the company, owning approximately 16.4% of our common stock as of December 31, 2008.  Aristocrat purchases the PokerPro tables from us and assumes responsibility for all marketing, regulatory, distribution and support in their markets.

As of December 31, 2008, there were 275 PokerPro tables, consisting of 177 PokerPro tables on lease with 16 gaming customers at 75 sites in the United States, Canada, and on major cruise lines and 98 PokerPro tables sold to Aristocrat for lease to its customers internationally.

 Heads-Up Challenge™.  Heads-Up Challenge is an innovative amusement platform that enables two players to compete head to head against each other for entertainment purposes in non-gambling venues such as bars and restaurants.  We introduced Heads-Up Challenge in late 2007 as a Texas Hold’em Poker amusement game. We intend to develop other games to take advantage of the unique heads-up platform and to enhance our operators’ revenue opportunities.  Bocce was added to the product offering in late 2008.

We sell our Heads-Up Challenge product through a network of independent distributors throughout the world.  We have signed arrangements with 15 distributors for the United States, Canada, the United Kingdom and the United States Military.  In Australia and New Zealand, Aristocrat serves as our distributor for Heads-Up Challenge.   As of December 31, 2008, we had sold an aggregate of 1,148 units since product launch.

General Economic and Industry Conditions:   During the second half of 2008, global macroeconomic conditions deteriorated rapidly and significantly as a result of challenges in the banking industry, the crisis in the housing market, the decline in the stock market, tightening in the credit markets, inflationary pressures from higher energy, food and fuel costs, disappointing labor market conditions, and an uncertain geopolitical environment. Consumer confidence has suffered and spending on discretionary purchases, including gaming and amusement activities, has declined significantly.

Despite deteriorating economic conditions during 2008, we experienced significant growth in both of our product lines, increasing our PokerPro table count by 46% to 275 and launching Heads-Up Challenge, selling 1,108 units in 2008 as compared to 40 in 2007.  However, we expect economic weakness will continue through the first half of 2009, if not longer, which may impact revenues from existing customers as well as our ability to attract new customers. Changes in consumer confidence and spending and/or significant changes in the gaming and amusement markets could have a material impact on our future consolidated financial position, results of operations or cash flows.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenue. Revenue increased by $10.4 million (260%) to $14.4 million for the year ended December 31, 2008 as compared to $4.0 million for the year ended December 31, 2007 due to increases in both license and service fees and product sales.

License and service fees increased by $3.9 million (155%) to $6.4 million for the year ended December 31, 2008 as compared to $2.5 million for the year ended December 31, 2007.  The increase in license and service fees was driven primarily by growth in the number of PokerPro systems deployed in casinos in the United States, Canada and on cruise ships.

Product sales increased by $6.6 million (434%) to $8.1 million for the year ended December 31, 2008 as compared to $1.5 million for the year ended December 31, 2007.  Product sales consist of casino products, primarily PokerPro systems sold to Aristocrat for deployment in international casinos, as well as sales of our Heads-Up Challenge amusement product.  The growth in product sales was attributable to both the successful launch of the new Heads-Up Challenge amusement product in late 2007 and growth of Aristocrat’s PokerPro business internationally.  Heads-Up Challenge contributed $4.8 million in revenue for the year ended December 31, 2008 with 1,108 units sold, as compared to product sales revenue of $185,399 and 40 units sold for the year ended December 31, 2007.  Sales of casino products amounted to $3.3 million, an increase of $2.0 million (150%) over the comparable period in 2007.  Sales of casino products increased largely due to Aristocrat’s increasing penetration in several European markets, notably Bulgaria where poker was just recently legalized.

Direct Cost of Revenue.  Direct cost of revenue consist of depreciation of PokerPro systems and the cost of PokerPro systems sold primarily to Aristocrat and the cost of Heads-Up Challenge product sales.  Total direct costs increased by $5.4 million (167%) to $8.7 million for the year ended December 31, 2008.  Depreciation of PokerPro systems increased by $674,337 (35%) to $2.6 million for the year ended December 31, 2008 as compared to $1.9 million for the year ended December 31, 2007.  The increase in depreciation of PokerPro systems resulted from the growth in the balance of PokerPro systems as additional tables were leased in North American casinos during the year.  Cost of product sales increased by $4.7 million (354%) to $6.1 million for the year ended December 31, 2008 as compared to $1.3 million for the year ended December 31, 2007.  This increase in cost of sales is attributable to the 434% growth in product sales.

As a percentage of total revenues, direct cost of revenues improved to 60% of total revenues for the year ended December 31, 2008, compared with 81% of total revenues for the year ended December 31, 2007.  The improvements were driven by the combination of increased sales of Heads-Up Challenge, which carried higher relative product margins than sales of the PokerPro system, and the increase in casino license and service fees.  In addition, casino license fees increased at a faster rate than depreciation expense as we improved our utilization of leased PokerPro assets during the year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased by $247,598 (3%) to $9.0 million for the year ended December 31, 2008 as compared to $9.2 million for the year ended December 31, 2007. This decrease was primarily due to lower legal and professional fees and other operating expenses.  The prior year included $263.087 for legal fees  related to the Tellis lawsuit and there were no comparable settlement charges in the current year.

Cost reduction initiatives have significantly reduced the SG&A run rates on a quarterly basis since 2007, although relatively lower expenses during the first half of 2007 affect the year-over-year comparison.  As a percentage of total revenues, SG&A expenses improved to 62% of total revenues for the year ended December 31, 2008, compared with 230% of total revenues for the year ended December 31, 2007.

Research and Development Expenses. Research and Development Expenses (“R&D”) decreased by $1.2 million (31%) to $2.8 million for the year ended December 31, 2008 as compared to $4.0 million for the year ended December 31, 2007. We continue to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features and to improve manufacturability.  However, as our Heads-Up Challenge and PokerPro products are now fully commercialized, we have been able to reduce spending on pre-production engineering and internal development efforts.

Depreciation.  Depreciation increased by $65,543 (45%) for the year ended December 31, 2008 to $210,260 from $144,717 for the year ended December 31, 2007.

Interest Income (Expense), net.  Interest income (expense), net changed by $658,885 (117%) for the year ended December 31, 2008 to an expense of $94,285 from income of $564,600 for the year ended December 31, 2007.  We incurred interest expense in 2008 on the loan from our founders, advances under the UBS Credit Facility, as well as origination and unused line fees associated with the credit line from Silicon Valley Bank.

In addition, we earned higher amounts of interest income during 2007 than we did in 2008 as our average invested balances were higher in 2007 and the interest rates earned on our auction rate securities (“ARS”) declined from an average of 5.4% during 2007 to 2.9% during 2008 as a result of deteriorating conditions in the credit markets and the disruptions in the ARS market.

Income Taxes.  Income tax provision was $262,905 for the year ended December 31, 2008 and zero in the comparable period of 2007.  The income tax provision is attributable to taxes incurred in Canada which cannot be recovered or offset against domestic net operating loss carryforwards.

Net Loss.  Net loss for the year ended December 31, 2008 was $7.6 million, an improvement of $5.2 million (41%) from $12.8 million for the year ended December 31, 2007.  Net loss per share, basic and diluted, was $0.70 per share for the year ended December 31, 2008, an improvement of $0.53 (43%) per share from $1.23 for the comparable period of 2007.   Net loss and net loss per share improved over the prior year period due primarily to the combination of significantly higher revenues from the casino and amusement product lines and lower operating expenses, partially offset by higher direct cost of revenue.

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006 Revenue. Revenue increased by $2.0 million (102%) to $4.0 million for the year ended December 31, 2007 as compared to $2.0 million for the year ended December 31, 2006.

License and service fees increased by $1.7 million (203%) to $2.5 million for the year ended December 31, 2007 as compared to $823,986 for the year ended December 31, 2006.  The increase in license and service fees was primarily due to an increase in the number of PokerPro systems deployed under product licensing agreements.

Product sales increased by $354,052 (31%) to $1.5 million for the year ended December 31, 2007 as compared to $1.2 million for the year ended December 31, 2006.  Product sales consist primarily of PokerPro systems sold to Aristocrat for deployment in international casinos.  Product sales also include $185,399 in revenues attributable to the launch of the Heads-Up Challenge product line, which was launched in late 2007 and had no revenues during the 2006 period.

Direct Cost of Revenue.  Direct cost of revenue consists of depreciation of PokerPro systems and the cost of PokerPro systems sold primarily to Aristocrat and the cost of Heads-Up Challenge product sales.  Total direct costs increased by $1.5 million (86%) to $3.2 million for the year ended December 31, 2007.  Depreciation of PokerPro systems increased by $1.3 million (209%) to $1.9 million for the year ended December 31, 2007 as compared to $618,657 for the year ended December 31, 2006.  The increase in depreciation of PokerPro systems resulted from the growth in the balance of PokerPro systems as additional tables were leased in North American casinos during the year.  Cost of product sales increased by $210,046 (19%) to $1.3 million for the year ended December 31, 2007 as compared to $1.1 million for the year ended December 31, 2006.  This increase in cost of sales is attributable to the 31% growth in product sales.

As a percentage of total revenues, direct cost of revenues improved to 81% of total revenues for the year ended December 31, 2007, compared with 88% of total revenues for the year ended December 31, 2006.  The improvements were driven by the combination of the launch of sales of Heads-Up Challenge, which carried higher relative product margins than sales of the PokerPro system, and the increase in casino license and service fees.

Selling, General and Administrative Expenses.  SG&A expenses increased by $3.5 million (62%) to $9.2 million for the year ended December 31, 2007 as compared to $5.7 million for the year ended December 31, 2006. This increase was primarily the result of an increase of $1.3 million related to the addition of personnel and infrastructure to support our growth strategy, an increase of $861,307 for legal and professional fees related to our regulatory and intellectual property efforts, $263,087 for legal fees related to the Tellis lawsuit, an increase in travel expenses of $346,121, an increase in licenses and permits of $144,580 and an increase in non-cash stock option expense of $123,451.  During 2007, we established our North American sales team to market our products directly to casinos in North America and invested in intellectual property.  These investments and others caused our SG&A to increase over the prior period, but also enabled us to more effectively grow market share while protecting our proprietary technology.  As a percentage of total revenues, SG&A expenses improved to 230% of total revenues for the year ended December 31, 2007, compared with 286% of total revenues for the year ended December 31, 2006.

Research and Development Expenses. R&D increased by $447,193 (13%) to $4.0 million for the year ended December 31, 2007 as compared to $3.5 million for the year ended December 31, 2006. The increase was primarily the result of R&D activity related to developing the new Heads-Up Challenge product. We also continued to invest resources on further enhancements to the PokerPro system, including new games and other features to enhance the marketability and functionality of the product.

Depreciation.  Depreciation increased by $53,781 (59%) for the year ended December 31, 2007 to $144,717 from $90,936 for the year ended December 31, 2006.

Interest Income, net.  Interest income, net decreased by $176,161 (24%) for the year ended December 31, 2007 to $564,600 from $740,761 for the year ended December 31, 2006 primarily due to a lower average invested balance. The interest income principally relates to the interest earned from our investments.

 Net Loss.  Net loss for the year ended December 31, 2007 was $12.8 million, an increase of $3.7 million (40%) from $9.1 million for the year ended December 31, 2006.  Net loss per share, basic and diluted, was $1.23 per share for the year ended December 31, 2007, an increase of $0.26 (27%) per share from $0.97 for the comparable period of 2006.   Net loss and net loss per share increased over the prior year period due primarily to the higher cost of sales and operating expenses associated with the growth of the business.

Liquidity and Capital Resources

We have incurred net losses since inception as we continue to invest in growing our installed base of PokerPro systems and launching the Heads-Up Challenge amusement product.

Prior to 2008, we have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock.   During 2008, we also began using debt as a means to finance our operations, including the credit facilities and loans described below.

Discussion of Statement of Cash Flows

	Years Ended December 31,
	2008	2007	Change
Net cash used in operating activities	$(6,521,360)	$(14,394,111)	$7,872,751
Net cash provided by investing activities	1,918,287	1,246,404	671,883
Net cash provided by financing activities	4,854,623	12,574,186	(7,719,563)

Net increase (decrease) in cash and cash equivalents	251,550	(573,521)	825,071

Cash and cash equivalents, beginning of year	1,229,980	1,803,501

Cash and cash equivalents, end of year	$1,481,530	$1,229,980

For the year ended December 31, 2008, net cash used in operating activities improved $7.9 million (55%) to $6.5 million as compared to $14.4 million for the year ended December 31, 2007. The improvement in operating cash flows resulted from improvement in the company’s operating results as well as declines in the cash invested in working capital.

Net cash provided by investing activities increased $671,883 (54%) to $1.9 million for the year ended December 31, 2008, from $1.2 million for the year ended December 31, 2007.  Cash provided by investing activities is primarily a function of investments and redemptions of our auction rate securities portfolio, and to a smaller degree, capital expenditures for assets used in our operations.

Net cash provided by financing activities was $4.9 million for the year ended December 31, 2008, compared to cash provided by financing activities of $12.6 million during the year ended December 31, 2007.   During 2008, cash provided from financing activities consisted primarily of proceeds from our loan to our founders ($2 million), and net advances from the UBS line of credit ($2.9 million).  During 2007, cash provided by financing activities was primarily attributable to $12.5 million received in connection with the private placement in April 2007.

Equity Offerings.  We completed our initial public offering on October 13, 2005 by selling 2.25 million shares of common stock at $11.00 per share, including the partial exercise of the underwriter’s over-allotment option. The initial closing of the offering occurred on October 19, 2005 and we received proceeds of approximately $19.6 million, net of offering expenses and underwriting discounts. On November 29, 2005, the underwriter exercised its over-allotment option, resulting in the receipt of additional net proceeds of approximately $2.2 million.

On April 23, 2007, we entered into a Securities Purchase Agreement, pursuant to which we issued and sold an aggregate of 1,444,444 shares of our common stock in a private placement to certain investors for a purchase price of $9.00 per share.  The private placement, which was completed on April 26, 2007, resulted in gross proceeds of approximately $13.0 million and net proceeds of approximately $12.5 million after fees and expenses associated with the private placement, including a cash placement agent fee.

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

SVB Credit Facility:  On July 25, 2008, we entered into a credit facility with Silicon Valley Bank to support our working capital (the “SVB Credit Facility”).  The SVB Credit Facility is nominally denoted as a $5.0 million facility with an actual maximum availability that varies based on specified percentages of domestic and foreign accounts receivable and inventory.  Based on our accounts receivable and inventory levels on December 31, 2008, as of such date availability under the SVB Credit Facility was approximately $1.6 million, with no borrowings outstanding.   The SVB Credit Facility has a one-year term and bears interest at an annual rate of prime plus 2.0%.  The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility.

UBS Credit Facility.  On August 13, 2008, we entered into a Credit Line Agreement with UBS Bank USA for a demand revolving line of credit with respect to our ARS held in an account with UBS.  Advances under the line of credit, to be made at the sole discretion of UBS Bank USA at up to 80% of the value of our ARS, bear interest at LIBOR plus 1.0%.  This line of credit replaced a $1,000,000 loan made by UBS to us under the terms of a March 19, 2008 Client’s Agreement between us and UBS.  At December 31, 2008, we had $3.9 million invested in ARS and $2.9 million in loans collateralized by those securities.  At December 31, 2008 there was $2.9 million available under the credit line, of which $2.9 million of borrowings were outstanding.

On October 8, 2008, UBS offered us the right to sell our ARS at par value to UBS during a two-year period starting January 2, 2009.  We formally accepted this offer on November 11, 2008.  On January 5, 2009, subsequent to the end of 2008, we exercised our rights to put those ARS investments back to UBS at par value.  We received net cash proceeds of $1.0 million after selling our $3.9 million ARS investment to UBS and liquidating our $2.9 million in advances under the UBS Credit Facility.

We no longer have any investments in ARS or debt with UBS following this transaction.

Operations and Liquidity Management.  The level of additional cash needed to fund our operations is influenced primarily by the following factors, please see Item 1A, “Risk Factors” for discussion of other risks and uncertainties that may also impact our liquidity:

•	The pace of growth in our casino business in the North American and cruise ship markets and the related investments we may need to make in inventory and PokerPro systems.
o
Growth in these markets require working capital as the expenditures required to manufacture and install PokerPro tables are generally incurred in advance of product placement, whereas revenues are generally earned over time on a monthly lease basis. The capital intensive nature of the PokerPro leasing business makes access to the capital markets an important component of managing and growing our business.

•	The pace of growth in sales of our Heads-Up Challenge amusement product and the related investments we may make in inventory and purchase commitments.
o
The Heads-Up Challenge business model is less capital intensive than PokerPro, generally resulting in upfront product margins.  However, due to long lead times associated with an international supply chain and in order to minimize manufacturing costs, we have entered into significant purchase commitments with our supplier requiring us to purchase inventory in future periods based on forecasts which may not match up with the timing of our product sales.

•	Our ability to control our operating expenses and generate positive operating leverage as we grow.
o
We have reorganized our overhead structure and reduced our operating costs significantly between the third quarter of 2007 and the first quarter of 2009.  Our ability to further streamline the organization and continue to reduce operating costs is not unlimited and we may need to hire additional personnel or otherwise increase our operating expenses as we grow.

•	Our ability to negotiate favorable payment terms with our customers and vendors.
•	The impact of the economy or other factors on our customers and suppliers, including the impact on demand for our products and our customers’ ability to pay us on a timely basis.

We have the ability to impact the timing and extent of our cash needs primarily by managing the pace of growth in both our PokerPro and Heads-Up-Challenge products and managing our operating expenses. However, we also have significant contractual obligations and our ability to control both the timing and extent of the cash needs of the business is not unlimited, particularly in light of the current economic climate and the capital intensive nature of the PokerPro business.

Our management’s strategy is to balance revenue growth with operating expense and working capital management, while carefully monitoring the impact of growth on our cash needs and cash balances. Accordingly, reductions in our working capital investments or declines in demand for our products or continued deterioration in general economic conditions could impact our ability to grow or to effectively manage our liquidity needs.  If we are unable to execute our operating plan, manage our working capital effectively or are impacted by other events, we may need to attempt to raise additional funds through public or private offerings of our securities, additional credit facilities or other sources which may not be available on favorable terms, if at all. If such sources of capital are not available or not available on sufficiently favorable terms, we may seek other avenues to fund the business, including sale/leaseback arrangements, transitioning PokerPro from a capital intensive leasing strategy to a product sale strategy, or seeking to sell assets of all, or a portion of, our operations. If we decide to raise capital in the equity markets or take other actions, our shareholders could incur significant dilution or diminished valuations, or, if we are unable to raise capital, our ability to effectively operate our business could be impaired.

Impact of Inflation

To date, inflation has not had a material effect on our net sales, revenues or income from continuing operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2008:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations	$5,190,357	$3,125,357	$2,065,000	$-	$-
Operating lease obligations	637,263	258,729	378,534	-	-
Capital lease obligations	70,246	28,747	41,499	-	-
Purchase obligations	2,232,302	2,232,302	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$8,130,168	$5,645,135	$2,485,033	$-	$-

(1)	Represents the outstanding principal amount and interest on our Founder’s Loan and UBS Credit Facility.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents outstanding principal and interest payable under capital lease obligations related to our purchase of internal-use ERP system.
(4)	Represents open purchase orders with our vendors, primarily purchase obligations for Heads-Up Challenge.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate these estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 1 – “Nature of Business and Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue recognition: We recognize revenue in accordance with Statement of Position No. 97-2 (“SOP 97-2”), Software Revenue Recognition (as amended by SOP No. 98-4 and SOP No. 98-9), and Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, as updated by SAB 104, Revenue Recognition.  If multiple product deliverables are included under a sale or license agreement, we allocate revenue to each product based upon their respective fair values in relation to the total contract value and defer revenue recognition on those deliverables that have not met all requirements of revenue recognition.

Revenues from product sales, including sales of the PokerPro system to Aristocrat International Pty. Limited (“Aristocrat”), our international distributor for PokerPro gaming products and a significant shareholder, are recognized when all of the following have occurred:
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

Investments in Auction Rate Securities (“ARS”): We account for auction rate securities in accordance with Statement of Financial Accounting Standards No. 115 (“FAS 115”), Accounting for Certain Investments in Debt and Equity Securities.

Research and development: Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations, except when certain qualifying expenses are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (“FAS 86”), Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalization of development costs of software products begins once the technological feasibility of the product is established.  Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins.  As of December 31, 2008 and 2007, no amounts were capitalized as technological feasibility is generally established at or near the time of general release.

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

Share-based compensation: We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123R (“FAS 123R”), Share Based Payment, which was adopted effective January 1, 2006, replacing Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation and superseding APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.”

Under FAS 123R, we value stock options issued based upon the Black-Scholes option pricing model and recognize the compensation over the period in which the options vest.  There are inherent estimates made by management regarding the calculation of stock option expense, including volatility, expected life and forfeiture rate (see Note 10 – “Shareholders’ Equity – Stock Incentive Plan”).

As of the adoption of FAS 123R, we began recognizing compensation expense for options that vest over time using the straight-line attribution approach.  For time-based options issued prior to the adoption of FAS 123R, we continue to use the graded attribution approach. For performance-based options issued to third parties, compensation expense is determined at each reporting date in accordance with the fair value method prescribed by the provisions of Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"). Until the measurement date is reached, the total amount of compensation expense remains uncertain. Compensation expense is recorded based on the fair value of the award at the reporting date and then revalued, or the total compensation is recalculated, based on the current fair value at each subsequent reporting date.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities. FAS 161 improves financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not currently hold any derivative instruments; thus, adoption of FAS 161 would not currently have any effect on our results of operations, financial condition, or cash flows.

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

In June 2008, the FASB issued EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted if an entity has previously adopted an alternative policy. We are currently evaluating the effect, if any, of EITF 07-05 on our financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities (“FAS 159”). FAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting FAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. We elected the fair value option for our ARS investments as of December 31, 2008 (See Note 2, Investments in Auction Rate Securities (“ARS”)).

Item 7A.              Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks from both changes in interest rates and foreign exchange rates.  A discussion of our primary market risks is presented below:

Cash and investments. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2008, the carrying value of our cash and cash equivalents approximated fair value.

Our investments in ARS are subject to significant market and interest rate risk due to the failure of the auction process to provide liquidity and due to the long term maturities of the underlying investment securities.   In addition to our investment in ARS, as of December 31, 2008, we also held a Rights Option issued by UBS Financial Services, giving us the right to put the ARS investments back to UBS at par for a specified period of time beginning on January 2, 2009.  As of December 31, 2008, the estimated fair value of the Investment in ARS was $3.3 million and our cost basis was $3.9 million.  As of December 31, 2008, the estimated fair value of the Rights Option was $0.6 million and our cost basis was zero.

On January 5, 2009, subsequent to the end of 2008, we exercised our rights to put those ARS investments back to UBS at par value.  We received net cash proceeds of $1.0 million after selling our $3.9 million ARS investment to UBS and liquidating our $2.9 million in advances under the UBS Credit Facility. We no longer have any investments in ARS or debt with UBS following this transaction

We do not use derivative financial instruments for speculation, or trading purposes.

Fixed rate debt. Our founders’ loan bears interest at a fixed annually rate of 13%.  As market interest rates fluctuate, the fair value of our founders’ debt will also fluctuate.  The estimated fair value of our founders’ loan as of December 31, 2008 was $1.9 million.  We estimate a 10% increase in interest rates would decrease the fair value by approximately $0.1 million.  These changes would impact the fair value disclosures for this financial instrument, but would have no impact on interest expense paid or recognized in the consolidated statement of operations as the loan bears a fixed interest rate.

Variable rate debt.  Our UBS Credit Facility and SVB Credit Facility both bear interest at variable rates, based on spreads over LIBOR and Prime, respectively.  As of December 31, 2008, we had approximately $2.9 million of variable rate debt outstanding under the UBS Credit Facility and nothing drawn under the SVB Credit Facility.  A change in average interest rates would not have had a significant effect on net interest expense during 2008, as there were no balances outstanding under the SVB Credit Facility and any change in interest rates impacting the UBS Credit Facility would be largely offset by changes to interest income received on the ARS investments.  As of December 31, 2008, the carrying value of our variable rate debt instruments approximated fair value.

On January 5, 2009, subsequent to the end of 2008, we exercised our rights to put those ARS investments back to UBS at par value.  We received net cash proceeds of $1.0 million after selling our $3.9 million ARS investment to UBS and liquidating our $2.9 million in advances under the UBS Credit Facility. We no longer have any investments in ARS or debt with UBS following this transaction.

Foreign currency risk.  Our revenues from international customers and our inventory costs from international suppliers are exposed to the potentially adverse effects of currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. To the extent that our revenues and purchases from international business partners increase in the future, our exposure to changes in foreign economic conditions and currency fluctuations will increase.

Our dependence on foreign customers and suppliers means, in part, that we are affected by changes in the relative value of the U.S. dollar to foreign currencies, particularly the British pound, Euro Canadian dollar and Taiwan dollar.  Although our receipts from foreign customers and our purchases of foreign products are principally negotiated and paid for in U.S. dollars, changes in the applicable currency exchange rates might negatively affect the profitability and business prospects of our customers and vendors.  This, in turn, might cause such vendors to demand higher prices, delay shipments, or discontinue selling to us.  This also might cause such customers to demand lower prices, delay or discontinue purchases of our products or demand other changes to the terms of our relationships.  These situations could in turn ultimately reduce our revenues or increase our costs, which could have a material adverse effect on our business, financial condition or results of operations.

We do not use derivative financial instruments for speculation, or trading purposes, or engage in any other hedging strategies with regard to our foreign currency risk.

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

As of December 31, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008,  to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

During the course of management’s assessment, our management identified the following significant deficiencies in our internal control over financial reporting which had been identified as of December 31, 2007 and had not been fully remediated as of December 31, 2008:

•
The systems used in tracking and valuing inventory and PokerPro systems do not provide effective automated controls and are not integrated with each other or with the general ledger.  The lack of integration requires manual reconciliations between the applications.

•
The Company utilized a software package for its general ledger that did not provide certain automated general controls, such as the presence of edit reports and workflow approvals.  The Company replaced its general ledger and other financial systems during the fourth quarter of 2008, however the new system was not functioning for a sufficient period of time to affect management’s assessment of the effectiveness of internal control over financial reporting.

In addition, the following new significant deficiencies in our internal control over financial reporting have been identified and have not been fully remediated as of December 31, 2008:

•
The Company’s procedures for establishing and modifying system user access privileges was not sufficiently documented and subjected to management review to ensure that only authorized users have access to the Company’s sensitive applications, and that those authorized users only have access to appropriate functions within those systems.

•	Due to the relatively small size of the finance department, the Company lacked an effective segregation of duties between the disbursement of funds and the reconciliation of its bank accounts.

All identified deficiencies, including the significant deficiencies listed above, were reported to the Company’s Audit Committee by our management and to our independent registered public accounting firm.

We are currently implementing a new enterprise resource planning (“ERP”) system, including integrated inventory and fixed asset applications to further strengthen our internal controls. During the fourth quarter of 2008, the finance modules of that ERP system were successfully implemented, including general ledger, accounts receivable and accounts payable.  We are currently finalizing the application configuration, documentation and testing phases required to implement the remaining modules of the integrated ERP system.  In connection with the new system implementation, management also plans to formalize its user access procedures and improve the documentation and management review to ensure proper access.  We have also separated responsibility for bank reconciliations from the accounts payable function. However, we can provide no assurance that a new ERP system will be fully deployed or that the implementation of new systems and other procedures will fully resolve all significant deficiencies or that we will not create or discover additional significant deficiencies during that transition.

Compensating controls, including more timely reconciliations, enhanced review and approval procedures, as well as more robust physical inventory counting and valuation procedures were implemented in the fourth quarter of 2007 and continued to be performed throughout 2008 as the new ERP system was being developed and readied for deployment.  Although the process of establishing and maintaining user access levels for our overall systems lacked adequate formal documentation, we carefully reviewed access to our general ledger, accounts payable and accounts receivable system in connection with the implementation of the new ERP system to ensure that user access was appropriate for those sensitive applications. In addition, we changed responsibility for the preparation of bank reconciliations during the fourth quarter of 2008. Accordingly, our management believes that these significant deficiencies are not indicative of a material weakness in internal control over financial reporting and thus, as noted above, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2008, our management completed the implementation of the finance modules of the Company’s new ERP system, with the remaining modules expected to be implemented during 2009, as discussed in “Management’s Report on Internal Control over Financial Reporting.”  There were no other  changes in internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Shareholders to be filed with the SEC under the headings “Board of Directors and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 11.               Executive Compensation.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Shareholders to be filed with the SEC under the headings “Executive Compensation” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Shareholders to be filed with the SEC under the headings “Equity Compensation Plan Information” and  “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions, and Director Independence.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Shareholders to be filed with the SEC under the headings “Related Person Transactions” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 14.               Principal Accounting Fees and Services.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Shareholders to be filed with the SEC under the headings “Independent Registered Public Accounting Firm Fee Information” and “Audit Committee Pre-Approval Policy” and is incorporated herein by reference.

PART IV

Item 15.               Exhibits, Financial Statement Schedules.

(a)           The following documents are filed as a part of this Form 10-K:

1.      Financial Statements
The following financial statements are included in a separate section of this Annual Report on Form 10-K beginning on page F-1:
•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Statements of Operations for the years ended December 31, 2008, December 31, 2007 and December 31, 2006;
•	Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007;
•	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, December 31, 2007 and December 31, 2006;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007 and December 31, 2006; and
•	Notes to Consolidated Financial Statements.

2.      Financial Statement Schedules
The following financial statement schedule is included in a separate section of this Annual Report on page S-1:
•	Valuation and Qualifying Accounts and Reserves

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

PokerTek, Inc.

Date: March 31, 2009	By:	/s/ Christopher J.C. Halligan
Christopher J.C. Halligan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Christopher J.C. Halligan	Date:	March 31, 2009
Name:	Christopher J.C. Halligan
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/	Mark D. Roberson	Date:	March 31, 2009
Name:	Mark D. Roberson
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/	Lyle Berman	Date:	March 31, 2009
Name:	Lyle Berman
Title:	Chairman of the Board of Directors

/s/	Gehrig H. White	Date:	March 31, 2009
Name:	Gehrig H. White
Title:	Vice Chairman of the Board of Directors

/s/	James T. Crawford, III	Date:	March 31, 2009
Name:	James T. Crawford, III
Title:	President, Secretary and Director

/s/	Joseph J. Lahti	Date:	March 31, 2009
Name:	Joseph J. Lahti
Title:	Director

/s/	Arthur Lee Lomax	Date:	March 31, 2009
Name:	Arthur Lee Lomax
Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PokerTek, Inc.
Matthews, North Carolina

We have audited the accompanying consolidated balance sheets of PokerTek, Inc. and Subsidiary (together, “PokerTek” or the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedules of PokerTek, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PokerTek as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We were not engaged to examine management's assessment of the effectiveness of PokerTek’s internal control over financial reporting as of December 31, 2008, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
Charlotte, North Carolina
March 31, 2009

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
Revenue:
License and service fees	$6,354,981	$2,494,708	$823,986
Product sales	8,069,743	1,509,983	1,155,931
Total revenue	14,424,724	4,004,691	1,979,917

Direct cost of revenue:
Depreciation of PokerPro systems	2,582,965	1,908,628	618,657
Cost of product sales	6,075,303	1,338,043	1,127,997
Total direct cost of revenue	8,658,268	3,246,671	1,746,654

Operating Expenses:
Selling, general and administrative	8,965,123	9,212,721	5,670,234
Research and development	2,766,543	3,992,449	3,545,256
Share-based compensation expense	1,106,113	822,349	813,316
Depreciation	210,260	144,717	90,936
Total operating expenses	13,048,039	14,172,236	10,119,742

Operating loss	(7,281,583)	(13,414,216)	(9,886,479)

Interest income (expense), net	(94,285)	564,600	740,761

Net loss before income taxes	(7,375,868)	(12,849,616)	(9,145,718)

Income tax provision	(262,905)	-	-

Net loss	$(7,638,773)	$(12,849,616)	$(9,145,718)

Net loss per common share - basic and diluted	$(0.70)	$(1.23)	$(0.97)

Weighted average common shares outstanding - basic and diluted	10,941,117	10,462,912	9,471,423

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
Assets	2008	2007
Current assets:
Cash and cash equivalents	$1,481,530	$1,229,980
Investments	3,900,000	5,950,000
Accounts receivables, net	1,600,464	968,536
Inventory	3,547,099	2,642,481
Prepaid expenses and other assets	213,222	331,199
Total current assets	10,742,315	11,122,196

Other assets:
PokerPro systems, net	3,821,376	4,991,634
Property and equipment, net	599,772	605,046
Other assets	542,214	377,029

Total assets	$15,705,677	$17,095,905

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,590,681	$1,465,202
Accrued liabilities	1,053,230	964,173
Long-term debt, current portion	2,889,261	-
Total current liabilities	5,533,172	2,429,375

Long-term debt	2,038,635	-

Total liabilities	7,571,807	2,429,375

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 11,021,429 and 10,934,464 shares at December 31, 2008 and December 31, 2007, respectively	-	-
Additional paid-in capital	42,459,333	41,353,220
Accumulated deficit	(34,325,463)	(26,686,690)
Total shareholders' equity	8,133,870	14,666,530

Total liabilities and shareholders' equity	$15,705,677	$17,095,905

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Value
Balance, December 31, 2005	9,468,020	$-	$27,180,041	$(4,691,356)	$22,488,685

Expenses from issuance of common stock	-	-	(36,712)	-	(36,712)
Stock options exercised	4,000	-	40	-	40
Share-based compensation	-	-	813,316	-	813,316
Net loss	-	-	-	(9,145,718)	(9,145,718)
Balance, December 31, 2006	9,472,020	-	27,956,685	(13,837,074)	14,119,611

Net proceeds from private placement of common stock	1,444,444	-	12,507,578	-	12,507,578
Stock options exercised	18,000	-	66,608	-	66,608
Share-based compensation	-	-	822,349	-	822,349
Net loss	-	-	-	(12,849,616)	(12,849,616)
Balance, December 31, 2007	10,934,464	-	41,353,220	(26,686,690)	14,666,530

Stock warrants exercised	86,965	-	-	-	-
Share-based compensation	-	-	1,106,113	-	1,106,113
Net loss	-	-	-	(7,638,773)	(7,638,773)
Balance, December 31, 2008	11,021,429	$-	$42,459,333	$(34,325,463)	$8,133,870

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(7,638,773)	$(12,849,616)	$(9,145,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,793,225	2,053,345	709,593
Share-based compensation expense	1,106,113	822,349	813,316
Provision for accounts and other receivables	14,672	47,129	19,301
Changes in assets and liabilities:
Accounts and other receivables	(646,600)	(743,276)	(140,490)
Prepaid expenses and other assets	(47,208)	(158,373)	(231,505)
Inventory	(904,618)	(741,485)	(1,300,321)
PokerPro systems	(1,412,707)	(4,250,373)	(1,673,909)
Accounts payable and accrued expenses	214,536	1,426,189	788,721
Net cash used in operating activities	(6,521,360)	(14,394,111)	(10,161,012)
Cash flows from investing activities:
Proceeds from sale of equipment	-	-	44,907
Purchases of property and equipment	(131,713)	(353,596)	(867,622)
Sale of investments	2,050,000	28,600,000	17,550,000
Purchase of investments	-	(27,000,000)	(10,050,000)
Net cash provided by investing activities	1,918,287	1,246,404	6,677,285
Cash flows from financing activities:
Proceeds from long-term debt	2,000,000	-	-
Proceeds from short-term debt	3,060,443	-	-
Repayments of short-term debt	(195,086)	-	-
Proceeds from issuance of common stock, net of expenses	-	12,507,578	(36,712)
Proceeds from common stock options exercised	-	66,608	40
Repayments of capital lease	(10,734)	-	-
Net cash provided by (used in) financing activities	4,854,623	12,574,186	(36,672)
Net increase (decrease) in cash and cash equivalents	251,550	(573,521)	(3,520,399)
Cash and cash equivalents, beginning of year	1,229,980	1,803,501	5,323,900
Cash and cash equivalents, end of year	$1,481,530	$1,229,980	$1,803,501

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$265,375	$4,450	$1,171
Income taxes	$242,337	$-	$-

Non-cash transaction:
Capital lease obligation	$73,273	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

PokerTek, Inc. (“PokerTek” or the “Company”) is engaged in the development, manufacture and marketing of electronic poker-related products for use in the gaming and amusement markets.

The Company currently has two product lines, PokerPro® gaming products and Heads-Up Challenge™ amusement products.

The PokerPro system consists of electronic poker table(s) and related peripheral equipment providing commercial casinos, tribal casinos, cruise ships and card clubs with a fully-automated poker-room environment designed to improve the profitability of poker by enhancing the operator’s revenue opportunities and decreasing their startup and operating costs.  Heads-Up Challenge  is an innovative amusement platform that enables two players to compete head to head against each other for entertainment purposes in non-gambling venues such as bars and restaurants.

Basis of Presentation and Principles of Consolidation

 These consolidated financial statements include the accounts of PokerTek, Inc. and its consolidated subsidiary.  They have been prepared by the Company in accordance with accounting principles generally accepted in the United States.  The financial statements of the Company’s foreign subsidiary are measured using the U.S. dollar as the functional currency. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Investments in Auction Rate Securities (“ARS”): The Company accounts for its auction rate securities in accordance with Statement of Financial Accounting Standards No. 115 (“FAS 115”), Accounting for Certain Investments in Debt and Equity Securities.

Concentrations of credit risk: Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivables. The Company’s credit risk is managed by investing primarily in high-quality money market instruments and securities guaranteed by the U.S. government and its agencies.

Receivables and allowance for doubtful accounts: The Company monitors its exposure for credit losses on its customer receivable balances and the credit worthiness of its customers on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. As of December 31, 2008 and December 31, 2007, the Company recorded reserves of $81,403 and $21,062, respectively. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

Deferred licensing fees: Deferred licensing fees consist of amounts paid to various regulatory agencies. As approvals are obtained, the Company begins expensing the fees over the estimated term of the license.  Deferred licensing fees are included in other assets on the consolidated balance sheets.

Patents. Legal fees and application costs related to the Company’s patent application process are expensed. There is a high degree of uncertainty in the outcome of approval for any of the Company’s patents.

Research and development: Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations, except when certain qualifying expenses are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (“FAS 86”), Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalization of development costs of software products begins once the technological feasibility of the product is established.  Research and development costs include salaries, benefits, travel and other internal costs allocated to software and hardware development efforts, as well as purchased components, engineering services and other third party costs. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins.  As of December 31, 2008 and 2007, no amounts were capitalized as technological feasibility is generally established at or near the time of general release.

Advertising: Advertising and promotional costs are expensed as incurred. Advertising costs for the years ended December 31, 2008, 2007 and 2006 were $41,859, $129,625 and $143,918, respectively.

Inventories: Inventories are stated at the lower of cost or market, where cost is determined on a first-in, first-out basis.  The Company includes an allocation of direct labor, indirect labor and overhead for each PokerPro system. Costs not clearly related to the procurement, manufacture and implementation are expensed as incurred. We regularly review inventory for slow moving, obsolete and excess characteristics and evaluate whether inventory is stated at the lower of cost or net realizable value.

PokerPro systems and property and equipment: PokerPro systems represent equipment owned by PokerTek.  The majority of this equipment is operated at customer sites pursuant to contractual license agreements.  PokerPro systems may also include temporarily idle equipment returned from customer locations and equipment used by the Company for demonstration or testing purposes.

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

The Company reviews its property and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires the Company to evaluate property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

Offering costs: Offering costs incurred in connection with the Company’s equity offerings, consisting principally of legal, accounting and underwriting fees, have been charged to additional paid in capital.  As of December 31, 2008, approximately $3.2 million of offering costs, on a cumulative basis, has been incurred.

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

The Company has also adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 as of January 1, 2007.

The accounting for income taxes involves significant judgments and estimates and deals with complex tax regulations. The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences (see Note 11 – “Income Taxes”).

Earnings (loss) per share: The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 (“FAS 128”), Earnings per Share. FAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potential dilutive shares due to their anti-dilutive effect.

Share-based compensation: The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123R (“FAS 123R”), Share Based Payment, which was adopted effective January 1, 2006, replacing Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation and superseding APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees .”

Under FAS 123R, the Company values its stock options issued based upon the Black-Scholes option pricing model and recognizes the compensation over the period in which the options vest.  There are inherent estimates made by management regarding the calculation of stock option expense, including volatility, expected life and forfeiture rate (see Note 10 – “Shareholders’ Equity – Stock Incentive Plan”).

As of the adoption of FAS 123R, the Company began recognizing compensation expense for options that vest over time using the straight-line attribution approach.  For time-based options issued prior to the adoption of FAS 123R, the Company continues to use the graded attribution approach. For performance based options issued to third parties, compensation expense is determined at each reporting date in accordance with the fair value method prescribed by the provisions of Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Until the measurement date is reached, the total amount of compensation expense remains uncertain. Compensation expense is recorded based on the fair value of the award at the reporting date and then revalued, or the total compensation is recalculated, based on the current fair value at each subsequent reporting date.

Warrants: The Company evaluates its outstanding warrants at issuance and at each quarter-end using the guidance set forth in Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”).  In evaluating the classification of the warrants under EITF 00-19 and the related registration rights, the Company also considers the guidance of Financial Accounting Standards Board (“FASB”) Staff Position No. 00-19-02, “Accounting for Registration Payment Arrangements.”

As a result of its evaluation and analysis, management determined that its warrants should be classified as equity instruments in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments.  On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 further defines a fair value hierarchy for measurement and disclosure of the fair value for financial instruments, as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

On October 10, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  FSP 157-3 amended FAS 157 by providing an illustrative example to demonstrate how fair value should be determined when the market for that financial asset is not active.  The adoption of FSP 157-3 did not have any effect on the Company’s results of operations, financial condition, or cash flows.

The fair value of financial assets and liabilities is determined at each balance sheet date and future declines in market conditions, the future performance of the underlying investments or new information could affect the recorded values of the Company’s investments.

Reclassifications: Certain reclassifications of previously reported balances have been made to conform with the current presentation. These reclassifications primarily relate to the presentation of depreciation and share-based compensation expense on the accompanying consolidated statements of operations. Such reclassifications had no impact on previously reported net loss or shareholders’ equity.

Recent Accounting Pronouncements

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

In June 2008, the FASB issued EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted if an entity has previously adopted an alternative policy. The Company is currently evaluating the effect, if any, of EITF 07-05 on our financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities (“FAS 159”). FAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting FAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. The Company elected the fair value option for its ARS investments as of December 31, 2008 (See Note 2, Investments in Auction Rate Securities (“ARS”).

Note 2. Investments in Auction Rate Securities (“ARS”)

The Company has historically invested its excess cash in ARS, which are interests in collateralized debt obligations supported by pools of federally backed student loans. Consistent with the Company’s investment policy, the ARS investments held by the Company all have AAA/Aaa credit ratings and are backed by The Federal Family Education Loan Program. The investments are securities with long-term nominal maturities for which the interest rates were previously reset through monthly dutch auctions. These auctions also served to provide a short-term liquid market for these investments until early 2008, when the Company’s ARS investments began to experience failed auctions.

As of December 31, 2008, the Company also held a Rights Option issued by UBS Financial Services, giving the Company the right to put the ARS investments back to UBS at par for a specified period of time beginning on January 2, 2009  (see Note 16, Subsequent Events).

As of December 31, 2008, the Company’s investments in ARS were required to be measured at fair value on a recurring basis in accordance with FAS 157.  In addition, the Company utilized the guidance set forth in FSP 157-3 in evaluating fair value. FSP 157-3 clarified that a fair value measurement should not be based on a distressed sale or forced liquidation, but instead contemplates an orderly transaction between market participants even if there is little or no market activity for the asset at the measurement date.  In evaluating the fair value of its ARS, Company management reviewed estimates of fair value prepared by its broker-dealer based on their proprietary valuation models and management also prepared  its own calculations of fair value based on current interest rates and the estimated term of the investments underlying its ARS investment.  Management evaluated the key assumptions being used by the broker-dealer in its model, as well as other pieces of information available, including, but not limited to, factors such as tax status, credit quality, duration, the portfolio composition of The Federal Family Education Loan Program loans, market interest rates, distressed transactions observed in secondary markets, and current status of the specific ARS investments.  Both the broker-dealer’s estimates and management’s calculation were prepared using level 3 inputs.

The Company also accounted for the Rights Option at fair value, using the fair value option available under FAS 159.  Because the Rights Option provided the Company with the unilateral opportunity to put the ARS back to UBS at par immediately following year-end, the intrinsic value of the Rights Option was determined to be equal to the difference in the fair value of the ARS and the par value of the ARS.  The ARS and the Rights Option are presented in the caption “Investments’” in the accompanying consolidated balance sheets.

 The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at December 31, 2008, were as follows:
	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Investment in auction rate securities	$-	$-	$3,275,710
Investment in rights option			$624,290

Total assets measured at fair value	$-	$-	$3,900,000

The following table presents information about the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FAS 157:
	Level 3 Auction Rate Securities	Level 3 Rights Option	Level 3 Total
Balance at December 31, 2006	$-	$-	$-
Purchases and (sales), net	-	-	-
Transfers to Level 3	-	-	-
Included in accumulated other comprehensive loss	-	-	-
Balance at December 31, 2007	-	-	-
Purchases and (sales), net	-	-	-
Transfers to Level 3	3,275,710	624,290	3,900,000
Included in accumulated other comprehensive loss	-	-	-

Balance at December 31, 2008	$3,275,710	$624,290	$3,900,000

Note 3. Inventory

Inventory at December 31, 2008 and 2007 consist of the following:

	2008	2007
Raw materials and components	$1,341,933	$1,468,194
PokerPro systems in process	611,974	620,224
Finished goods	1,859,515	623,505
Reserve	(266,323)	(69,442)
Inventory, net	$3,547,099	$2,642,481

Note 4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31, 2008 and 2007 consist of the following:

	2008	2007

Prepaid expenses	$162,249	$252,418
Other	50,973	78,781
Prepaid expenses and other assets	$213,222	$331,199

Deferred licensing fees, net	$488,280	$329,229
Other	53,934	47,800
Other assets	$542,214	$377,029

Note 5.  PokerPro Systems

PokerPro systems at December 31, 2008 and 2007 consist of the following:

	2008	2007
PokerPro systems	$8,217,515	$6,837,941
Temporarily idle PokerPro systems (a)	531,899	501,701
	8,749,414	7,339,642
Less: accumulated depreciation (a)	(4,928,038)	(2,348,008)
PokerPro systems, net	$3,821,376	$4,991,634

(a) The systems will be redeployed as scheduling allows.  Included in the December 31, 2008 and December 31, 2007 accumulated depreciation is $272,799 and $206,178, respectively, related to the temporarily idle PokerPro systems.

Note 6. Property and Equipment

Property and equipment at December 31, 2008 and 2007 consist of the following:

	2008	2007
Equipment	$722,027	$673,188
Leasehold improvements	189,917	189,157
Capitalized software	155,387	-
	1,067,331	862,345
Less: accumulated depreciation	(467,559)	(257,299)
Property and equipment, net	$599,772	$605,046

Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of a new internal-use enterprise resource management system. Accumulated depreciation on capitalized software at December 31, 2008 was $8,668. The software portion of this systems investment was financed through a capital lease obligation (see Note 8, Debt).

Note 7. Accrued Liabilities

Accrued liabilities at December 31, 2008 and 2007 consist of the following:

	2008	2007

Deferred revenue	$194,051	$399,900
Accrued professional fees	117,167	334,731
Other	742,012	229,542
Accrued liabilities	$1,053,230	$964,173

Note 8. Debt

The Company’s outstanding debt balances as of December 31, 2008 and December 31, 2007 consist of the following:

	2008	2007

SVB Credit Facility	$-	$-
UBS Credit Facility	2,865,357	-
Founders' Loan	2,000,000	-
Capital lease obligation	62,539	-
Total debt	$4,927,896	$-
Current portion of debt	2,889,261	-
Long-term portion of debt	$2,038,635	$-

SVB Credit Facility:  On July 25, 2008, the Company entered into a credit facility with Silicon Valley Bank to support the Company’s working capital (the “SVB Credit Facility”).  The SVB Credit Facility is nominally denoted as a $5.0 million facility with an actual maximum availability that varies based on specified percentages of domestic and foreign accounts receivable and inventory.  Based on the Company’s accounts receivable and inventory levels on December 31, 2008, as of such date availability under the SVB Credit Facility was approximately $1.6 million, with no borrowings outstanding.  The SVB Credit Facility has a one-year term and bears interest at an annual rate of prime plus 2.0%.  The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility.  As of December 31, 2008, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company, except for the Company's investments in ARS.

UBS Credit Facility: On August 13, 2008, the Company entered into a Credit Line Agreement (the “Line of Credit”) with UBS Bank USA for a demand revolving line of credit with respect to the Company’s ARS held in an account with UBS.   Advances under the Line of Credit, to be made at the sole discretion of UBS Bank USA at up to 80% of the value of the Company’s ARS, bear interest at LIBOR plus 1%.  At December 31, 2008 there was approximately $2.9 million available under the Line of Credit, of which $2.9 million of borrowings were outstanding.  The Line of Credit replaced the $1,000,000 loan made by UBS to the Company under the terms of a March 19, 2008 Client’s Agreement between the Company and UBS. The UBS Credit Facility is collateralized by the Company's investments in ARS.

As of December 31, 2008, the carrying value of the UBS Credit Facility approximated its fair value.

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

As of December 31, 2008, the carrying value of the Founders’ Loan was $2.0 million and its fair value was approximately $1.9 million.

Capital Lease Obligation:  During 2008, the Company entered into capital lease obligations totaling $73,273 to finance the purchase of a new internal-use ERP system. These capital lease obligations bear interest at an annual rate of 9.4% and have a term of 36 months, resulting in monthly payments of $2,396.  At the end of the lease term, the Company has the option to purchase the software for $101.

Note 9. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer 3% to 5% of their annual compensation. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the years ended December 31, 2008, 2007 and 2006 the Company’s contributions were $134,478, $110,473 and $49,150, respectively.

Note 10. Shareholders’ Equity

Common and Preferred Stock

Common Stock: There are 100,000,000 authorized shares of the Company’s common stock of which 11,021,429 and 10,934,464 were outstanding as of December 31, 2008 and December 31, 2007, respectively.

On April 23, 2007, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued and sold an aggregate of 1,444,444 shares of common stock in a private placement to certain investors for a purchase price of $9.00 per share.  The private placement, which was completed on April 26, 2007, resulted in gross proceeds of approximately $13.0 million and net proceeds of approximately $12.5 million after fees and expenses associated with the private placement including a cash placement agent fee.

Preferred Stock: There are 5,000,000 authorized shares of preferred stock, none of which are outstanding as of December 31, 2008 and December 31, 2007.

Warrants

As part of the initial public offering, the Company issued to the underwriter, for a purchase price of $50.00, a warrant (the “Underwriter’s Warrant”) to purchase up to 200,000 shares of common stock. The Underwriter’s Warrant is exercisable at a price of $17.60 per share for a period of four years. The Underwriter’s Warrant contains customary anti-dilution provisions and certain demand and participatory registration rights. The Underwriter’s Warrant also includes a “cashless” exercise provision entitling the Underwriter to convert the Underwriter’s Warrant into shares of the Company’s common stock. The fair value of the Underwriter’s Warrant was computed at the time of issue and was nominal.

As part of the April 2007 private placement, the Company issued each Investor a warrant (the “Warrants”) to acquire additional shares of the Company’s common stock (together, the “Warrant Shares”).  The Warrants, which expire on April 26, 2012, were convertible into an aggregate of 505,555 Warrant Shares at an exercise price of $10.80 per Warrant Share. The Warrants contain customary anti-dilution provisions and certain demand and participatory registration rights. The Warrants also include a “cashless” exercise provision entitling the Investors to convert the Warrants into shares of the Company’s common stock.

On November 24, 2008, the Company entered into agreements (the “Warrant Modification Agreements”) with each of the holders of the Warrants. Pursuant to the Warrant Modification Agreements, the Company and each of the Warrant holders agreed to amend the Warrants so that (1) the Original Exercise Price would be reduced to $0.50 per share (the “New Exercise Price”), and (2) the proportionate anti-dilution adjustment to increase the number of shares of the Company’s common stock issuable upon exercise of the Warrants under certain circumstances would be eliminated in all cases except upon payment of stock dividends, or subdivision or combination of shares (such as through stock splits or reverse stock splits).  While the New Exercise Price is considerably below the Company’s trading price generally over the last eighteen months, the Company determined that such a negotiated reduction was appropriate in order to obtain each Warrant holder’s agreement to eliminate the Proportionate Share Increase under most circumstances. Accordingly, the New Exercise Price was reached through independent negotiation with the holders of the Warrants in consideration of the elimination of the Proportionate Share Increase and not in any manner as an indication of the perceived value of the Company’s common stock.

Following the modification of the Warrants, one of the parties redeemed 131,885 Warrants and elected to receive Common Shares using the cashless exercise provision, resulting in the issuance of 86,965 shares of common stock, and reducing the number of Warrants outstanding to 373,670 as of December 31, 2008.

Stock Incentive Plans

In 2004, the Company’s Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for the issuance of up to 825,000 shares of common stock. On July 29, 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorized the issuance of up to (i) 800,000 shares of common stock, plus (ii) any shares remaining available for issuance as of the effective date of the 2005 Plan under any prior plan, plus (iii) any shares of common stock subject to an award granted under a prior plan, in which the award was forfeited, cancelled, terminated, expired or lapsed for any reason without the issuance of shares.  On May 23, 2007 the Company adopted the 2007 Stock Incentive Plan (the “2007 Plan”), which authorized the issuance of up to (i) 500,000 shares of common stock, plus (ii) any shares remaining available for issuance as of the effective date of the 2007 Plan under any prior plan, plus (iii) any shares of common stock subject to an award granted under a prior plan, in which the award was forfeited, cancelled, terminated, expired or lapsed for any reason without the issuance of shares.

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

At December 31, 2008 and December 31, 2007, options to purchase 2,023,263 and 2,034,825 shares of common stock, respectively, were outstanding and held by certain directors, officers, employees and independent contractors of the Company. The amount of related expense calculated using the Black-Scholes option pricing model and recognized in 2008, 2007 and 2006 was $1,106,113, $822,349 and $813,316, respectively.

	2008	2007	2006
Expected Volatility	45% - 111%	45%	30% - 45%
Expected Dividends	0%	0%	0%
Expected Term	6 yrs	5 - 6 yrs	5 yrs
Risk-free Rate	1.52% - 3.49%	3.49% - 4.92%	4.59% - 5.1%

A summary of option activity and changes during the year for the year ended December 31, 2008 is as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,034,825	$8.42
Granted	110,000	3.74
Exercised	-	-
Forfeited	(121,562)	10.27
Expired	-	-

Outstanding at December 31, 2008	2,023,263	$8.06	7.4	$(13,670,489)

Exercisable at December 31, 2008	1,227,800	$7.06	6.8	$(7,069,246)

The weighted-average grant-date fair value of options granted during the years 2008, 2007 and 2006 was $1.43, $4.68 and $4.21, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 were $0, $114,138 and $46,920, respectively.

A summary of the status of non-vested shares as of December 31, 2008, and changes during the year ended December 31, 2008 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2008	1,227,210	$3.51
Granted	110,000	1.43
Forfeited	(95,000)	4.00
Vested	(446,748)	2.87
Balance at December 31, 2008	795,462	$3.52

As of December 31, 2008, there was $2,397,865 of total unrecognized compensation cost related to non-vested options.  This cost is expected to be recognized over a weighted-average period of 27.9 months.

The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $1,197,370, $912,879 and $441,417, respectively.

Note 11. Income Taxes

The total income tax expense (benefit) provided on pretax income and its significant components were as follows:

	2008	2007	2006
Current tax expense:
Federal	$-	$-	$-
State	-	-	-
Foreign	262,905	-	-
	262,905	-	-
Deferred tax expense (benefit):
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
	-	-	-
Total income tax expense (benefit):
Federal	-	-	-
State	-	-	-
Foreign	262,905	-	-
	$262,905	$-	$-

A reconciliation of the statutory federal income tax expense (benefit) at 34% to loss before income taxes and the actual income tax expense (benefit) is as follows:

	2008	2007	2006
Federal statutory income tax benefit	$(2,507,795)	$(4,368,870)	$(3,109,544)
Increases (reductions) in taxes due to:
Nondeductible stock-based compensation	357,614	230,415	226,401
State taxes, net of federal benefit	(59,450)	(220,264)	(266,537)
Research & experimentation credits	-	(73,171)	(237,448)
Increase in valuation allowance	2,102,751	4,234,797	3,319,063
FIN 48 and other	106,880	202,115	18,776
Prior year true-up	-	(5,022)	49,289
Foreign income tax	262,905	-	-
Income tax expense	$262,905	$-	$-

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes.  The net deferred tax assets and liabilities included in the consolidated financial statements include the following amounts:

	2008	2007
Deferred tax asset:
Start-up costs capitalization	$137,681	$157,100
Loss carryforwards	8,964,573	8,539,053
Depreciation	1,733,491	205,109
Tax credit carryforwards	286,244	225,135
Share-based compensation expense	156,904	139,134
Inventory	32,094	19,485
Other	30,430	9,019
	11,341,417	9,294,035

Deferred tax liability:
Accounts receivable	(31,045)	(62,810)
Prepaid expenses	(40,413)	(64,017)
	(71,458)	(126,827)

	11,269,959	9,167,208
Less valuation allowance	(11,269,959)	(9,167,208)
Net deferred tax asset	$-	$-

As of December 31, 2008 and December 31, 2007, the Company has federal net operating loss carryforwards of approximately $24,427,000 and $19,330,000, respectively, North Carolina net economic loss carryforwards of approximately $11,311,000 and $9,588,000, respectively, California net operating losses in the amounts of approximately $431,000 and $330,000, respectively, and Canadian net operating losses in the amounts of $32,000 and zero, respectively. Included in the federal net operating loss carryforward is a deduction for the exercise of nonqualified stock options. However, the net operating loss attributable to the excess of the tax deduction for the exercised nonqualified stock options over the cumulative deduction recorded pursuant to FAS 123R in the consolidated financial statements is not recorded as a deferred tax asset. The benefit of the excess deduction of $37,000 will be recorded to additional paid in capital when the Company realizes a reduction in its current taxes payable. These carryforwards can be used to offset taxable income in future years, which expire through 2028. The Company also has research and experimentation tax credit carryforwards for both federal and North Carolina of approximately $538,000 and $35,000, respectively. These credit carryforwards may be used to offset both federal and North Carolina income taxes in future years through their expiration in 2027.

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has assessed its earnings history and anticipated earnings, the expiration date of the carryforwards and other factors and has determined that valuation allowances should be established against the deferred tax assets as of December 31, 2008 and 2007.  The change in the valuation allowance of $2,102,751 for the year ended December 31, 2008 was due to the increase in net deferred tax assets, principally driven by increases in deferred tax assets related to depreciation of PokerPro systems, and loss carryforwards.

FIN 48

The Company adopted the provisions of Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 (“FIN 48”), on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized an $118,725 decrease in the deferred tax assets for the unrecognized income tax benefits that existed at December 31, 2006. The amount was fully offset by a valuation allowance.  As such, this decrease had no impact on retained earnings in accordance with FIN 48.  At the adoption date, the Company had $118,725 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized, without consideration of the related valuation allowance previously recorded. The Company did not recognize any adjustment to reserves for uncertain tax positions as a result of the related implementation of FIN 48.

During 2007 and 2008, following adoption of FIN 48, the Company recognized decreases in the deferred tax asset for the unrecognized tax benefits related to tax positions taken in the current period.  As a result, as of December 31, 2008, the Company’s unrecognized tax benefits increased to $537,706. The increase in unrecognized tax benefits related to tax positions from prior periods resulted from a change in management’s assessment that its tax positions would be more likely than not to be sustained.  The change in the Company’s unrecognized tax benefits was fully offset by changes to the valuation allowance attributable to the related deferred tax assets. Accordingly, there was no impact on the tax provision, or on net loss.

The Company's policy is to include interest and penalties recognized in accordance with FIN 48 in the consolidated financial statements as a component of income tax expense. However, the unrecognized tax benefits at December 31, 2007 would not result in any interest or penalties to date as the amounts did not result in a reduction of income taxes previously payable by the Company.

The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007:

	2008	2007
Unrecognized tax benefits at January 1	$191,896	$118,725

Gross increases—tax positions in prior period	191,896	-
Gross decreases—tax positions in prior period	-	-
Gross increases—tax positions in current period	153,914	73,171
Gross decreases—tax positions in current period	-	-
Settlements	-	-

Unrecognized tax benefits at December 31	$537,706	$191,896

The Company files U.S. federal, U.S. state and Canadian tax returns. 2004 through 2008 tax years remain subject to examination by the IRS for U.S. federal tax purposes, as do U.S. state tax returns by the appropriate state taxing authorities and the Canadian tax returns by Revenue Canada.

Note 12.  Related Party Transactions

Transactions with Aristocrat

During 2006, Aristocrat International Pty. Limited and its affiliates (“Aristocrat”) purchased shares of the Company’s common stock.  Aristocrat is a wholly owned subsidiary and affiliate of Aristocrat Leisure Limited, a leading global provider of gaming solutions that focuses primarily on video slot machines, progressive systems and casino management systems.  As of December 31, 2008 and December 31, 2007 Aristocrat owned 16.4% and 16.5%, respectively, of shares of the Company’s common stock.

The Company’s distribution agreement provides Aristocrat with the sole and exclusive right to globally (excluding the United States and Canada) distribute, market, enter into license agreements and, under certain circumstances, manufacture the PokerPro system.  Aristocrat purchases PokerPro systems manufactured by the Company and pays the Company a portion of the license fees received from each customer in connection with Aristocrat’s licensing of the PokerPro system.  License fees and equipment sales to Aristocrat of $608,724 and $3,777,862, respectively, were recorded in 2008, while $388,611 and $1,337,342, respectively, were recorded during 2007. As of December 31, 2008, accounts receivable balances totaling $114,053 were due from Aristocrat and included in the accompanying Consolidated Balance Sheets.

Office Lease

The Company currently leases its office and manufacturing facility from an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors.  The entity purchased the building while the Company was already a tenant.  The lease terms were negotiated and are consistent with the rent paid by other tenants in the building.  Rent expense recorded for the leased space for the year ended December 31, 2008, 2007, and 2006 was $219,600, $160,766, and $147,090, respectively, of which $45,490 was paid to the related party during 2006.

Founders’ Loan

 On March 24, 2008, the Company entered into a loan agreement with Lyle A. Berman, James T. Crawford III, Arthur Lee Lomax and Gehrig H. “Lou” White.  Messrs. Crawford, Lomax and White are the founders of the Company.  Each of the lenders are also members of our board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman.  Upon closing, the lenders loaned the Company $2.0 million and the Company issued the lenders a promissory note in the principal amount of $2.0 million.  The loan bears interest at 13% with all unpaid principal and interest payable on March 24, 2010.  The Company intends to pay interest on a monthly basis and the loan may be repaid prior to maturity without penalty.  The loan contains no restrictive covenants and is collateralized by security interests in the Company’s PokerPro systems deployed in North America and on cruise ships as of December 31, 2007.  During 2008, the Company made $176,477 in aggregate interest payments and $0 in aggregate principal payments.

Note 13. Commitments and Contingencies

Leases

The Company leases its corporate office and manufacturing facility under a lease agreement with a term of 4 years. The lease requires the Company to pay property taxes, insurance and maintenance. This facility is approximately 21,600 square feet and is located in Matthews, North Carolina. This facility is leased by an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors (see Note 10 – “Related Party Transactions”).

The Company also leases certain equipment under lease agreements with terms up to 3 years and a storage facility with a one-year term.

The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year Ending December 31,	Amount
2009	$258,729
2010	232,134
2011	146,400
Thereafter	-
$637,263

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $261,688, $192,636 and $151,809, respectively.

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

Indemnification

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

Tellis:  On February 5, 2007, Tellis Software, Inc. (“Tellis”) filed a Complaint against the Company and Gehrig “Lou” White, the Company’s Vice Chairman of the Board of Directors and former Chief Executive Officer, in the United States District Court for the Southern District of Texas.  The Complaint alleged that the Company breached a Software Development Agreement (the “Development Agreement”), that the Company and Mr. White committed fraud in connection with the Development Agreement and that the Company had been unjustly enriched and/or that Tellis was entitled to a quantum merit recovery.  As to all counts, Tellis sought damages equivalent to a 2% equity interest in the Company and bonuses of up to $730,000, plus attorneys’ fees, costs, and interest.  For the fraud count, Tellis also sought unspecified exemplary damages.

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

On August 17, 2006, the Company asked the United States District Court in Philadelphia, Pennsylvania to dismiss the case or transfer venue and to award costs and attorneys’ fees. On September 27, 2006, the judge granted the Company’s request regarding improper venue and ordered the case transferred to the United States District Court for the Western District of North Carolina. The case arrived in United States District Court for the Western District of North Carolina on or about November 8, 2006.

On November 16, 2006, the case was dismissed without prejudice.

On March 17, 2008, the Company was served with a complaint filed on March 6, 2008, in the United States District Court for the District of New Jersey by Lightning Gaming, Inc. and Lightning Poker, Inc. The complaint alleges that the Company infringes United States Patent No. 7,306,516, owned by Lightning Poker, Inc. The complaint is seeking unspecified monetary damages from the Company as well as a permanent injunction enjoining the Company from infringing the patent or unfairly competing with the plaintiffs.  The Company believes that either its products do not violate the patent that forms the basis of the lawsuit, that the patent is invalid, or both.

On October 16, 2008, the Company announced that it had reached a mutually agreeable settlement of all outstanding litigation with Lightning Gaming, Inc. The settlement resulted in all lawsuits between the parties being withdrawn with prejudice, including Lightning Gaming, Inc.’s lawsuit alleging patent infringement filed in Federal District Court in New Jersey.

There was no material financial impact to the Company as a result of the settlement.

Note 14. Summarized Quarterly Financial Information (Unaudited)

	2008
	Q1	Q2	Q3	Q4	Total
Revenue:
License and service fees	$1,521,676	$1,420,263	$1,521,341	$1,891,701	$6,354,981
Product sales	1,679,822	2,419,827	2,772,144	1,197,950	8,069,743
Total revenue	3,201,498	3,840,090	4,293,485	3,089,651	14,424,724
Direct cost of revenue:
Depreciation of PokerPro systems	567,995	658,583	676,135	680,252	2,582,965
Cost of product sales	1,228,933	1,724,940	2,088,570	1,032,860	6,075,303
Total direct cost of revenue	1,796,928	2,383,523	2,764,705	1,713,112	8,658,268
Operating Expenses:
Selling, general and administrative	2,395,116	2,303,225	2,132,956	2,133,826	8,965,123
Research and development	866,340	666,228	603,845	630,130	2,766,543
Share-based compensation expense	295,828	227,804	368,553	213,928	1,106,113
Depreciation	49,463	50,522	50,735	59,540	210,260
Total operating expenses	3,606,747	3,247,779	3,156,089	3,037,424	13,048,039
Operating loss	(2,202,177)	(1,791,212)	(1,627,309)	(1,660,885)	(7,281,583)
Interest income (expense), net	65,855	(39,357)	(50,576)	(70,207)	(94,285)
Net loss before income taxes	(2,136,322)	(1,830,569)	(1,677,885)	(1,731,092)	(7,375,868)
Income tax provision	-	(123,473)	(75,150)	(64,282)	(262,905)
Net loss	$(2,136,322)	$(1,954,042)	$(1,753,035)	$(1,795,374)	$(7,638,773)

Net loss per common share - basic and diluted	$(0.20)	$(0.18)	$(0.16)	$(0.16)	$(0.70)
Weighted average common shares outstanding - basic and diluted	10,934,464	10,934,464	10,934,464	10,960,932	10,941,117

	2007
	Q1	Q2	Q3	Q4	Total
Revenue:
License and service fees	$508,111	$601,991	$621,413	$763,193	$2,494,708
Product sales	83,465	313,705	455,439	657,374	1,509,983
Total revenue	591,576	915,696	1,076,852	1,420,567	4,004,691
Direct cost of revenue:
Depreciation of PokerPro systems	335,003	444,874	516,739	612,012	1,908,628
Cost of product sales	73,587	243,865	379,715	640,876	1,338,043
Total direct cost of revenue	408,590	688,739	896,454	1,252,888	3,246,671
Operating Expenses:
Selling, general and administrative	1,750,204	1,973,595	3,134,214	2,354,708	9,212,721
Research and development	917,288	1,049,454	1,043,356	982,351	3,992,449
Share-based compensation expense	202,499	160,582	224,955	234,313	822,349
Depreciation	30,805	22,569	46,738	44,605	144,717
Total operating expenses	2,900,796	3,206,200	4,449,263	3,615,977	14,172,236
Operating loss	(2,717,810)	(2,979,243)	(4,268,865)	(3,448,298)	(13,414,216)
Interest income, net	90,832	168,422	178,909	126,437	564,600
Net loss before income taxes	(2,626,978)	(2,810,821)	(4,089,956)	(3,321,861)	(12,849,616)
Income tax provision	-	-	-	-	-
Net loss	$(2,626,978)	$(2,810,821)	$(4,089,956)	$(3,321,861)	$(12,849,616)

Net loss per common share - basic and diluted	$(0.28)	$(0.27)	$(0.37)	$(0.30)	$(1.23)
Weighted average common shares outstanding - basic and diluted	9,472,020	10,503,810	10,920,257	10,934,464	10,462,912

a)
Note that selling, general and administrative expenses for the third quarter of 2007 included higher than normal legal expenses, including a $250,000 accrual for settlement of the Tellis lawsuit discussed in Note 13.

	2006
	Q1	Q2	Q3	Q4	Total
Revenue:
License and service fees	$360,000	$133,178	$135,424	$195,384	$823,986
Product sales	112,516	181,086	104,018	758,311	1,155,931
Total revenue	472,516	314,264	239,442	953,695	1,979,917
Direct cost of revenue:
Depreciation of PokerPro systems	96,079	131,029	158,710	232,839	618,657
Cost of product sales	109,688	172,613	98,153	747,543	1,127,997
Total direct cost of revenue	205,767	303,642	256,863	980,382	1,746,654
Operating Expenses:
Selling, general and administrative	925,388	1,402,104	1,481,112	1,861,630	5,670,234
Research and development	987,161	782,787	746,398	1,028,910	3,545,256
Share-based compensation expense	120,786	243,587	240,772	208,171	813,316
Depreciation	19,844	20,978	23,309	26,805	90,936
Total operating expenses	2,053,179	2,449,456	2,491,591	3,125,516	10,119,742
Operating loss	(1,786,430)	(2,438,834)	(2,509,012)	(3,152,203)	(9,886,479)
Interest income, net	195,695	206,849	192,647	145,570	740,761
Net loss before income taxes	(1,590,735)	(2,231,985)	(2,316,365)	(3,006,633)	(9,145,718)
Income tax provision	-	-	-	-	-
Net loss	$(1,590,735)	$(2,231,985)	$(2,316,365)	$(3,006,633)	$(9,145,718)

Net loss per common share - basic and diluted	$(0.17)	$(0.24)	$(0.24)	$(0.32)	$(0.97)
Weighted average common shares outstanding - basic and diluted	9,469,598	9,472,020	9,472,020	9,472,020	9,471,423

Note 15. Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company reports segment information based on the “management approach”. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company’s business is organized and reported in two segments,  PokerPro® and Heads-Up Challenge™, which are described in Note 1, Nature of Business and Significant Accounting Policies.    The Heads-Up Challenge amusement product was launched and began operations during 2007 and the company’s operations during 2006 consisted solely of operating the PokerPro business; therefore no segment information has been presented for the year ended 2006. The Company evaluates the performance of its two segments primarily based on revenues and direct costs of revenue.   The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies."

The table below presents information about reported segments for the years ending December 31:

	Casino Products	Amusement Products	Corporate and Other	Total
2008

Revenue	$9,668,656	$4,756,068	$-	$14,424,724
Cost of product sales	2,722,533	3,352,770	-	6,075,303
Depreciation and amortization	2,582,965	56,217	154,043	2,793,225
Capital Expenditures	-	39,420	92,293	131,713
Indentifiable assets at December 31, 2008	7,349,974	2,537,691	5,818,012	15,705,677

2007

Revenue	$3,807,244	$197,447	$-	$4,004,691
Cost of product sales	1,060,631	277,412	-	1,338,043
Depreciation and amortization	1,908,628	23,531	121,186	2,053,345
Capital Expenditures	-	248,217	105,379	353,596
Indentifiable assets at December 31, 2007	8,107,046	1,444,591	7,544,268	17,095,905

Amounts presented in the column labeled “Corporate and Other” primarily consist of assets that are not specifically associated with either segment, principally cash equivalents, investments and other corporate assets.

REVENUE BY GEOGRAPHIC AREA

Revenues by geographic area are determined based on the location of our customers. For fiscal 2008, 2007 and 2006, sales to customers outside the United States accounted for 63%, 44% and 55% of consolidated revenue, respectively. The following is revenues and long-lived assets by geographic area as of and for the years ended December 31:

	2008	2007	2006
Revenue by Geographic Area
United States	$5,299,984	$2,235,738	$821,353
Europe	3,173,800	452,969	140,764
Canada	3,054,253	43,000	-
Australia	2,678,414	1,155,180	1,017,800
Other International	218,273	117,804	-
	$14,424,724	$4,004,691	$1,979,917

	2008	2007	2006
Long-lived assets, end of year
United States	$3,513,275	$4,216,568	$3,204,301
Canada	1,231,518	1,506,245	134,134
Other	218,569	250,896	53,259
	$4,963,362	$5,973,709	$3,391,694

Note 16. Subsequent Events

On January 5, 2009, the Company exercised its rights under the UBS Rights Offering to sell the ARS investments to UBS at par.  As a result, the Company received $1.0 million in net proceeds and liquidated its outstanding UBS Credit Facility in the amount of $2.9 million.  Since the investments were redeemed at par, there was no realized gain or loss associated with this transaction.  The Company has no remaining ARS investments and the UBS Credit Facility has been terminated.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions for Amounts Written Off	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended December 31, 2008	$21,062	$14,672	$45,669	$-	$81,403
Year ended December 31, 2007	19,301	47,129	-	45,368	21,062
Year ended December 31, 2006	-	19,301	-	-	19,301

S - 1

EXHIBIT INDEX

Exhibit No.	Description

2.1
Plan of Merger of PokerTek, LLC with and into PokerTek, Inc. (f/k/a National Card Club Corporation), dated July 27, 2004 (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

3.2	Bylaws (as amended and restated through July 29, 2005) (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1 filed on October 5, 2005 (No. 333-127181)).

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

Exhibit No.	Description

10.10
Form of Director Nonqualified Stock Option Agreement for PokerTek, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to our Form 10-Q for the quarterly period ending June 30, 2007 filed on August 14, 2007).*

10.11
Form of Independent Contractor Nonqualified Stock Option Agreement for PokerTek, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q for the quarterly period ending June 30, 2007 filed on August 14, 2007).*

10.12
Form of Restricted Stock Award Agreement for PokerTek, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to our Form 10-Q for the quarterly period ending June 30, 2007 filed on August 14, 2007).*

10.13	PokerTek, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.14
Form of Stock Option Agreement for PokerTek, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1 filed on September 13, 2005 (No. 333-127181)).*

10.15	Form of Non-Employee Director Stock Option Agreement for PokerTek, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on March 6, 2006).*

10.16
PokerTek, Inc. 2004 Stock Incentive Plan (as amended and restated through July 29, 2005) (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.17	Form of Stock Option Agreement for 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.18
Employment Agreement by and between PokerTek, Inc. and Christopher J.C. Halligan, dated January 17, 2008 (incorporated by reference to Exhibit 10.18 to our Form 10-K for the fiscal year ended December 31, 2007 filed on March 31, 2008).*

10.19
Employment Agreement by and between PokerTek, Inc. and Mark D. Roberson, dated January 17, 2008 (incorporated by reference to Exhibit 10.19 to our Form 10-K for the fiscal year ended December 31, 2007 filed on March 31, 2008)..*

10.20
Key Employee Agreement between PokerTek, Inc. and Hal Shinn, dated as of August 9, 2004 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.21
Amendment to Key Employee Agreement between PokerTek, Inc. and Hal Shinn, effective as of July 1, 2005 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on August 4, 2005  (No. 333-127181)).*

10.22
Extension to Key Employee Agreement between PokerTek, Inc. and Hal Shinn, effective as of August 9, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2007).*

10.23
Indemnification Agreement between PokerTek, Inc. and Lyle Berman, effective as of January 31, 2005 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.24
Board Member Agreement between PokerTek, Inc. and Lyle Berman, dated January 31, 2005 (incorporated by reference to Exhibit 10.20 on our Form 10-K for the fiscal year ended December 31, 2005 filed on March 16, 2006).*

10.25	Board Member Agreement between PokerTek, Inc. and Joe Lahti, dated March 2, 2006 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on March 6, 2006).*

10.26	Form of Subscription Agreement for PokerTek, Inc. (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.27
Form of Warrant Agreement between PokerTek, Inc. and Feltl and Company (incorporated by reference to Exhibit A to Exhibit 1.1 to Amendment No. 1 to our Registration Statement on Form S-1 filed on September 13, 2005 (No. 333-127181)).

Exhibit No.	Description

10.28
PokerPro Software Licensing Agreement between PokerTek, Inc. and Seminole Tribe of Florida, dated September 1, 2005 (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to our Registration Statement on Form S-1 filed on October 5, 2005 (No. 333-127181)).

10.29
Distribution Agreement between PokerTek, Inc. and Aristocrat International Pty. Limited and its Affiliates, dated January 20, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 26, 2006).

10.30
Client’s Agreement by and between PokerTek, Inc. and UBS Financial Services, Inc., entered into on March 19, 2008 (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended March 31, 2008 filed on May 15, 2008).

10.31
Note Purchase Agreement by and between PokerTek, Inc. and Lyle A. Berman, James T. Crawford, III, Arthur Lee Lomax and Gehrig H. “Lou” White, dated March 24, 2008 (incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarterly ended March 31, 2008 filed on May 15, 2008).

10.32
Loan and Security Agreement, effective July 25, 2008, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2008 filed August 14, 2008).

10.33
Export-Import Bank Loan and Security Agreement, dated July 25, 2008, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended June 30, 2008 filed August 14, 2008).

10.34
Borrower Agreement, dated July 25, 2008, made and entered into by PokerTek, Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008).

10.35
Credit Line Agreement between PokerTek, Inc. and UBS Bank USA, dated August 13, 2008 (incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarterly period ended September 30, 2008 filed on November 13, 2008).

10.36
(a) UBS Offer relating to Auction Rate Securities; (b) PokerTek, Inc. Acceptance Form (incorporated by reference to Exhibit 10.5 to our Form 10-Q for the quarterly period ended September 30, 2008 filed on November 13, 2008).

10.37
Letter Agreement, dated November 17, 2008 and accepted by PokerTek, Inc. on November 24, 2008, between PokerTek, Inc. and each of Janus Venture Fund (a series of Janus Investment Fund), Janus US Venture Fund (a series of Janus Capital Funds Plc), and Small Cap Growth Portfolio (a series of Ohio National Fund Inc.) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 2, 2008).

10.38
Letter Agreement, dated November 13, 2008 and accepted by PokerTek, Inc. on November 24, 2008, between PokerTek, Inc. and each of SRB Greenway Capital (QP), L.P., SRB Greenway Capital, L.P. and SRB Greenway Offshore Operating Fund, L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 2, 2008).

10.39
Letter Agreement, dated November 17, 2008 and accepted by PokerTek, Inc. on November 24, 2008, between PokerTek, Inc. and Warrant Strategies Fund, LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 2, 2008).

10.40	Distribution Agreement between PokerTek, Inc. and Aristocrat International Pty. Limited and its Affiliates, dated November 24, 2008.

21	List of Subsidiaries.

23.1	Consent of McGladrey & Pullen, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement or management contract

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-51572.