Form 10-K/A
period 2008-12-31
POKERTEK, INC.
filed 2009-04-30
CIK 1302177

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

On March 31, 2009, there were 11,021,429 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 1”) amends the annual report on Form 10-K of PokerTek, Inc. (the “Company”) for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 (the “2008 Form 10-K”).  The primary purpose of this Amendment No. 1 is to provide the information required by Items 10-14 of Part III of the 2008 Form 10-K, which originally had been intended to be incorporated by reference from the Company’s 2009 definitive proxy statement into the 2008 Form 10-K.  On the cover page of this Amendment No. 1, the Company has also (i) deleted the disclosure noting that portions of the definitive proxy statement were to be incorporated by reference, and (ii) added the new Interactive Data File language, which became effective on April 13, 2009 (the “Cover Page Changes”).

This Amendment No. 1 has no effect on the Company’s consolidated statements of operations, statements of cash flows or balance sheets.

This Amendment No. 1 is limited in scope to Items 10-14 of Part III and the Cover Page Changes, and does not amend, update or change any other items or disclosures contained in the 2008 Form 10-K or otherwise reflect events that occurred subsequent to the filing of the 2008 Form 10-K.  This Amendment No. 1 continues to speak as of the date of filing of the 2008 Form 10-K except with respect to Items 10-14 of Part III and the Cover Page Changes contained in Amendment No. 1, which speak as of the date of filing of Amendment No. 1 or as otherwise disclosed in this Amendment No. 1.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS AND MANAGEMENT

Directors

Under our amended and restated bylaws, the Board of Directors consists of five to nine members, as determined by the Board or the shareholders from time to time. As of the date hereof, the Board of Directors consists of five members.  Directors are elected annually to serve for one-year terms and until their successors are duly elected and qualified or until their prior death, resignation, removal or disqualification or until there is a decrease in the number of directors. There are no family relationships among any of our directors or officers. The names of the members of the Board of Directors, their principal occupations and certain other information follow:

Lyle Berman	Age 67

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

Gehrig H. “Lou” White	Age 46

Gehrig “Lou” White served as our Chief Executive Officer from our inception in August 2003 until he became Vice Chairman of the Board of Directors in September 2007. In July 2002, Mr. White retired from Network Appliance, Inc., a provider of enterprise network storage and data management solutions, with the intention of identifying a business that he may acquire or establish. From July 2001 to July 2002, Mr. White served as an account executive for Network Appliance, Inc.  Previously, from 1994 to 2001, Mr. White was a National Account Executive at Dell Inc. Mr. White received a B.S. degree in Computer Science from North Carolina State University and a Masters in Business Administration from Queens College.

James T. Crawford, III	Age 48

James Crawford has served in an executive officer capacity and as a member of our Board of Directors since our inception in August 2003 and currently serves as our President and Secretary. Previously, from 1998 to 2004, Mr. Crawford owned and managed FastSigns franchises in Charlotte, North Carolina.

Joseph J. Lahti	Age 48

Joseph Lahti has served as a member of our Board of Directors since February 2006.  Mr. Lahti served as president, chief executive officer and chairman of the board of Shuffle Master, Inc., a gaming supply company for the casino industry, from 1993 to 2002.  He currently is active as both a shareholder and member of the boards and executive committees of several privately held companies in industries ranging from software, manufacturing, asset management (equities) and real estate development. He also served on the board of Zomax Incorporated, a publicly traded outsourcing service company, from May 2004 through May 2006.  Mr. Lahti received a B.A. degree in economics from Harvard University.

Arthur Lee Lomax	Age 52

Lee Lomax has served as a member of our Board of Directors since our inception in August 2003. From our inception until July 2005, Mr. Lomax also served as our Treasurer. Previously, in 2002, he founded Carolina Classical School in Tryon, North Carolina where he served as Headmaster since its founding through August 2007 when the school was sold and Mr. Lomax retired. From 1994 to 2002, Mr. Lomax worked at Dell Computer Corporation and concluded his career there as Area Vice President of Sales within Dell’s Enterprise Customer Group. Mr. Lomax received a B.S. degree in Business Administration from University of North Carolina at Chapel Hill.

Executive Officers

Our current executive officers are as follows:

Name	Age	Title

Christopher J.C. Halligan	42	Chief Executive Officer (principal executive officer, "PEO”)

Mark D. Roberson	44	Chief Financial Officer and Treasurer (principal financial officer, “PFO”)

James T. Crawford, III	48	President and Secretary

Hal J. Shinn, III	44	Chief Technology Officer

Certain information with respect to our executive officers is provided below. Officers are appointed to serve at the discretion of the Board. Information regarding Mr. Crawford is included in the director profiles set forth above.

Christopher J.C. Halligan has served as our Chief Executive Officer since September 2007. Prior to his appointment as CEO, Mr. Halligan served as our Vice President - Sales and Planning from October 2006 to September 2007. In January 2006, he co-founded Kieden Corporation, an on-demand software business located in San Francisco, California, where he served as a director until Kieden was purchased by Salesforce.com, Inc. in August 2006.  Since April 2005, Mr. Halligan has been a significant shareholder and served as a member of the board of directors of Chantilly, Virginia-based Mascot Books, Inc., which publishes children’s books featuring popular sports teams and well-known entertainment personalities. From April 2001 to December 2004, Mr. Halligan was a self-employed consultant in the software and marketing industry. Prior to 2001, he served in several managerial positions with webMethods, Inc., which is now part of Software AG, and Dell Computer Corporation.  Mr. Halligan received a B.A. degree in English Literature, with a Minor in Physics/Calculus, from the University of Arizona.

Mark D. Roberson has served as our Chief Financial Officer and Treasurer since October 2007. Prior to his appointment as CFO, from November 2006 to October 2007, Mr. Roberson served as Vice President and Controller of Baker & Taylor, Inc., a leading distributor of books and entertainment products. At Baker & Taylor, Mr. Roberson was responsible for all financial reporting and accounting functions. Prior to his employment at Baker & Taylor, Mr. Roberson was Director of Financial Reporting for Curtiss-Wright Controls from January 2005 to November 2006 and Director of Finance for the Manufacturing & Distribution operations of Krispy Kreme Doughnuts, Inc. from October 2002 to January 2005. From July 1996 to October 2002, Mr. Roberson served in various financial management roles with LifeStyle Furnishings International, Ltd., concluding with the sale of the company. Mr. Roberson, a Certified Public Accountant, received his MBA from Wake Forest University in 2001 and undergraduate degrees in Economics and Accounting from Southern Methodist University and UNC-Greensboro.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under federal securities laws, our directors, officers and beneficial owners of more than ten percent of PokerTek’s common stock are required to report their beneficial ownership of common stock and any changes in that ownership to the SEC.  Specific dates for such reporting have been established, and we are required to report any failure to file by the established dates during the last fiscal year.  In the last fiscal year, to our knowledge based solely on a review of Forms 3, 4 and 5 and any amendments thereto, all of these filing requirements were satisfied by our directors, officers and principal shareholders, except that Mark D. Roberson failed to file a timely Form 4 with respect to his award of an option to purchase 40,000 shares of our common stock on March 31, 2008.  A Form 4 disclosing this transaction was filed on April 8, 2008.

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

Item 11.    Executive Compensation

The following table sets forth the compensation paid by or on behalf of PokerTek to (i) our Chief Executive Officer during the year ended December 31, 2008, and (ii) our two most highly compensated executive officers who were serving as such at December 31, 2008.   These individuals are referred to collectively as our Named Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total

Christopher J.C. Halligan (3)	2008	$160,000	$-	$293,979	$-	$453,979
Chief Executive Officer	2007	$160,000	$-	$182,461	$-	$342,461

Mark D. Roberson (3)	2008	$160,000	$-	$81,270	$4,267	$245,537
Chief Financial Officer and Treasurer	2007	$32,804	$-	$-	$-	$32,804

Hal J. Shinn, III	2008	$152,250	$-	$18,230	$6,090	$176,570
Chief Technology Officer	2007	$148,021	$-	$19,403	$5,921	173,345

(1)
The amounts in the Option Awards column reflects the dollar amount of awards recognized for financial statement reporting purposes for the years ended December 31, 2008 and 2007 in accordance with Financial Accounting Standards Board Statement No. 123(R), disregarding the estimate of forfeitures related to service-based vesting conditions.  During 2008, there were no actual forfeitures by any of our Named Executive Officers.  A discussion of the assumptions used in calculating these values may be found in Note 10 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	The amounts in the All Other Compensation column consist of Company matching contributions to our 401(k) plan.

(3)
Messrs. Halligan and Roberson became executive officers in 2007.  Salary for Mr. Halligan for 2007 includes earnings during his employment with the Company prior to his appointment as Chief Executive Officer.  Salary for Mr. Roberson for 2007 includes earnings from his date of hire, October 18, 2007, to December 31, 2007.

Narrative to Summary Compensation Table

Employment Agreements

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

In connection with Mr. Halligan’s promotion to Chief Executive Officer,  Mr. Halligan previously received a grant of an option to purchase 125,000 shares of our common stock at fair market value as determined by the closing price of our common stock on September 28, 2007, which vests 12.5% every six months (together with an earlier grant of an option to purchase 150,000 shares of our common stock). If Mr. Halligan’s employment is terminated by us for any reason except cause (as defined in the employment agreement), all stock options granted to him through the date of termination will vest immediately if he executes a general release with language acceptable to us on or before the effective date of termination. Mr. Halligan is also entitled to receive standard benefits generally available to other senior officers.

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

In connection with Mr. Roberson’s appointment as Chief Financial Officer, Mr. Roberson previously received a grant of an option to purchase 75,000 shares of our common stock at fair market value as determined by the closing price of our common stock on December 31, 2007, which vests 12.5% every six months. If Mr. Roberson’s employment is terminated by us for any reason except cause (as defined in the employment agreement), all stock options granted to him through the date of termination will vest immediately if he executes a general release with language acceptable to us on or before the effective date of termination. Mr. Roberson is also entitled to receive standard benefits generally available to other senior officers.

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

The 2007 Plan will continue in effect until May 22, 2017, unless earlier terminated.  The 2007 Plan may be amended, altered, suspended and/or terminated at any time by the Board of Directors, subject to the following: (i) shareholder approval is required of any 2007 Plan amendment if such approval is required by applicable law, rule or regulation; and (ii) except for anti-dilution adjustments made under the 2007 Plan, the option price for any outstanding option or base price of any outstanding SAR granted under the 2007 Plan may not be decreased after the date of grant, nor may any outstanding option or SAR granted under the 2007 Plan be surrendered to us as consideration for the grant of a new option or SAR with a lower option price or base price than the original option or SAR, as the case may be, without shareholder approval of any such action.  In addition, the Administrator may amend, alter, suspend and/or terminate any award, prospectively or retroactively, although, generally, no such action may be taken without a participant’s consent if his rights with respect to the award would be materially adversely affected. However, the Administrator has the unilateral authority to (i) make adjustments to the terms and conditions of awards upon the occurrence of certain unusual or nonrecurring events affecting us or any affiliate or our financial statements or those of any affiliate, and (ii) amend the 2007 Plan and any award to the extent necessary to comply with applicable laws, rules and regulations or changes to applicable laws, rules and regulations.  The Administrator also may unilaterally cause any award granted under the 2007 Plan to be canceled in consideration of an alternative award or cash payment of an equivalent cash value (as determined by the Administrator) made to the holder of such canceled award. The Administrator also may impose forfeiture, recoupment or similar restrictions upon awards or shares issued or cash paid or payable pursuant to awards.

The following table sets forth information regarding all outstanding equity awards held by the Named Executive Officers at December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date

Christopher J.C. Halligan	75,000	(1)	75,000	(1)	$ 12.65	September 29, 2016
	31,250	(2)	93,750	(2)	$ 9.62	September 28, 2017

Mark D. Roberson	18,750	(3)	56,250	(3)	$ 7.75	December 31, 2017
	5,000	(4)	35,000	(4)	$ 3.81	March 31, 2018

Hal J. Shinn, III	75,000	(5)	-		$ 2.67	August 31, 2014
	75,000	(6)	-		$ 2.67	August 31, 2014
	20,000	(7)	-		$ 2.67	December 31, 2014
	9,375	(8)	5,625	(8)	$ 11.96	March 31, 2016

(1)
These options were granted on 09/30/2006.  The unexercisable portion of this option as of December 31, 2008 vests and becomes exercisable in equal installments on  03/31/09, 09/30/09, 03/31/10 and 09/30/10.

(2)
These options were granted on 09/28/2007.  The unexercisable portion of this option as of December 31, 2008 vests and becomes exercisable in equal installments on 03/31/09, 09/30/09, 03/31/10, 09/30/10, 03/31/11 and 09/30/11.

(3)
These options were granted on 12/31/2007.  The unexercisable portion of this option as of December 31, 2008 vests and becomes exercisable in equal installments on  06/30/09, 12/31/09, 06/30/10, 12/31/10, 06/30/11, and 12/31/11.

(4)
These options were granted on 03/31/2008.  The unexercisable portion of this option as of December 31, 2008 vests and becomes exercisable in equal installments on 03/31/09, 09/30/09, 03/31/10, 09/30/10, 03/31/11, 09/30/11, and 03/31/12.

(5)	These options were granted on 08/31/04 and are fully vested and exercisable.
(6)	These options were granted on 08/31/04 and are fully vested and exercisable.
(7)	These options were granted on 12/31/04 and are fully vested and exercisable.
(8)	These options were granted on 03/31/06. The unexercisable portion of this option as of December 31, 2008 vests and becomes exercisable in equal installments on 03/31/09, 09/30/09 and 03/31/10.

    The Company has no defined-benefit plan or executive post-employment plan for which any retirement benefits would be paid to executives. The Company has a qualified defined contribution plan (401(k) plan) under which each employee is given the opportunity to contribute a percentage of his base salary. The Company makes a matching contribution on behalf of each participating employee equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%.

In the event of termination of employment other than for cause (unless the applicable employment agreement provides to the contrary and unless the administrator of the applicable plan determines otherwise), options and restricted stock awards granted to certain of our executive and other officers, including the Named Executive Officers, generally will continue to vest pursuant to the same vesting schedule as if such individual had remained an employee of PokerTek and, with respect to such options, the vested portions will be exercisable for the full option term.

Other than the provisions described above and the provisions of the employment agreements described above in the “Narrative to Summary Compensation Table - Employment Agreements,” there are no specific contracts, agreements, plans or arrangements that provide for payments to a Named Executive Officer at, following, or in connection with the resignation, retirement or other termination of a Named Executive Officer, or a change in control of the Company or a change in the Named Executive Officer’s responsibilities following a change in control, with respect to each Named Executive Officer.

DIRECTOR COMPENSATION

Except as described below, none of our directors received an annual retainer or other form of compensation for his services as a member of the Board during fiscal 2008.

In January 2005, we entered into a Board Member Agreement with Lyle Berman pursuant to which, for his service on the Board, we granted Mr. Berman an option to purchase 200,000 shares of our common stock at a purchase price equal to $2.67, under the terms and conditions set forth in the Stock Option Agreement (the “Option Agreement”). Under the Board Member Agreement, 50,000 shares vested in a series of four (4) successive equal quarterly installments over the one year period measured from the date of the agreement upon Mr. Berman’s completion of each additional quarter over a one-year period. The remaining option shares will vest in a series of twelve successive equal quarterly installments upon Mr. Berman’s completion of each additional quarter serving as a member of the Board over the three-year period beginning one year from the date of the Option Agreement. The Option Agreement provides that all shares subject to the Option Agreement at the time of a change of control (as defined in the 2004 Stock Incentive Plan) not otherwise vested shall automatically vest in full immediately prior to the effective date of the change of control so that the option may be exercised for any or all of the shares. In addition, if Mr. Berman is terminated without cause (as defined in the Option Agreement) as a member of the Board without his written consent, or if our shareholders do not re-elect Mr. Berman to the Board at any time during the term of the option, or in the event of a constructive termination (as defined in the Option Agreement) of Mr. Berman’s service as a member of the Board at any time during the term of the option, the option shall become exercisable in full and may be exercised for any or all of the shares.  In January 2005, we April 29, also entered into an Indemnification Agreement with Lyle Berman which is described in more detail under the heading “Related Person Transactions” below.

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

All non-employee directors are eligible to receive discretionary stock-based awards under our 2007 Stock Incentive Plan.  For fiscal year 2008, no such discretionary equity awards were made to non-employee directors.

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		Option Awards(2)	All Other Compensation		Total
Joseph J. Lahti	$50,000	(1)	$42,574	$-		$92,574

Arthur Lee Lomax	$36,000	(3)	$-	$-		$36,000

Lyle Berman	$-		$5,524	$-		$5,524

James T. Crawford, III	$-		$-	$166,400	(4)	$166,400

Gehrig H. White	$-		$-	$154,667	(5)	$154,667

(1)	Pursuant to his Board Member Agreement, Mr. Lahti received this amount as a retainer for his service on the Board during 2008.

(2)
None of our directors received stock option grants in 2008.  The amounts in the Option Awards column reflect the dollar amount of awards recognized for financial reporting purposes for the year ended December 31, 2008 in accordance with Financial Accounting Standards Board Statement No. 123(R), disregarding the estimate of forfeitures related to service-based vesting conditions.  During 2008, there were no actual forfeitures by any of our directors.  A discussion of the assumptions used in calculating these values may be found in Note 10 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.  As of December 31, 2008, Mr. Lahti held options to acquire 50,000 shares of the Company's common stock, of which 27,500 are vested and exercisable.  As of December 31, 2008, Mr. Berman held options to acquire 200,000 shares of the Company's common stock, of which 187,500 are vested and exercisable.

(3)	Mr. Lomax received this amount as a retainer for his service on the Board during 2008.

(4)
The amount in the All Other Compensation column for Mr. Crawford consists of his earnings as an employee of the Company.  Mr. Crawford does not receive compensation for serving as a director of the Company.

(5)	The amount in the All Other Compensation column for Mr. White consists of his earnings as an employee of the Company. Mr. White does not receive compensation for serving as a director of the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2008 relating to our equity compensation plans, under which grants of stock options, restricted stock and other rights to acquire shares of our common stock may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column(a)) (2)
	(a)	(b)	(c)

Equity compensation plan approved by security holders	2,023,263	$8.06	70,987

Equity compensation plan not approved by security holders	-	-	-

Total	2,023,263	$8.06	70,987

(1)	The exercise prices for outstanding options granted to employees under the 2004, 2005 and 2007 plans range from $2.67 to $12.65 per share, with a weighted average exercise price of $8.06 per share.

(2)
In addition to being available for future issuance upon exercise of stock options, our 2004, 2005 and 2007 Stock Incentive Plans provide for the issuance of restricted stock awards and other stock-based awards.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2009 by (a) each person known by us to own beneficially more than five percent of the outstanding shares of our common stock, (b) each director, (c) the Named Executive Officers (as defined in “Summary Compensation Table,” above), and (d) all current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of March 31, 2009 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each shareholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite the shareholder’s name.  Unless otherwise noted, the address of all listed shareholders is c/o PokerTek, Inc., 1150 Crews Road, Suite F, Matthews, North Carolina 28105.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class

Directors and Executive Officers:
Gehrig H. White	2,129,400	(1)	19.32%
Lyle Berman	529,438	(2)	4.80%
James T. Crawford, III	1,224,900	(3)	11.11%
Joseph J. Lahti	31,000	(4)	*
Arthur Lee Lomax	364,080	(5)	3.30%
Christopher J. C. Halligan	150,048	(6)	1.36%
Hal Shinn	181,250	(7)	1.64%
Mark D. Roberson	30,750	(8)	*
All directors and executive officers as a group (8 persons)	4,640,866		42.11%

5% Shareholders:
GHW Enterprises, LLC	1,829,900	(9)	16.60%
Crawford Ventures, LLC	1,224,900	(10)	11.11%
Aristocrat International Pty. Limited	1,807,545	(11)	16.40%

* Indicates less than one percent

(1)
Consists of 299,500 shares of common stock owned by Mr. White and 1,829,900 shares of common stock owned by GHW Enterprises, LLC, which is controlled by Mr. White. Mr. White has sole voting and dispositive power with respect to all of the shares of common stock.

(2)
Includes 329,438 shares of common stock and 200,000 presently exercisable options to purchase our common stock owned by the Lyle A. Berman Revocable Trust, for which Mr. Berman serves as trustee and with respect to which Mr. Berman has sole voting and dispositive power.

(3)
Consists of shares of common stock owned by Crawford Ventures, LLC, which is controlled by Mr. Crawford. Mr. Crawford has sole voting and dispositive power with respect to all of the shares of common stock.

(4)	Consists of 1,000 shares of common stock owned by Mr. Lahti and 30,000 presently exercisable options to purchase our common stock.

(5)
Consists of 304,700 shares of common stock owned by Mr. Lomax, with respect to which he has sole voting and dispositive power and 59,380 shares of common stock owned by Charitable Remainder Unitrust, for which Mr. Lomax shares voting power with Larry Swartz.

(6)
Consists of 9,423 shares of common stock owned by Salowi, Ltd., for which voting and dispositive power is held 50% by Mr. Halligan and 50% by Mr. Halligan's spouse, and 140,625 presently exercisable options to purchase our common stock held by Mr. Halligan.

(7)	Consists of presently exercisable options to purchase our common stock.

(8)	Consists of 2,000 shares of common stock owned by Mr. Roberson and 28,750 presently exercisable options to purchase our common stock.

(9)
The address of GHW Enterprises, LLC is 6207 Glynmoor Lakes Drive, Charlotte, North Carolina 28277. Gehrig H. White, as manager, controls GHW Enterprises, LLC and has sole voting and dispositive power with respect to the shares of common stock held by GHW Enterprises, LLC.

(10)
The address of Crawford Ventures, LLC is 5237 Lancelot Drive, Charlotte, North Carolina 28270. James T. Crawford, III, as manager, controls Crawford Ventures, LLC and has sole voting and dispositive power with respect to the shares of common stock held by Crawford Ventures, LLC.

(11)
Consists of shares of common stock owned by Aristocrat International Pty. Limited. The address of Aristocrat International Pty. Limited is Building A, Pinnacle Office Park, 85 Epping Road, North Ryde, NSW 2113, Australia. Information reported is based on information provided by Aristocrat International Pty. Limited on February 19, 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS

Identification of Transactions

On December 10, 2008, we entered into an international distribution rights agreement (the “Distribution Agreement”) with Aristocrat International Pty. Limited and its affiliates (collectively, “Aristocrat”) dated November 24, 2008, which superseded and replaced the terms and conditions of the distribution rights agreement entered into between the Company and Aristocrat on January 20, 2006.  Aristocrat International Pty. Limited is a wholly owned subsidiary and affiliate of Aristocrat Leisure Limited, a leading global provider of gaming solutions that focuses primarily on video slot machines, progressive systems and casino management systems.

Aristocrat owns approximately 16% of our outstanding common stock and is currently one of our three largest shareholders. The Distribution Agreement provides Aristocrat with the sole and exclusive right, subject to the Company’s right to revoke Aristocrat’s exclusivity under certain circumstances, to globally (excluding the United States, Canada and cruise ships wherever located) (i) distribute, market, enter into license agreements; (ii) under certain circumstances, manufacture our PokerPro™ system and (iii) under certain circumstances, license our intellectual property rights in our PokerPro system to customers and to third-party distributors.  Pursuant to the terms of the Distribution Agreement, Aristocrat will either (i) purchase the PokerPro system from the Company (at the Company’s manufacturing cost plus 20% unless otherwise agreed in writing by the parties) and then lease the PokerPro system to a customer for a fee, which triggers the payment of certain license fees to the Company; or (ii) purchase the PokerPro system from the Company (at the Company’s manufacturing cost plus a margin to be agreed upon by the parties) and then sell the PokerPro system to a customer outright. The initial term of the Distribution Agreement expires on January 20, 2010. During 2008, we recorded $608,724 of license fees from Aristocrat, as discussed above, and also recorded $3,777,862 of equipment sales to Aristocrat to facilitate Aristocrat’s demonstrations of the PokerPro system to potential customers and regulatory bodies. At December 31, 2008, Aristocrat owed the Company $114,053. During 2007, we recorded $388,611 of license fees from Aristocrat, as discussed above, and also recorded $1,337,342 of equipment sales to Aristocrat to facilitate Aristocrat’s demonstrations of the PokerPro system to potential customers and regulatory bodies. At December 31, 2007, Aristocrat owed the Company $176,476, which was paid in full during January 2008.

In September 2006, Crawford White Investments, LLC, an entity owned and controlled by Gehrig H. White and James T. Crawford, III, purchased one of the buildings in which we lease one of our two spaces. During February 2007, the entity purchased the other building in which we lease space. The initial terms of our lease were negotiated at arms’ length and the terms of our existing leases were not modified upon this change in building ownership. Rent expense recorded for the aggregate leased space for the year ended December 31, 2008 was $219,600, of which $201,300 was paid to Crawford White Investments, LLC during 2008 and $18,300 was paid during 2009. Rent expense recorded for the aggregate leased space for the year ended December 31, 2007 was $186,000, of which $167,700 was paid to Crawford White Investments, LLC during 2007 and $18,300 was paid during 2008.

On March 24, 2008, we entered into a loan agreement with Lyle A. Berman, James T. Crawford III, Arthur Lee Lomax and Gehrig H. “Lou” White.  Messrs. Crawford, Lomax and White are the founders of the Company.  Each of the lenders are also members of our board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman.  Upon closing, the lenders loaned us $2.0 million and we issued the lenders a promissory note in the principal amount of $2.0 million.  The loan bears interest at an annual rate of 13% with all unpaid principal and interest payable on March 24, 2010.  We intend to pay interest on a monthly basis and the loan may be repaid prior to maturity without penalty.  The loan contains no restrictive covenants and is collateralized by security interests in all of our PokerPro systems deployed in North America and on cruise ships as of December 31, 2007.  During 2008, we made $176,477 in aggregate interest payments and $0 in aggregate principal payments.

INDEMNIFICATION AGREEMENT

In January 2005, we entered into an Indemnification Agreement with Lyle Berman, the Chairman of the Board of Directors, which provides for (i) indemnification against Mr. Berman’s personal liability to the fullest extent permitted by law and (ii) advancement of related expenses to Mr. Berman, including attorneys’ fees, judgments, fines and settlement amounts incurred by Mr. Berman in any action or proceeding.

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

Item 14.    Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEE INFORMATION

The following table shows the aggregate fees that we paid or accrued for the audit and other services provided by McGladrey & Pullen, LLP for fiscal years 2007 and 2008.

	2008	2007
Audit Fees	$159,095	$177,605
Audit-Related Fees	-	-
Tax Fees	86,055	19,700
All Other Fees	-	19,580
Total	$245,150	$216,885

Audit Fees. This category includes fees for (i) the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q; and (ii) services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees: This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under the caption “Audit Fees”. We did not pay any audit-related fees to McGladrey & Pullen, LLP for the fiscal years 2007 and 2008.

Tax Fees. This category consists of professional services rendered by McGladrey & Pullen, LLP for tax compliance, tax planning, tax return preparation, tax research and tax advice.

All Other Fees.  This category includes the aggregate fees for products that are not reported above under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” These fees consist of professional services rendered by McGladrey & Pullen, LLP for assistance with investigations by various regulatory bodies, as well as the filing of a registration statement during 2007.

The Audit Committee has considered the compatibility of the non-audit-related services performed by and fees paid to McGladrey & Pullen, LLP in fiscal year 2008 and the proposed non-audit related services and proposed fees for fiscal year 2009 and the possible effect of the performance of such services and payment of such fees on the independence of McGladrey & Pullen, LLP.  All audit and non-audit services were approved by the Audit Committee, either specifically or in accordance with the Audit Committee’s pre-approval policies and procedures, prior to such services being rendered.

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

Date: April 30, 2009
By: /s/ Christopher J.C. Halligan
Christopher J.C. Halligan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher J.C. Halligan	Date: April 30, 2009
Name: Christopher J.C. Halligan
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Mark D. Roberson	Date: April 30, 2009
Name: Mark D. Roberson
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Lyle Berman	Date: April 30, 2009
Name: Lyle Berman
Title: Chairman of the Board of Directors

/s/ Gehrig H. White	Date: April 30, 2009
Name: Gehrig H. White
Title: Vice Chairman of the Board of Directors

/s/ James T. Crawford, III	Date: April 30, 2009
Name: James T. Crawford, III
Title: President, Secretary and Director

/s/ Joseph J. Lahti	Date: April 30, 2009
Name: Joseph J. Lahti
Title: Director

/s/ Arthur Lee Lomax	Date: April 30, 2009
Name: Arthur Lee Lomax
Title: Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.