Form 10-Q
period 2009-03-31
POKERTEK, INC.
filed 2009-05-14
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009

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

As of April 30, 2009, there were 11,021,429 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

TABLE OF CONTENTS

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenue:
License and service fees	$1,387,901	$1,521,676
Product sales	747,967	1,679,820
Total revenue	2,135,868	3,201,496

Direct cost of revenue:
Depreciation of PokerPro systems	666,240	567,995
Cost of product sales	613,298	1,228,933
Total direct cost of revenue	1,279,538	1,796,928

Operating Expenses:
Selling, general and administrative	1,857,257	2,395,116
Research and development	359,826	866,340
Share-based compensation expense	258,246	295,828
Depreciation	64,258	49,463
Total operating expenses	2,539,587	3,606,747

Operating loss	(1,683,257)	(2,202,179)

Interest income (expense), net	(84,707)	65,855

Net loss before income taxes	(1,767,964)	(2,136,324)

Income tax provision	(42,549)	-

Net loss	$(1,810,513)	$(2,136,324)

Net loss per common share - basic and diluted	$(0.16)	$(0.20)

Weighted average common shares outstanding - basic and diluted	11,021,429	10,934,464

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009
	(unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,557,178	$1,481,530
Investments	-	3,900,000
Accounts receivable, net	1,471,257	1,600,464
Inventory	3,164,175	3,547,099
Prepaid expenses and other assets	202,878	213,222
Total current assets	6,395,488	10,742,315

Other assets:
PokerPro systems, net	3,367,831	3,821,376
Property and equipment, net	545,707	599,772
Other assets	568,390	542,214

Total assets	$10,877,416	$15,705,677

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,145,014	$1,590,681
Accrued liabilities	1,094,029	1,053,230
Long-term debt, current portion	2,024,468	2,889,261
Total current liabilities	4,263,511	5,533,172

Long-term debt	32,302	2,038,635

Total liabilities	4,295,813	7,571,807

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 11,021,429 shares at March 31, 2009 and December 31, 2008	-	-
Additional paid-in capital	42,717,579	42,459,333
Accumulated deficit	(36,135,976)	(34,325,463)
Total shareholders' equity	6,581,603	8,133,870

Total liabilities and shareholders' equity	$10,877,416	$15,705,677

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,810,513)	$(2,136,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	730,498	617,458
Share-based compensation expense	258,246	295,828
Provision for accounts and other receivables	13,219	-
Changes in assets and liabilities:
Accounts and other receivables	115,988	(904,331)
Prepaid expenses and other assets	(15,832)	84,730
Inventory	382,924	(236,742)
PokerPro systems	(212,695)	(195,738)
Accounts payable and accrued expenses	(404,868)	734,047
Net cash used in operating activities	(943,033)	(1,741,072)
Cash flows from investing activities:
Purchases of property and equipment	(10,193)	(42,739)
Sale of investments	3,900,000	2,050,000
Net cash provided by investing activities	3,889,807	2,007,261
Cash flows from financing activities:
Proceeds from long-term debt	-	2,000,000
Proceeds from short-term debt	-	1,000,000
Repayments of short-term debt	(2,865,357)	-
Repayments of capital lease	(5,769)	-
Net cash provided by (used in) financing activities	(2,871,126)	3,000,000
Net increase in cash and cash equivalents	75,648	3,266,189
Cash and cash equivalents, beginning of year	1,481,530	1,229,980
Cash and cash equivalents, end of period	$1,557,178	$4,496,169

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$82,177	$-
Income taxes	$45,086	$-

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

The PokerPro system consists of electronic poker table(s) and related peripheral equipment providing commercial casinos, tribal casinos, cruise ships and card clubs with a fully-automated poker-room environment designed to improve the profitability of poker by enhancing the operator’s revenue opportunities and decreasing startup and operating costs.  Heads-Up Challenge™  is an innovative amusement platform that enables two players to compete head to head against each other for entertainment purposes in non-gambling venues such as bars and restaurants.

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of PokerTek, Inc. and its consolidated subsidiary.  All significant intercompany transactions and accounts have been eliminated.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to prior periods’ financial information to conform to the current period presentation. There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies as described in the Annual Report.

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities. FAS 161 improves financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is not currently the holder of any derivative instruments; therefore the adoption of FAS 161 did not  have any effect on the Company's results of operations, financial condition, or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FASB concluded in this FSP that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data presented to be adjusted retrospectively. The Company does not have share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents; therefore the adoption of FAS 161 did not have any effect on the Company's results of operations, financial condition, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“FAS 160”), Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51. FAS 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS No. 160 did not have a material impact on the Company's results of operations, financial condition, or cash flows.

Note 2. Investments in Auction Rate Securities (“ARS”)

As of December 31, 2008, the Company held investments in ARS, as well as a Rights Option issued by UBS Financial Services, giving the Company the right to put the ARS investments back to UBS at par for a specified period of time beginning on January 2, 2009.

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

The following table presents information about the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FAS 157:

	Level 3 Auction Rate Securities	Level 3 Rights Option	Level 3 Total
Balance at December 31, 2008	3,275,710	624,290	3,900,000
Sales, net	(3,275,710)	(624,290)	(3,900,000)
Transfers to Level 3	-	-	-
Included in accumulated other comprehensive loss	-	-	-
Balance at March 31, 2009	$-	$-	$-

Note 3. Inventory

Inventory at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
Raw materials and components	$1,520,451	$1,341,933
PokerPro systems in process	425,692	611,974
Finished goods	1,484,355	1,859,515
Reserve	(266,323)	(266,323)
Inventory, net	$3,164,175	$3,547,099

Note 4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Prepaid expenses	$167,264	$162,249
Other	35,614	50,973
Prepaid expenses and other assets	$202,878	$213,222

Deferred licensing fees, net	$514,006	$488,280
Other	54,384	53,934
Other assets	$568,390	$542,214

Note 5. PokerPro Systems

PokerPro systems at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
PokerPro systems	$7,825,787	$8,217,515
Temporarily idle PokerPro systems (a)	1,029,237	531,899
	8,855,024	8,749,414
Less: accumulated depreciation (a)	(5,487,193)	(4,928,038)
PokerPro systems, net	$3,367,831	$3,821,376

(a) The systems will be redeployed as scheduling allows.  Included in the March 31, 2009 and December 31, 2008 accumulated depreciation is $478,948 and $272,799, respectively, related to the temporarily idle PokerPro systems.

Note 6. Property and Equipment

Property and equipment at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
Equipment	$722,027	$722,027
Leasehold improvements	198,430	189,917
Capitalized software	157,067	155,387
	1,077,524	1,067,331
Less: accumulated depreciation	(531,817)	(467,559)
Property and equipment, net	$545,707	$599,772

            Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of a new internal-use enterprise resource management system.  Accumulated depreciation on capitalized software at March 31, 2009 was $21,757.  The software portion of this systems investment was financed through a capital lease obligation (see Note 8, Debt).

Note 7. Accrued Liabilities

Accrued liabilities at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Deferred revenue	$183,225	$194,051
Accrued professional fees	170,667	117,167
Other	740,137	742,012
Accrued liabilities	$1,094,029	$1,053,230

Note 8. Debt

The Company’s outstanding debt balances as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

SVB Credit Facility	$-	$-
UBS Credit Facility	-	2,865,357
Founders' Loan	2,000,000	2,000,000
Capital lease obligation	56,770	62,539
Total debt	$2,056,770	$4,927,896
Current portion of debt	2,024,468	2,889,261
Long-term portion of debt	$32,302	$2,038,635

SVB Credit Facility:  On July 25, 2008, the Company entered into a credit facility with Silicon Valley Bank to support the Company’s working capital (the “SVB Credit Facility”).  The SVB Credit Facility is nominally denoted as a $5.0 million facility with an actual maximum availability that varies based on specified percentages of domestic and foreign accounts receivable and inventory.  Based on the Company’s accounts receivable and inventory levels on March 31, 2009, as of such date availability under the SVB Credit Facility was approximately $1.7 million, with no borrowings outstanding.  The SVB Credit Facility has a one-year term and bears interest at an annual rate equal to the greater of prime plus 2.0% or 6.5%.  The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility.  As of March 31, 2009, the Company was in compliance with these covenants.  The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company.

UBS Credit Facility: On August 13, 2008, the Company entered into a Credit Line Agreement (the “Line of Credit”) with UBS Bank USA for a demand revolving line of credit with respect to the Company’s ARS held in an account with UBS.   On January 5, 2009, the Company exercised its rights under the UBS Rights Offering to sell the ARS investments to UBS at par.  As a result, the Company liquidated its outstanding UBS Credit Facility in the amount of $2.9 million.  The Company has no remaining ARS investments and the UBS Credit Facility has been terminated.

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

As of March 31, 2009, the carrying value of the Founders’ Loan was $2.0 million and its fair value was approximately $1.9 million.

Capital Lease Obligation:  During 2008, the Company entered into capital lease obligations totaling $73,273 to finance the purchase of a new internal-use ERP system. These capital lease obligations bear interest at an annual rate of 9.4% and have a term of 36 months, resulting in monthly payments of $2,396.  At the end of the lease term, the Company has the option to purchase the software for $101.  The net book value of the assets under lease at March 31, 2009 was $135,311.  Related depreciation expense recognized during the first three months of 2009 was $13,089, resulting in accumulated depreciation of $21,757.

Note 9. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer 3% to 5% of their annual compensation. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended March 31, 2009 and March 31, 2008, the Company recorded contribution expense of $23,907 and $36,656, respectively.

Note 10. Shareholders’ Equity

Stock Incentive Plan

Option activity under the Company’s stock incentive plans for the three months ended March 31, 2009 was as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,023,263	$8.06
Granted	-	-
Exercised	-	-
Forfeited	(69,875)	9.23
Expired	-	-

Outstanding at March 31, 2009	1,953,388	$8.01	7.1	$(13,702,528)

Exercisable at March 31, 2009	1,332,013	$7.20	6.7	$(8,254,804)

Note 11. Income taxes

For the three months ended March 31, 2009, the Company recognized a tax provision of $42,549, based principally on the Company’s estimated foreign income tax withholding liability.  The non-recoverable withholding taxes incurred for the period ended March 31, 2009 were attributable to the Company’s Canadian revenues. As the Company’s Canadian operations commenced during the second quarter of 2008, no such withholding liabilities were incurred during the three months ended March 31, 2008.

The effective rates for the periods ending March 31, 2009 and 2008 differ from the U.S. federal statutory rate principally because: (1) the tax benefit arising from the Company’s net operating losses are fully offset by the valuation allowance established against the Company’s deferred tax assets: and (2) the Company incurs withholding taxes in Canada.

Note 12. Related Party Transactions

Transactions with Aristocrat

License fees from and equipment sales to Aristocrat of $173,664 and $80,527, respectively, were recorded in the three months ended March 31, 2009, while $147,043 and $808,488, respectively, were recorded during the three months ended March 31, 2008. As of March 31, 2009, $210,920 due from Aristocrat was included in accounts receivable in the accompanying balance sheet.

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors.  The lease expires in August 2011.  Rent expense recorded for the leased space for the three months ended March 31, 2009 and March 31, 2008 was $54,900.

Founders’ Loan

 On March 24, 2008, the Company entered into a loan agreement with Lyle A. Berman, James T. Crawford III, Arthur Lee Lomax and Gehrig H. “Lou” White.  Messrs. Crawford, Lomax and White are the founders of the Company.  Refer to Note 8, “Debt” for a description of the terms of this loan.  During the first three months of 2009, the Company made $64,109 in aggregate interest payments and $0 in aggregate principal payments.

Note 13. Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company reports segment information based on the “management approach”. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company’s business is organized and reported in two segments,  PokerPro® and Heads-Up Challenge™, which are described in Note 1, Nature of Business and Basis of Presentation.    The Heads-Up Challenge amusement product was launched and began operations during 2007.    The Company evaluates the performance of its two segments primarily based on revenue and direct cost of revenue.   The accounting policies of the segments are the same as those described in Note 1.

The following provides financial information concerning our reportable segments of our operations:

	Casino Products	Amusement Products	Corporate and Other	Total
Three months ended March 31, 2009

Revenue	$1,488,655	$647,213	$-	$2,135,868
Cost of product sales	31,333	581,965	-	613,298
Depreciation and amortization	666,240	14,382	49,876	730,498
Capital expenditures	-	-	10,193	10,193
Indentifiable assets	6,726,269	2,179,061	1,972,086	10,877,416

Three months ended March 31, 2008

Revenue	$2,155,746	$1,045,750	$-	$3,201,496
Cost of product sales	501,693	727,240	-	1,228,933
Depreciation and amortization	567,995	13,522	35,941	617,458
Capital expenditures	-	33,320	9,419	42,739
Indentifiable assets	8,513,224	1,694,935	8,604,341	18,812,500

Amounts presented in the column labeled “Corporate and Other” primarily consist of assets that are not specifically associated with either segment, principally cash equivalents, investments and other corporate assets.

REVENUE BY GEOGRAPHIC AREA

Revenues by geographic area are determined based on the location of the Company’s customers. For the three months ended March 31, 2009 and 2008, sales to customers outside the United States accounted for 45% and 63% of the Company’s consolidated revenue, respectively.

The following provides financial information concerning the Company’s revenues by geographic area:

	Three months ended March 31,
	2009	2008
Revenue:
United States	$1,176,320	$1,196,879
Europe	401,981	864,847
Canada	455,268	842,830
Australia	85,604	261,840
Other International	16,695	35,100
	$2,135,868	$3,201,496

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

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenues. Revenues decreased by $1.1 million (33%) to $2.1 million for the three months ended March 31, 2009 as compared to $3.2 million for the three months ended March 31, 2008 due to lower product sales.

License and service fees decreased by $0.1 million (9%) to $1.4 million for the three months ended March 31, 2009 as compared to $1.5 million for the three months ended March 31, 2008.  The decrease in license and service fees was driven primarily by the impact of the current economic downturn, which has resulted in lower gaming revenues in substantially all jurisdictions where our PokerPro tables are deployed on lease.  As a result of lower revenues and earnings by our customers, we also realized lower revenues per PokerPro table than in the prior year.

Product sales decreased by $0.9 million (55%) to $0.7 million for the three months ended March 31, 2009 as compared to $1.7 million for the three months ended March 31, 2008.  Product sales consist of casino products, primarily PokerPro systems sold to Aristocrat for deployment in international casinos, as well as sales of our Heads-Up Challenge amusement product.

Sales of the Heads-Up Challenge amusement product contributed $0.6 million in revenue for the three months ended March 31, 2009, as compared to $1.0 million in revenue for the comparable period of 2008.  Demand from our customers for the Heads-Up Challenge product was affected by a combination of weakening worldwide economic conditions and a stronger U.S. dollar.  As a result, we sold 182 units during the three months ended March 31, 2009  as compared with 237 units during the three months ended March 31, 2008, and those units sold in the most recent period were at lower average selling prices.

Sales of casino products for the three months ended March 31, 2009 amounted to $0.1 million, a decrease of $0.5 million over the comparable period in 2008.  Sales of casino products were impacted by a combination of higher inventory levels held by our international distributor and the timing of their regulatory approvals and customer contracts.

Direct Cost of Revenue.  Direct cost of revenue consists of depreciation of PokerPro systems and the cost of PokerPro systems sold primarily to Aristocrat and the cost of Heads-Up Challenge product sales.  Total direct costs decreased by $0.5 million (29%) to $1.3 million for the three months ended March 31, 2009.  As a percentage of total revenues, direct cost of revenues was 60% of total revenues for the three months ended March 31, 2009, compared with 56% of total revenues for the comparable period in 2008.

Depreciation of PokerPro systems increased by $0.1 million (17%) to $0.7 million for the three months ended March 31, 2009 as compared to $0.6 million for the three months ended March 31, 2008.  The increase in depreciation of PokerPro systems resulted from the growth in the gross balance of PokerPro systems subject to depreciation.  Cost of product sales decreased by $0.6 million (50%) to $0.6 million for the three months ended March 31, 2009 as compared to $1.2 million for the three months ended March 31, 2008.  This decrease in cost of sales was attributable to the lower unit product sales of both PokerPro and Heads-Up Challenge.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased by $0.5 million (22%) to $1.9 million for the three months ended March 31, 2009 as compared to $2.4 million for the three months ended March 31, 2008. This decrease was primarily due to lower salaries and other employee-related expenses as a result of the headcount reductions and other cost reduction initiatives implemented during 2008 and early 2009.  As a percentage of total revenues, SG&A expenses were 87% of total revenues for the three months ended March 31, 2009, compared with 75% of total revenues for comparable period in 2008.

Research and Development Expenses. Research and development expenses decreased by $0.5 million (58%) to $0.4 million for the three months ended March 31, 2009 as compared to $0.9 million for the three months ended March 31, 2008. We continue to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features and to improve manufacturability.  However, as our Heads-Up Challenge and PokerPro products are now fully commercialized, we have been able to reduce spending on pre-production engineering and internal development efforts.

Depreciation.  Depreciation increased by $14,795 (30%) for the three months ended March 31, 2009 to $64,258 from $49,463 for the comparable period in 2008.  The increase in depreciation was primarily attributable to depreciation associated with our investment in capitalized software.

Interest Income (Expense), net.  Interest income (expense), net changed by $150,562 (229%) for the three months ended March 31, 2009 to an expense of $84,707 from income of $65,855 for the three months ended March 31, 2008.  We incurred interest expense in 2009 on the loan from our founders and incurred fees associated with the credit line from Silicon Valley Bank.  During 2008, we earned interest income on our ARS investments, which were liquidated on January 5, 2009 and contributed essentially no income for the three months ended March 31, 2009.

Income Taxes.  Income tax provision was $42,549 for the three months ended March 31, 2009 and zero in the comparable period of 2008.  The increase in income tax provision was attributable to taxes incurred in Canada, which cannot be recovered or offset against domestic net operating loss carryforwards.

 Net Loss.  Net loss for the three months ended March 31, 2009 was $1.8 million, an improvement of $0.3 million (15%) from $2.1 million for the three months ended March 31, 2008.  Net loss per share, basic and diluted, was $0.16 per share for the three months ended March 31, 2009, an improvement of $0.04 (20%) per share from $0.20 for the comparable period of 2008.   Net loss and net loss per share improved over the prior year period due primarily to the combination of lower direct cost of revenue from the casino and amusement product lines and lower operating expenses, partially offset by lower revenue.

Liquidity and Capital Resources

We have incurred net operating losses since inception and operating expenses may continue to exceed revenues. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock, as well as through credit arrangements from financial institutions and a loan from certain members of our Board of Directors.  These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2009	2008	Change
Net cash used in operating activities	$(943,033)	$(1,741,072)	$798,039
Net cash provided by investing activities	3,889,807	2,007,261	1,882,546
Net cash provided by (used in) financing activities	(2,871,126)	3,000,000	(5,871,126)

Net increase (decrease) in cash and cash equivalents	75,648	3,266,189	(3,190,541)

Cash and cash equivalents, beginning of year	1,481,530	1,229,980

Cash and cash equivalents, end of period	$1,557,178	$4,496,169

For the three months ended March 31, 2009, net cash used in operating activities was $0.9 million, as compared to $1.7 million for the three months ended March 31, 2008, a decrease of $0.8 million.  The decrease in cash used in operating activities was primarily due to the reduction in net loss and lower accounts receivable and inventory.  These favorable working capital improvements were partially offset by lower accounts payable and accrued expenses.

Net cash provided by investing activities was $3.9 million for the three months ended March 31, 2009, compared to $2.0 million for the three months ended March 31, 2008.  Cash provided by investing activities is primarily a function of investments and redemptions of our auction rate securities (“ARS”) portfolio, and to a smaller degree, capital expenditures for assets used in our operations.

Net cash used in financing activities was $2.9 million for the three months ended March 31, 2009, primarily due to the liquidation of the UBS Credit Facility which occurred as a result of the sale of the ARS investment, as well as payments on our capital lease obligation.  For the three months ended March 31, 2008, net cash provided by financing activities was $3.0 million, consisting primarily of proceeds from our loan to our founders ($2.0 million), and net advances from the UBS line of credit ($1.0 million).

We have the ability to impact the timing and extent of our cash needs primarily by managing the pace of growth in both our PokerPro and Heads-Up Challenge products and managing our operating expenses. However, we also have significant contractual obligations and our ability to control both the timing and extent of the cash needs of the business is not unlimited, particularly in light of the current economic climate and the capital intensive nature of the PokerPro business.

Our management’s strategy is to balance revenue growth with operating expense and working capital management, while carefully monitoring the impact of growth on our cash needs and cash balances. Accordingly, reductions in our working capital investments or declines in demand for our products or continued deterioration in general economic conditions could impact our ability to grow or to effectively manage our liquidity needs.  If we are unable to execute our operating plan, manage our working capital effectively or are impacted by other events, we may need to attempt to raise additional funds through public or private offerings of our securities, additional credit facilities or other sources which may not be available on favorable terms, if at all.  If such sources of capital are not available on sufficiently available terms, we may seek other avenues to fund the business, including sale/leaseback arrangements, transitioning PokerPro from a capital intensive leasing strategy to a product sale strategy, or seeking to sell assets of all, or a portion of, our operations.  If we decide to raise capital in the equity markets or take other actions, shareholders could incur significant dilution, or, if we are unable to raise capital, our ability to effectively operate our business could be impaired.

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

SVB Credit Facility. On July 25, 2008, the Company entered into a credit facility with Silicon Valley Bank to support the Company’s working capital (the “SVB Credit Facility”).  The SVB Credit Facility is nominally denoted as a $5.0 million facility with an actual maximum availability that varies based on specified percentages of domestic and foreign accounts receivable and inventory.  Based on the Company’s accounts receivable and inventory levels on March 31, 2009, as of such date availability under the SVB Credit Facility was approximately $1.7 million, with no borrowings outstanding.  The SVB Credit Facility has a one-year term and bears interest at an annual rate of the greater of prime plus 2.0% or 6.5%.  The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility.  As of March 31, 2009, the Company was in compliance with these covenants.  The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2009:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$2,260,000	$2,260,000	$-	$-	$-
Operating lease obligations(2)	574,380	259,920	314,460	-	-
Capital lease obligations(3)	63,060	28,748	34,312	-	-
Purchase obligations(4)	1,628,839	1,628,839	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$4,526,279	$4,177,507	$348,772	$-	$-

(1)	Represents the outstanding principal amount and interest on our Founder’s Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents outstanding principal and interest payable under capital lease obligations related to our purchase of internal-use ERP system.
(4)	Represents open purchase orders with our vendors, primarily purchase obligations for Heads-Up Challenge.

Contractual obligations decreased to $4.5 million as of March 31, 2009 from $8.1 million as of December 31, 2008 due principally to the retirement of the UBS Credit Facility and a decrease in the level of inventory purchase commitments and lease obligations.

Customer Dependence

As of March 31, 2009, five of our customers made up approximately 71% of our total revenues.  The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2008. During the three months ended March 31, 2009, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities. FAS 161 improves financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are not currently the holder of any derivative instruments, and thus the adoption of FAS 161 did not  have any effect on our results of operations, financial condition, or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FASB concluded in this FSP that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data presented to be adjusted retrospectively. We do not have share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents; therefore, the adoption of FAS 161 did not have any effect on our results of operations, financial condition, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“FAS 160”), Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51. FAS 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS No. 160 did not have a material impact on our results of operations, financial condition, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have not been significant changes in our exposure to market risk since December 31, 2008.

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

As of March 31, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The following systems-related significant deficiencies were previously identified and remain unremediated as of March 31, 2009:

•
The systems used in tracking and valuing inventory and PokerPro systems do not provide effective automated controls and are not integrated with each other or with the general ledger.  The lack of integration requires manual reconciliations between the applications.

•
We utilized a software package for our general ledger that did not provide certain automated general controls, such as the presence of edit reports and workflow approvals.  We replaced our general ledger and other financial systems during the fourth quarter of 2008, but the new system was not functioning for a sufficient period of time to affect management’s assessment of the effectiveness of internal control over financial reporting.

•
Our procedures for establishing and modifying system user access privileges is not sufficiently documented and subjected to management review to ensure that only authorized users have access to our sensitive applications, and that those authorized users only have access to appropriate functions within those systems.

•	Due to the relatively small size of the finance department, we lack an effective segregation of duties between the disbursement of funds and the reconciliation of its bank accounts.

These significant deficiencies have been previously reported to our Audit Committee by our management and to our independent registered public accounting firm, and we have continued to provide the Audit Committee with additional reports regarding the status of these significant deficiencies as of March 31, 2009.  Our management continues to believe that these significant deficiencies are not indicative of a material weakness in our internal control over financial reporting. As reported in our Annual Report on Form 10-K for the year ended December 31, 2008, we also implemented a number of compensating controls as of December 31, 2008, including more timely reconciliations, enhanced review and approval procedures, and more robust physical inventory counting and valuation procedures. These compensating controls continued to operate as of March 31, 2009.

With regard to these systems-related significant deficiencies that had not been fully remediated as of March 31, 2009, we have purchased and are in process of implementing an integrated enterprise resource planning software package, SAP Business One,  which we believe will aid in strengthening our internal controls.

We are in the process of configuring the application software package, training our staff, and continuing to prepare for the implementation of SAP Business One.  Therefore, the purchase of SAP Business One had no impact on the operation of our internal control over financial reporting for the period ended March 31, 2009.  We implemented certain financial modules of SAP Business One during the fourth quarter of 2009 and expect to implement the remaining modules during 2009. However, we can provide no assurance that implementation of SAP Business One will be successful or will fully resolve all significant deficiencies.

Because SAP Business One has not yet been implemented, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.        Exhibits.

Exhibit No.	Description

10.1	First Amendment to Loan and Security Agreement, dated December 23, 2008, between PokerTek, Inc. and Silicon Valley Bank.

10.2	First Amendment to Export-Import Bank Loan and Security Agreement, dated December 23, 2008, between PokerTek, Inc. and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: May 14, 2009
	By:	/s/ Christopher J.C. Halligan
Christopher J.C. Halligan
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2009
/s/ Mark D. Roberson
Mark D. Roberson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Loan and Security Agreement, dated December 23, 2008, between PokerTek, Inc. and Silicon Valley Bank.

10.2	First Amendment to Export-Import Bank Loan and Security Agreement, dated December 23, 2008, between PokerTek, Inc. and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.