Form 10-Q
period 2009-06-30
POKERTEK, INC.
filed 2009-08-14
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 7, 2009, there were 11,021,429 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

TABLE OF CONTENTS

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
License and service fees	1,205,253	$1,420,263	$2,593,154	$2,941,939
Product sales	313,779	2,419,827	1,061,746	4,099,647
Total revenue	1,519,032	3,840,090	3,654,900	7,041,586

Direct cost of revenue:
Depreciation of Pokerpro assets	672,168	658,583	1,338,408	1,226,578
Cost of product sales	265,140	1,724,940	878,438	2,953,873
Total direct cost of revenue	937,308	2,383,523	2,216,846	4,180,451

Operating Expenses:
Selling, general and administrative	1,631,256	2,303,225	3,488,513	4,698,341
Research and development	295,495	666,228	655,321	1,532,568
Share-based compensation expense	111,131	227,804	369,377	523,632
Depreciation	66,290	50,522	130,548	99,985
Total operating expenses	2,104,172	3,247,779	4,643,759	6,854,526

Operating loss	(1,522,448)	(1,791,212)	(3,205,705)	(3,993,391)

Interest income (expense), net	(96,564)	(39,357)	(181,271)	26,498

Net loss before income taxes	(1,619,012)	(1,830,569)	(3,386,976)	(3,966,893)

Income tax provision	(21,421)	(123,473)	(63,970)	(123,473)

Net loss	$(1,640,433)	$(1,954,042)	$(3,450,946)	$(4,090,366)

Net loss per common share - basic and diluted	$(0.15)	$(0.18)	$(0.31)	$(0.37)

Weighted average common shares outstanding - basic and diluted	11,021,429	10,934,464	11,021,429	10,934,464

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009
Assets	(unaudited)	December 31, 2008
Current assets:
Cash and cash equivalents	$1,131,204	$1,481,530
Investments	-	3,900,000
Accounts receivable, net	844,041	1,600,464
Inventory	2,957,221	3,547,099
Prepaid expenses and other assets	146,193	213,222
Total current assets	5,078,659	10,742,315

Other assets:
PokerPro systems, net	2,790,721	3,821,376
Property and equipment, net	518,673	599,772
Other assets	480,349	542,214

Total assets	$8,868,402	$15,705,677

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$935,955	$1,590,681
Accrued liabilities	829,280	1,053,230
Long-term debt, current portion	2,025,044	2,889,261
Total current liabilities	3,790,279	5,533,172

Long-term debt	25,821	2,038,635

Total liabilities	3,816,100	7,571,807

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 11,021,429 shares at June 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	42,828,711	42,459,333
Accumulated deficit	(37,776,409)	(34,325,463)
Total shareholders' equity	5,052,302	8,133,870

Total liabilities and shareholders' equity	$8,868,402	$15,705,677

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,450,946)	$(4,090,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,468,956	1,326,563
Share-based compensation expense	369,377	523,632
Provision for accounts and other receivables	26,705	-
Changes in assets and liabilities:
Accounts and other receivables	729,718	(1,053,519)
Prepaid expenses and other assets	128,895	36,790
Inventory	589,878	(187,976)
PokerPro systems	(307,753)	(549,493)
Accounts payable and accrued expenses	(878,676)	948,597
Net cash used in operating activities	(1,323,846)	(3,045,772)
Cash flows from investing activities:
Purchases of property and equipment	(49,449)	(63,481)
Sale of investments	3,900,000	2,050,000
Net cash provided by investing activities	3,850,551	1,986,519
Cash flows from financing activities:
Proceeds from long-term debt	-	2,000,000
Proceeds from short-term debt	-	1,000,000
Repayments of short-term debt	(2,865,357)	-
Repayments of capital lease	(11,674)	(1,548)
Net cash provided by (used in) financing activities	(2,877,031)	2,998,452
Net increase (decrease) in cash and cash equivalents	(350,326)	1,939,199
Cash and cash equivalents, beginning of year	1,481,530	1,229,980
Cash and cash equivalents, end of period	$1,131,204	$3,169,179

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$130,660	$51,776
Income taxes	$45,086	$77,255

Non-cash transaction:
Capital lease obligation	$-	$52,034

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

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168 (“FAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  FAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative non-governmental GAAP.  This statement is effective for interim and annual reporting periods ending after September 15, 2009, and we do not expect the adoption to have any effect on the Company's results of operations, financial condition, or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165 (“FAS 165”), Subsequent Events. FAS 165 requires disclosures regarding subsequent events for events or transactions that occur after the balance sheet date but before the financial statements are issued, for public companies, and requires disclosure of the date through which an entity has evaluated subsequent events.  This statement was effective for interim reporting periods ending after June 15, 2009.  Management has evaluated all significant events and transactions occurring after June 30, 2009 through August 14, 2009, the date we issued these financial statements.  During this period, we did not have any recognizable subsequent events.  The adoption and application of FAS 165 did not have any effect on the Company's results of operations, financial condition, or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSB and APB require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, as well as disclosures in summarized financial information at interim reporting periods. This statement was effective for interim reporting periods ending after June 15, 2009, and its adoption did not have a material effect on the Company’s results of operations, financial condition or cash flows.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FASB concluded in this FSP that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data presented to be adjusted retrospectively. The Company does not have share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents; therefore the adoption of FSP EITF 03-6-1did not have any effect on the Company's results of operations, financial condition, or cash flows.

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

The following table presents information about the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FAS 157:

	Level 3 Auction Rate Securities	Level 3 Rights Option	Level 3 Total
Balance at December 31, 2008	$3,275,710	$624,290	$3,900,000
Sales, net	(3,275,710)	(624,290)	(3,900,000)
Transfers to Level 3	-	-	-
Included in accumulated other comprehensive loss	-	-	-

Balance at March 31, 2009	$-	$-	$-
Sales, net	-	-	-
Transfers to Level 3	-	-	-
Included in accumulated other comprehensive loss	-	-	-
Balance at June 30, 2009	$-	$-	$-

Note 3. Inventory

Inventory at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Raw materials and components	$1,431,454	$1,341,933
PokerPro systems in process	378,374	611,974
Finished goods	1,475,951	1,859,515
Reserve	(328,558)	(266,323)
Inventory, net	$2,957,221	$3,547,099

Note 4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008

Prepaid expenses	$137,289	$162,249
Other	8,904	50,973
Prepaid expenses and other assets	$146,193	$213,222

Deferred licensing fees, net	$425,966	$488,280
Other	54,383	53,934
Other assets	$480,349	$542,214

Note 5. PokerPro Systems

PokerPro systems at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
PokerPro systems	$7,888,086	$8,217,515
Temporarily idle PokerPro systems (a)	709,396	531,899
	8,597,482	8,749,414
Less: accumulated depreciation (a)	(5,806,761)	(4,928,038)
PokerPro systems, net	$2,790,721	$3,821,376

(a) The systems will be redeployed as scheduling allows.  Included in the June 30, 2009 and December 31, 2008 accumulated depreciation is $440,874 and $272,799, respectively, related to the temporarily idle PokerPro systems.

Note 6. Property and Equipment

Property and equipment at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Equipment	$759,764	$722,027
Leasehold improvements	199,948	189,917
Capitalized software	157,067	155,387
	1,116,779	1,067,331
Less: accumulated depreciation	(598,106)	(467,559)
Property and equipment, net	$518,673	$599,772

            Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of a new internal-use enterprise resource management system.  Accumulated depreciation on capitalized software at June 30, 2009 was $34,846.  The software portion of this systems investment was financed through a capital lease obligation (see Note 8, Debt).

Note 7. Accrued Liabilities

Accrued liabilities at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008

Deferred revenue	$218,591	$194,051
Accrued professional fees	74,667	117,167
Other	536,022	742,012
Accrued liabilities	$829,280	$1,053,230

Note 8. Debt

The Company’s outstanding debt balances as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008

SVB Credit Facility	$-	$-
UBS Credit Facility	-	2,865,357
Founders' Loan	2,000,000	2,000,000
Capital lease obligation	50,865	62,539
Total debt	$2,050,865	$4,927,896
Current portion of debt	2,025,044	2,889,261
Long-term portion of debt	$25,821	$2,038,635

SVB Credit Facility:  On July 25, 2008, the Company entered into a credit facility with Silicon Valley Bank to support the Company’s working capital (the “SVB Credit Facility”).  The SVB Credit Facility is nominally denoted as a $5.0 million facility with an actual maximum availability that varies based on specified percentages of domestic and foreign accounts receivable and inventory.  Based on the Company’s accounts receivable and inventory levels on June 30, 2009, as of such date availability under the SVB Credit Facility was approximately $0.7 million, with no borrowings outstanding.  The SVB Credit Facility has a one-year term and bears interest at an annual rate equal to the greater of prime plus 2.0% or 6.5%.  The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility.  As of June 30, 2009, the Company was in compliance with these covenants.  The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company.  As of June 30, 2009, there were no amounts drawn under the SVB Credit Facility.  Refer to Note 14 – Subsequent Events.

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

Founders’ Loan:  On March 24, 2008, the Company entered into a loan agreement with Lyle A. Berman, James T. Crawford III, Arthur Lee Lomax and Gehrig H. “Lou” White.  Messrs. Crawford, Lomax and White are the founders of the Company.  Each of the lenders are also members of our board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman.   Upon closing, the lenders loaned the Company $2.0 million and the Company issued the lenders a promissory note in the principal amount of $2.0 million. The loan bears interest at 13% with all unpaid principal and interest payable on March 24, 2010.  The Company intends to pay interest on a monthly basis and the loan may be repaid prior to maturity without penalty.  The loan contains no restrictive covenants and is collateralized by security interests in the Company’s PokerPro systems deployed in North America and on cruise ships as of December 31, 2007.   Refer to Note 14 – Subsequent Events.

As of June 30, 2009, the carrying value of the Founders’ Loan was $2.0 million and its fair value was approximately $2.0 million.

Capital Lease Obligation:  During 2008, the Company entered into capital lease obligations totaling $73,273 to finance the purchase of a new internal-use ERP system. These capital lease obligations bear interest at an annual rate of 9.4% and have a term of 36 months, resulting in monthly payments of $2,396.  At the end of the lease term, the Company has the option to purchase the software for $101.  The net book value of the assets under lease at June 30, 2009 was $122,222.  Related depreciation expense recognized during the three months and six months ended June 30, 2009 was $13,089 and $26,178, respectively, resulting in accumulated depreciation of $34,846.

Note 9. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer 3% to 5% of their annual compensation. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended June 30, 2009 and June 30, 2008, the Company recorded contribution expense of $23,184 and $34,496, respectively.  For the six months ended June 30, 2009 and June 30, 2008, the Company recorded contribution expense of $47,091 and $71,152, respectively.

Note 10.                       Shareholders’ Equity

Stock Incentive Plan

Option activity under the Company’s stock incentive plans for the six months ended June 30, 2009 was as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,023,263	$8.06
Granted	-	-
Exercised	-	-
Forfeited	(382,838)	10.81
Expired	-	-

Outstanding at June 30, 2009	1,640,425	$7.42	6.7	$(10,917,043)

Exercisable at June 30, 2009	1,332,113	$7.16	6.4	$(8,527,201)

Note 11. Income taxes

For the three months ended June 30, 2009 and June 30, 2008, the Company recognized a tax provision of $21,421 and $123,473, respectively.  For the six months ended June 30, 2009 and June 30, 2008, the Company recognized a tax provision of $63,970 and $123,473, respectively.  These provisions are based principally on the Company’s estimated foreign income tax withholding liability which is attributable to the Company’s Canadian revenues.

The effective rates for the periods ending June 30, 2009 and 2008 differ from the U.S. federal statutory rate principally because: (1) the tax benefit arising from the Company’s net operating losses are fully offset by the valuation allowance established against the Company’s deferred tax assets: and (2) the Company incurs withholding taxes in Canada.

Note 12. Related Party Transactions

Transactions with Aristocrat

License fees from and equipment sales to Aristocrat of $139,788 and $21,497, respectively, were recorded in the three months ended June 30, 2009, while $138,682 and $1,171,816, respectively, were recorded during the three months ended June 30, 2008.   License fees from and equipment sales to Aristocrat of $313,452 and $102,025, respectively, were recorded in the six months ended June 30, 2009, while $285,725 and $1,980,305, respectively, were recorded during the six months ended June 30, 2008.  As of June 30, 2009, $132,914 due from Aristocrat was included in accounts receivable in the accompanying balance sheet.

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors.  The lease expires in August 2011.  Rent expense recorded for the leased space for the three months ended June 30, 2009 and June 30, 2008 was $48,800 and $54,900, respectively.  Rent expense recorded for the leased space for the six months ended June 30, 2009 and June 30, 2008 was $103,700 and $109,800, respectively.  This lease was amended as of June 1, 2009 with rent expense for the aggregate leased space adjusted to equal $14,200 per month.

Founders’ Loan

 On March 24, 2008, the Company entered into a loan agreement with Lyle A. Berman, James T. Crawford III, Arthur Lee Lomax and Gehrig H. “Lou” White.  Messrs. Crawford, Lomax and White are the founders of the Company.  Refer to Note 8, “Debt” for a description of the terms of this loan.  During the first six months of 2009, the Company made $107,561 in aggregate interest payments and $0 in aggregate principal payments. Refer to Note 14 – Subsequent Events.

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

The following provides financial information concerning our reportable segments of our operations:

	Casino Products	Amusement Products	Corporate and Other	Total

Three months ended June 30, 2009

Revenue	$1,230,153	$288,879	$-	$1,519,032
Cost of product sales	22,965	242,175	-	265,140
Depreciation and amortization	694,358	15,663	28,437	738,458
Capital expenditures	-	37,738	1,518	39,256

Six months ended June 30, 2009

Revenue	$2,718,808	$936,092	$-	$3,654,900
Cost of product sales	54,298	824,140	-	878,438
Depreciation and amortization	1,382,788	30,045	56,123	1,468,956
Capital expenditures	-	37,738	11,711	49,449
Indentifiable assets	5,719,275	1,680,953	1,468,174	8,868,402

Three months ended June 30, 2008

Revenue	$2,477,870	$1,362,220	$-	$3,840,090
Cost of product sales	848,833	876,107	-	1,724,940
Depreciation and amortization	680,774	14,077	14,254	709,105
Capital expenditures	-	-	72,776	72,776

Six months ended June 30, 2008

Revenue	$4,633,615	$2,407,971	$-	$7,041,586
Cost of product sales	1,350,527	1,603,346	-	2,953,873
Depreciation and amortization	1,270,488	27,599	28,476	1,326,563
Capital expenditures	9,419	33,320	72,776	115,515
Indentifiable assets	7,604,644	2,493,727	7,203,833	17,302,204

Amounts presented in the column labeled “Corporate and Other” primarily consist of assets that are not specifically associated with either segment, principally cash equivalents, investments and other corporate assets.

REVENUE BY GEOGRAPHIC AREA

Revenues by geographic area are determined based on the location of the Company’s customers. For the three months ended June 30, 2009 and 2008, sales to customers outside the United States accounted for 21% and 67% of the Company’s consolidated revenue, respectively.  For the six months ended June 30, 2009 and 2008, sales to customers outside the United States accounted for 35% and 65% of the Company’s consolidated revenue, respectively.

The following provides financial information concerning the Company’s revenues by geographic area:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
United States	$1,200,948	$1,252,656	$2,377,269	$2,449,533
Europe	78,965	1,382,557	480,946	2,247,404
Canada	156,186	695,016	611,454	1,537,847
Australia	77,720	491,727	163,324	753,567
Other International	5,213	18,134	21,907	53,235
	$1,519,032	$3,840,090	$3,654,900	$7,041,586

Note 14. Subsequent Events

On July 23, 2009, the Company entered into amendments to the SVB Credit Facility, which extended the maturity date for the facility to July 23, 2010, adjusted the facility amount to have a Facility Limit of $2.5 million with maximum advances determined based on the composition of our eligible accounts receivable and inventory balances and modified certain other provisions of the facility.  The amendments are attached as exhibits 10.1 and 10.2 to this Form 10-Q.  The SVB Credit Facility was also previously amended on or about December 23, 2008.

On July 9, 2009, the Founder’s Loan was amended to provide that monthly interest payments may be made, at the election of the holder, in our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.  In addition, the maturity date of the loan was extended to March 21, 2012. This amendment is attached as exhibit 10.14 to this Form 10-Q.

Pursuant to a Stock Purchase Agreement dated July 31, 2009, between the Company and ICP Electronics, Inc., a Taiwan corporation (“ICP Electronics”), the Company agreed to sell 565,000 shares of its common stock to ICP Electronics.  ICP Electronics is a manufacturer of Heads-Up Challenge units that the Company markets to its customers.  The shares were sold in reliance upon an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(6) and Regulation S.  The shares were valued at a price of $0.85 per share and were exchanged with ICP Electronics for 191 Heads-Up Challenge units for immediate delivery.  In addition, the parties agreed to payment terms for the Company’s remaining purchase commitment with ICP, totaling $945,337, to be paid in installments of $39,389 over a 24 month period.  In exchange, ICP will complete and deliver an additional 293 Heads-Up Challenge units as directed by the Company.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future.  Our actual results may differ materially from those implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, termination or non-renewal of customer contracts, amendment or termination of our loans, disruption of our relationships with our suppliers, competitive pressures, general economic and political conditions, such as political instability, credit market uncertainty, inflationary pressures from higher energy and fuel costs and the rate of economic growth or decline in our principal geographic markets, each of which may be amplified by recent disruptions in the U.S. and global financial markets, our ability to access the capital markets, and our financial condition.  These and other risks and uncertainties are described in more detail in our most recent Annual Report on Form 10-K, as well as other reports and statements that we file with the Securities and Exchange Commission.

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

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30,  2008

Revenues. Revenues decreased by $2.3 million (60%) to $1.5 million for the three months ended June 30, 2009 as compared to $3.8 million for the three months ended June 30, 2008 primarily due to lower product sales.

License and service fees decreased by $0.2 million (15%) to $1.2 million for the three months ended June 30, 2009 as compared to $1.4 million for the three months ended June 30, 2008.  The amount of license and service fees recognized in a given period is a function of the number of tables placed on lease, the contractual rates negotiated with our customers, and, in some cases, is determined as a percentage of the customer’s revenues.  The decrease in license and service fees was impacted by all three of those factors, including the impact of impact of the current economic conditions on the rate of play at some of our customers.  In addition, while the number of tables on lease grew modestly as compared to the prior period, the decline in the number of tables in Canada and other mix changes offset the increase in the number of tables.

Product sales decreased by $2.1 million (87%) to $0.3 million for the three months ended June 30, 2009 as compared to $2.4 million for the three months ended June 30, 2008.  Product sales consist of casino products, primarily PokerPro systems sold to Aristocrat for deployment in international casinos, sales of consumables and peripheral equipment to our PokerPro customers, as well as sales of our Heads-Up Challenge amusement product.

Sales of the Heads-Up Challenge amusement product contributed $0.3 million in revenue for the three months ended June 30, 2009, as compared to $1.4 million in revenue for the comparable period of 2008.  Demand from our customers for the Heads-Up Challenge product continued to be affected by a combination of weak economic conditions and the related impact on the ability of operators to finance and place amusement products.  We sold 69 units during the three months ended June 30, 2009 as compared with 303 units during the three months ended June 30, 2008.

Sales of casino products for the three months ended June 30, 2009 amounted to $24,900, a decrease of $1.1 million over the comparable period in 2008.  During the three months ended June 30, 2009, our international distributor did not place any orders for new PokerPro systems as the Eastern European markets that drove growth during the prior year were impacted by reduced operator demand.  The casino product sales recognized during the three months ended June 30, 2009 resulted from sales of consumables and peripheral equipment to our PokerPro customers.

Direct Cost of Revenue.  Direct cost of revenue consists of depreciation of PokerPro systems and the cost of PokerPro systems sold primarily to Aristocrat and the cost of Heads-Up Challenge product sales.  Total direct costs decreased by $1.4 million (61%) to $0.9 million for the three months ended June 30, 2009.  As a percentage of total revenues, direct cost of revenues was 62% of total revenues for the three months ended June 30, 2009, and for the comparable period in 2008.

Depreciation of PokerPro systems increased by $13,585 (2%) to $672,168 for the three months ended June 30, 2009 as compared to $658,583 for the three months ended June 30, 2008.    Cost of product sales decreased by $1.5 million (85%) to $0.3 million for the three months ended June 30, 2009 as compared to $1.7 million for the three months ended June 30, 2008.  This decrease in cost of sales was attributable to the lower unit product sales of both PokerPro and Heads-Up Challenge.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased by $0.7 million (29%) to $1.6 million for the three months ended June 30, 2009 as compared to $2.3 million for the three months ended June 30, 2008. This decrease was primarily due to lower salaries and other employee-related expenses as a result of the headcount reductions and other cost reduction initiatives implemented during 2008 and the first half of 2009.  As a percentage of total revenues, SG&A expenses were 107% of total revenues for the three months ended June 30, 2009, compared with 60% of total revenues for the comparable period in 2008 on lower product sale revenues.

Research and Development Expenses. Research and development expenses decreased by $0.4 million (56%) to $0.3 million for the three months ended June 30, 2009 as compared to $0.7 million for the three months ended June 30, 2008. We continue to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features and to improve manufacturability.  However, as our Heads-Up Challenge and PokerPro products are now fully commercialized, we have been able to reduce spending on pre-production engineering and internal development efforts.

Depreciation.  Depreciation increased by $15,768 (31%) for the three months ended June 30, 2009 to $66,290 from $50,522 for the comparable period in 2008.  The increase in depreciation was primarily attributable to depreciation associated with our investment in capitalized software.

Interest Income (expense), net.  Interest expense increased $57,207 (145%) for the three months ended June 30, 2009 to   $96,564 from $39,357 for the three months ended June 30, 2008.  We incurred interest expense in 2009 on the loan from our founders of $64,821 and recognized loan origination and unused line fees associated with the credit line from Silicon Valley Bank totaling $30,461.  In addition, we incurred interest on our capital lease of $1,282.  During 2008, our interest expense was partially offset by interest income earned on our ARS investments, which were liquidated on January 5, 2009 and contributed essentially no income for the three months ended June 30, 2009.

Income Taxes.  Income tax provision was $21,421 for the three months ended June 30, 2009 and 123,473 in the comparable period of 2008.  The decrease in income tax provision was attributable to decreased revenue in Canada.

 Net Loss.  Net loss for the three months ended June 30, 2009 was $1.6 million, an improvement of $0.3 million (16%) from $2.0 million for the three months ended June 30, 2008.  Net loss per share, basic and diluted, was $0.15 per share for the three months ended June 30, 2009, an improvement of $0.03 (17%) per share from $0.18 for the comparable period of 2008.   Net loss and net loss per share improved over the prior year period due primarily to the combination of lower direct cost of revenue from the casino and amusement product lines and lower operating expenses, partially offset by lower revenue.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues. Revenues decreased by $3.4 million (48%) to $3.7 million for the six months ended June 30, 2009 as compared to $7.0 million for the six months ended June 30, 2008 due to lower product sales.

License and service fees decreased by $0.3 million (12%) to $2.6 million for the six months ended June 30, 2009 as compared to $2.9 million for the six months ended June 30, 2008.  The amount of license and service fees recognized in a given period is a function of the number of tables placed on lease, the contractual rates negotiated with our customers, and, in some cases, is determined as a percentage of the customer’s revenues.  The decrease in license and service fees was impacted by all three of those factors, including the impact of impact of the current economic conditions on the rate of play at some of our customers.  In addition, while the number of tables on lease grew modestly as compared to the prior period, the decline in the number of tables in Canada and other mix changes offset the increase in the number of tables.

Product sales decreased by $3.0 million (74%) to $1.1 million for the six months ended June 30, 2009 as compared to $4.1 million for the six months ended June 30, 2008.  Product sales consist of casino products, primarily PokerPro systems sold to Aristocrat for deployment in international casinos, sales of consumables and peripheral equipment to our PokerPro customers, as well as sales of our Heads-Up Challenge amusement product.

Sales of the Heads-Up Challenge amusement product contributed $0.9 million in revenue for the six months ended June 30, 2009, as compared to $2.4 million in revenue for the comparable period of 2008.  Demand from our customers for the Heads-Up Challenge product continued to be affected by a combination of weak economic conditions and the related impact on the ability of operators to finance and place amusement products.  As a result, we sold 251 units during the six months ended June 30, 2009 as compared with 540 units during the six months ended June 30, 2008,.

Sales of casino products for the six months ended June 30, 2009 amounted to $125,653, a decrease of $1.6 million over the comparable period in 2008.  During the six months ended June 30, 2009, our international distributor did not place any orders for new PokerPro systems as the Eastern European markets that drove growth during the prior year were impacted by reduced operator demand and they continue to work through their inventory.  The casino product sales recognized during the first six months of 2009  resulted from sales of consumables and peripheral equipment to our PokerPro customers, as well as our share of the proceeds from the sale of tables by Aristocrat.

Direct Cost of Revenue.  Direct cost of revenue consists of depreciation of PokerPro systems and the cost of PokerPro systems sold primarily to Aristocrat and the cost of Heads-Up Challenge product sales.  Total direct costs decreased by $2.0 million (47%) to $2.2 million for the six months ended June 30, 2009.  As a percentage of total revenues, direct cost of revenues was 61% of total revenues for the six months ended June 30, 2009, compared with 59% of total revenues for the comparable period in 2008.

Depreciation of PokerPro systems increased by $0.1 million (9%) to $ 1.3 million for the six months ended June 30, 2009 as compared to $1.2 million for the six months ended June 30, 2008.  Cost of product sales decreased by $2.1 million (70%) to $0.9 million for the six months ended June 30, 2009 as compared to $3.0 million for the six months ended June 30, 2008.  This decrease in cost of sales was attributable to the lower unit product sales of both PokerPro and Heads-Up Challenge.

Selling, General and Administrative Expenses.  SG&A decreased by $1.2 million (26%) to $3.5 million for the six months ended June 30, 2009 as compared to $4.7 million for the six months ended June 30, 2008. This decrease was primarily due to lower salaries and other employee-related expenses as a result of the headcount reductions and other cost reduction initiatives implemented during 2008 and the first half of 2009.  As a percentage of total revenues, SG&A expenses were 95% of total revenues for the six months ended June 30, 2009, compared with 67% of total revenues for the comparable period in 2008 on lower product sale revenues.

Research and Development Expenses. Research and development expenses decreased by $0.9 million (57%) to $0.7 million for the six months ended June 30, 2009 as compared to $1.5 million for the six months ended June 30, 2008. We continue to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features and to improve manufacturability.  However, as our Heads-Up Challenge and PokerPro products are now fully commercialized, we have been able to reduce spending on pre-production engineering and internal development efforts.

Depreciation.  Depreciation increased by $30,563 (31%) for the six months ended June 30, 2009 to $130,548 from $99,985 for the comparable period in 2008.  The increase in depreciation was primarily attributable to depreciation associated with our investment in capitalized software.

Interest Income (Expense), net.  Interest income (expense), net changed by $207,769 (784%) for the six months ended June 30, 2009 to an expense of $181,271 from income of $26,498 for the six months ended June 30, 2008.  We incurred interest expense in 2009 on the loan from our founders of $128,930 and recognized loan origination and unused line fees associated with the credit line from Silicon Valley Bank totaling $48,156.  In addition, we incurred interest on our capital lease of $2,700.  During 2008, we earned interest income on our ARS investments, which were liquidated on January 5, 2009 and contributed essentially no income for the six months ended June 30, 2009.

Income Taxes.  Income tax provision was $63,970 for the six months ended June 30, 2009 and $123,473 for the comparable period of 2008.  The decrease in income tax provision was attributable to decreased revenue in Canada.

Net Loss.  Net loss for the six months ended June 30, 2009 was $3.5 million, an improvement of $0.6 million (16%) from $4.1 million for the six months ended June 30, 2008.  Net loss per share, basic and diluted, was $0.31 per share for the six months ended June 30, 2009, an improvement of $0.06 (16%) per share from $0.37 for the comparable period of 2008.   Net loss and net loss per share improved over the prior year period due primarily to the combination of lower direct cost of revenue from the casino and amusement product lines and lower operating expenses, partially offset by lower revenue.

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

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2009	2008	Change
Net cash used in operating activities	$(1,323,846)	$(3,045,772)	$1,721,926
Net cash provided by investing activities	3,850,551	1,986,519	1,864,032
Net cash provided by (used in) financing activities	(2,877,031)	2,998,452	(5,875,483)

Net increase (decrease) in cash and cash equivalents	(350,326)	1,939,199	(2,289,525)

Cash and cash equivalents, beginning of year	1,481,530	1,229,980

Cash and cash equivalents, end of period	$1,131,204	$3,169,179

For the six months ended June 30, 2009, net cash used in operating activities was $1.3 million, as compared to $3.0 million for the six months ended June 30, 2008, a decrease of $1.7 million.  The decrease in cash used in operating activities was primarily due to the reduction in net loss due to expense reduction initiatives and reduced inventory purchases, which were partially offset by reductions in accounts payable and accrued expenses.

Net cash provided by investing activities was $3.9 million for the six months ended June 30, 2009, compared to $2.0 million for the six months ended June 30, 2008.  Cash provided by investing activities is primarily a function of investments and redemptions of our auction rate securities (“ARS”) portfolio, and to a smaller degree, capital expenditures for assets used in our operations.

Net cash used in financing activities was $2.9 million for the six months ended June 30, 2009, primarily due to the repayment of the UBS Credit Facility which occurred as a result of the sale of the ARS investment, as well as payments on our capital lease obligation.  For the six months ended June 30, 2008, net cash provided by financing activities was $3.0 million, consisting primarily of proceeds from our loan to our founders ($2.0 million), and net advances from the UBS line of credit ($1.0 million).

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

Our intent is to balance revenue growth with operating expense and working capital management, while carefully monitoring the impact of growth on our cash needs and cash balances. Accordingly, reductions in our working capital investments or declines in demand for our products or continued deterioration in general economic conditions could impact our ability to grow or to effectively manage our liquidity needs.

Based on the Company’s current capital structure and our anticipated growth plans, we intend to explore various alternatives to fund our growth, which may include  raising additional funds through public or private offerings of our securities, obtaining additional credit facilities, converting our debt, or seeking alternative sources of financing which may or may not be available on favorable terms, if at all.  If such sources of capital are not available,  we may seek other avenues to fund the business, including sale/leaseback arrangements, transitioning our products from a capital intensive leasing strategy to a product sale strategy,  seeking to sell assets of the Company, or reducing our operations.

Subsequent to the end of the quarter, we entered into amendments to our SVB Credit Facility and our Founders Loan, extending the term of both arrangements and allowing the Founders’ Loan to be paid in either stock or cash. In addition we entered into a Stock Purchase Agreement with a key vendor to issue common stock in exchange for inventory and to extend the timing of payments for our purchase commitments. Refer to Subsequent Events.

If we decide to raise addtional capital in the equity markets or take other actions, shareholders could incur significant dilution, or, if we are unable to raise capital, our ability to effectively operate our business could be impaired.

Founders’ Loan. On March 24, 2008, we entered into a loan agreement with Lyle A. Berman, James T. Crawford III, Arthur Lee Lomax and Gehrig H. “Lou” White.  Messrs. Crawford, Lomax and White are the founders of the Company.  Each of the lenders are also members of our board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman. Upon closing, the lenders loaned us $2.0 million and we issued the lenders a promissory note in the principal amount of $2.0 million. The loan bears interest at an annual rate of 13% with all unpaid principal and interest payable on March 21, 2010.  We are paying and intend to continue to pay interest on a monthly basis. The loan principal may be repaid prior to maturity without penalty.  The loan contains no restrictive covenants and is collateralized by a security interest in our PokerPro systems deployed in North America and on cruise ships as of December 31, 2007.  Refer to Subsequent Events.

SVB Credit Facility. On July 25, 2008, the Company entered into a credit facility with Silicon Valley Bank to support the Company’s working capital (the “SVB Credit Facility”).  The SVB Credit Facility is nominally denoted as a $5.0 million facility with an actual maximum availability that varies based on specified percentages of domestic and foreign accounts receivable and inventory.  Based on the Company’s accounts receivable and inventory levels on June 30, 2009, as of such date availability under the SVB Credit Facility was approximately $0.7 million, with no borrowings outstanding.  The SVB Credit Facility has a one-year term and bears interest at an annual rate of the greater of prime plus 2.0% or 6.5%.  The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility.  As of June 30, 2009, the Company was in compliance with these covenants.  The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company.  Refer to Subsequent Events.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2009:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$2,195,000	$2,195,000	$-	$-	$-
Operating lease obligations(2)	378,800	204,000	174,800	-	-
Capital lease obligations(3)	55,872	28,747	27,125	-	-
Purchase obligations(4)	1,418,363	1,418,363	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$4,048,035	$3,846,110	$201,925	$-	$-

(1)	Represents the outstanding principal amount and interest on our Founder’s Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents outstanding principal and interest payable under capital lease obligations related to our purchase of internal-use ERP system.
(4)	Represents open purchase orders with our vendors, primarily purchase obligations for Heads-Up Challenge.

Contractual obligations decreased to $4.0 million as of June 30, 2009 from $8.1 million as of December 31, 2008 due principally to the retirement of the UBS Credit Facility and a decrease in the level of inventory purchase commitments and lease obligations.

Customer Dependence

As of June 30, 2009, five of our customers made up approximately 64% of our total revenues.  The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2008. During the six months ended June 30, 2009, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168 (“FAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. FAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative non-governmental GAAP.  This statement is effective for interim and annual reporting periods ending after September 15, 2009, and we do not expect the adoption to have any effect on the Company's results of operations, financial condition, or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165 (“FAS 165”), Subsequent Events. FAS 165 requires disclosures regarding subsequent events for events or transactions that occur after the balance sheet date but before the financial statements are issued, for public companies, and requires disclosure of the date through which an entity has evaluated subsequent events.  This statement was effective for interim reporting periods ending after June 15, 2009, and its adoption did not have any effect on the Company's results of operations, financial condition, or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSB and APB require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, as well as disclosures in summarized financial information at interim reporting periods. This statement was effective for interim reporting periods ending after June 15, 2009, and its adoption did not have a material effect on our results of operations, financial condition or cash flows.

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

Subsequent Events

On July 23, 2009, we entered into amendments to the SVB Credit Facility, which extended the maturity date for the facility to July 23, 2010, adjusted the facility amount to have a Facility Limit of $2.5 million with maximum advances determined based on the composition of our eligible accounts receivable and inventory balances and modified certain other provisions of the facility.  The amendments are attached as exhibits 10.1 and 10.2 to this Form 10-Q.  The SVB Credit Facility was also previously amended on or about December 23, 2008.

On July 9, 2009, the Founder’s Loan was amended to provide that monthly interest payments may be made, at the election of the holder, in our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.  In addition, the maturity date of the loan was extended to March 21, 2012. This amendment is attached as exhibit 10.14 to this Form 10-Q.

Pursuant to a Stock Purchase Agreement dated July 31, 2009, between the Company and ICP Electronics, Inc., a Taiwan corporation (“ICP Electronics”), the Company agreed to sell 565,000 shares of its common stock to ICP Electronics.  ICP Electronics is a manufacturer of Heads-Up Challenge units that we market to our customers.  The shares were sold in reliance upon an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(6) and Regulation S.  The shares were valued at a price of $0.85 per share and were exchanged with ICP Electronics for 191 Heads-Up Challenge units for immediate delivery.  In addition, the parties agreed to payment terms for the remaining purchase commitment with ICP, totaling $945,337, to be paid in installments of $39,389 over a 24 month period.  In exchange, ICP will complete and deliver an additional 293 Heads-Up Challenge units as directed by us.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Acting Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Acting Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Acting Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and that such information is accumulated and communicated to the Company’s management, including its Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The following systems-related significant deficiencies were previously identified and remain unremediated as of June 30, 2009:

•
The systems used in tracking and valuing inventory and PokerPro systems do not provide effective automated controls and are not integrated with each other or with the general ledger.  The lack of integration requires manual reconciliations between the applications.

•
We utilized a software package for our general ledger that did not provide certain automated general controls, such as the presence of edit reports and workflow approvals.  We replaced our general ledger and other financial systems during the fourth quarter of 2008, but we had not performed sufficient testing  as of June 30, 2009 to affect management’s assessment of the effectiveness of internal control over financial reporting.

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

These significant deficiencies have been previously reported to our Audit Committee by our management and to our independent registered public accounting firm, and we have continued to provide the Audit Committee with additional reports regarding the status of these significant deficiencies as of June 30, 2009.  Our management continues to believe that these significant deficiencies are not indicative of a material weakness in our internal control over financial reporting. As reported in our Annual Report on Form 10-K for the year ended December 31, 2008, we also implemented a number of compensating controls as of December 31, 2008, including more timely reconciliations, enhanced review and approval procedures, and more robust physical inventory counting and valuation procedures. These compensating controls continued to operate as of June 30, 2009.

With regard to these systems-related significant deficiencies that had not been fully remediated as of June 30, 2009, we are in the process of implementing an integrated enterprise resource planning software package, SAP Business One,  which we believe will aid in strengthening our internal controls.

We implemented certain financial modules of SAP Business One during the fourth quarter of 2008 and, during the period ended June 30, 2009, we continued the process of configuring the application software package, training our staff, and preparing for the implementation of the non-financial modules of the ERP system.  We expect to implement the non-financial modules during the second half of the 2009.  However, we can provide no assurance that implementation of SAP Business One will be successful or will fully resolve all significant deficiencies.

Because SAP Business One has not yet been fully  implemented, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q and set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our other reports and statements that we file with the SEC, including those contained in our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

 We recently made changes to our Heads-Up Challenge Amusement business, transitioning that business towards a recurring revenue, operator-direct business model.  The transition to this new business model introduces risks that we may not be successful or that this new business model may increase our need for capital.

          We recently changed our distribution model for the Heads-Up Challenge amusement business.  We no longer sell the product to distributors on a non-recurring, one-time sale basis, but instead place units directly with operators who pay us on a recurring lease basis. If we are unable to attract sufficiently qualified operators, if those operators are unsuccessful in placing product, or if those operators fail to pay us, this change could have an adverse impact effect on us.  In addition, we will collect cash from these operators on an annuity, recurring basis, expansion of this program could create cash flow needs that could have an adverse effect on us, or cause us to need to raise additional capital.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Second Amendment to Loan and Security Agreement, dated July 23, 2009, between PokerTek, Inc. and Silicon Valley Bank.

10.2	Second Amendment to Export-Import Bank Loan and Security Agreement, dated July 23, 2009, between PokerTek, Inc. and Silicon Valley Bank.

10.3	Board Member Agreement, dated July 15, 2009, between PokerTek, Inc. and Lyle Berman.

10.4	Board Member Agreement, dated July 15, 2009, between PokerTek, Inc. and Gehrig H. White.

10.5	Board Member Agreement, dated July 15, 2009, between PokerTek, Inc. and Joseph J. Lahti.

10.6	Board Member Agreement, dated July 15, 2009, between PokerTek, Inc. and Arthur L. Lomax.

10.7	Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Joseph J. Lahti.

10.8	Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Arthur L. Lomax.

10.9	Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and James T. Crawford, III.

10.10	Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Gehrig H. White.

10.11	Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Mark D. Roberson.

10.12	Employment Agreement dated July 16, 2009, between PokerTek, Inc. and Mark D. Roberson.

10.13	Employment Agreement dated July 16, 2009, between PokerTek, Inc. and James T. Crawford, III.

10.14	Amendment No. 1 to a $2.0 million Secured Promissory Note between PokerTek, Inc. and Lyle Berman, Gehrig H. White, James T. Crawford, III, and Arthur L. Lomax, effective as of July 9, 2009.

31.1
Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: August 14, 2009	/s/ Mark D. Roberson
Acting Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amendment to Loan and Security Agreement, dated July 23, 2009, between PokerTek, Inc. and Silicon Valley Bank.

10.2	Second Amendment to Export-Import Bank Loan and Security Agreement, dated July 23, 2009, between PokerTek, Inc. and Silicon Valley Bank.

10.3	Board Member Agreement, dated July 15, 2009, between PokerTek, Inc. and Lyle Berman.

10.4	Board Member Agreement, dated July 15, 2009, between PokerTek, Inc. and Gehrig H. White.

10.5	Board Member Agreement, dated July 15, 2009, between PokerTek, Inc. and Joseph J. Lahti.

10.6	Board Member Agreement, dated July 15, 2009, between PokerTek, Inc. and Arthur L. Lomax.

10.7	Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Joseph J. Lahti.

10.8	Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Arthur L. Lomax.

10.9	Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and James T. Crawford, III.

10.10	Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Gehrig H. White.

10.11	Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Mark D. Roberson.

10.12	Employment Agreement dated July 16, 2009, between PokerTek, Inc. and Mark D. Roberson.

10.13	Employment Agreement dated July 16, 2009, between PokerTek, Inc. and James T. Crawford, III.

10.14	Amendment No. 1 to a $2.0 million Secured Promissory Note between PokerTek, Inc. and Lyle Berman, Gehrig H. White, James T. Crawford, III, and Arthur L. Lomax, effective as of July 9, 2009.

31.1
Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.