Form 10-Q
period 2009-09-30
POKERTEK, INC.
filed 2009-11-13
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 13, 2009, there were 14,011,710 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
License and service fees	$1,344,191	$1,521,341	$3,937,345	$4,463,280
Product sales	217,490	2,772,144	1,279,236	6,871,791
Total revenue	1,561,681	4,293,485	5,216,581	11,335,071

Direct cost of revenue:
Depreciation of PokerPro systems	663,633	676,135	2,002,041	1,902,713
Amortization of deferred product costs	29,069	-	29,069	-
Cost of product sales	193,509	2,088,570	1,071,947	5,042,443
Total direct cost of revenue	886,211	2,764,705	3,103,057	6,945,156

Operating Expenses:
Selling, general and administrative	1,302,398	2,132,956	4,790,911	6,831,297
Research and development	279,642	603,845	934,963	2,136,413
Share-based compensation expense	220,964	368,553	590,341	892,185
Depreciation	62,434	50,735	192,982	150,720
Total operating expenses	1,865,438	3,156,089	6,509,197	10,010,615

Operating loss	(1,189,968)	(1,627,309)	(4,395,673)	(5,620,700)

Interest expense, net	(76,403)	(50,576)	(257,674)	(24,078)

Net loss before income taxes	(1,266,371)	(1,677,885)	(4,653,347)	(5,644,778)

Income tax provision	(19,117)	(75,150)	(83,087)	(198,623)

Net loss	$(1,285,488)	$(1,753,035)	$(4,736,434)	$(5,843,401)

Net loss per common share - basic and diluted	$(0.11)	$(0.16)	$(0.42)	$(0.53)

Weighted average common shares outstanding - basic and diluted	11,811,726	10,934,464	11,287,756	10,934,464

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009
Assets	(unaudited)	December 31, 2008
Current assets:
Cash and cash equivalents	$1,109,527	$1,481,530
Investments	-	3,900,000
Accounts receivable, net	1,065,035	1,600,464
Inventory	2,948,192	3,547,099
Deferred product costs, net	235,131	-
Prepaid expenses and other assets	124,164	213,222
Total current assets	5,482,049	10,742,315

Other assets:
PokerPro systems, net	1,947,556	3,821,376
Property and equipment, net	456,239	599,772
Deferred product costs, net	308,575	-
Other assets	459,845	542,214

Total assets	$8,654,264	$15,705,677

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$612,591	$1,590,681
Accrued liabilities	623,330	859,179
Deferred revenue	303,863	194,051
Long-term debt, current portion	25,635	2,889,261
Total current liabilities	1,565,419	5,533,172

Long-term liabilities:
Deferred revenue	119,509	-
Long-term debt	819,186	2,038,635
Total long-term liabilities	938,695	2,038,635

Total liabilities	2,504,114	7,571,807

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 13,762,886 shares at September 30, 2009 and 11,021,429 at December 31, 2008	-	-
Additional paid-in capital	45,212,047	42,459,333
Accumulated deficit	(39,061,897)	(34,325,463)
Total shareholders' equity	6,150,150	8,133,870

Total liabilities and shareholders' equity	$8,654,264	$15,705,677

The accompanying notes are an integral part of these consolidated financial statements

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, December 31, 2007	10,934,464	$-	$41,353,220	$(26,686,690)	$14,666,530

Stock warrants exercised	86,965	-	-	-	-
Share-based compensation	-	-	1,106,113	-	1,106,113
Net loss	-	-	-	(7,638,773)	(7,638,773)
Balance, December 31, 2008	11,021,429	-	42,459,333	(34,325,463)	8,133,870

Net proceeds from private placement of common stock	686,090	-	500,000	-	500,000
Stock issued as payment for inventory	565,000	-	480,250	-	480,250
Conversion of debt to common stock	1,445,784	-	1,200,000	-	1,200,000
Stock issued as payment for interest	44,583	-	33,124	-	33,124
Share-based compensation	-	-	539,340	-	539,340
Net loss	-	-	-	(4,736,434)	(4,736,434)
Balance, September 30, 2009	13,762,886	$-	$45,212,047	$(39,061,897)	$6,150,150

The accompanying notes are an integral part of these consolidated financial statements

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,736,434)	$(5,843,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,195,023	2,053,433
Amortization	29,069	-
Share-based compensation expense	590,341	892,185
Provision for accounts and other receivables	41,962	11,485
Changes in assets and liabilities:
Accounts and other receivables	493,467	(1,058,583)
Prepaid expenses and other assets	171,427	(107,109)
Inventory	1,079,157	(514,417)
PokerPro systems	(128,221)	(1,099,155)
Deferred product costs	(572,755)	-
Accounts payable and accrued expenses	(1,231,816)	458,572
Deferred revenue	229,321	140,400
Net cash used in operating activities	(1,839,479)	(5,066,590)
Cash flows from investing activities:
Purchases of property and equipment	(49,449)	(119,583)
Sale of investments	3,900,000	2,050,000
Net cash provided by investing activities	3,850,551	1,930,417
Cash flows from financing activities:
Proceeds from long-term debt	-	2,000,000
Proceeds from short-term debt	-	2,620,086
Repayments of short-term debt	(2,865,357)	(173,641)
Proceeds from issuance of common stock, net of expenses	500,000	-
Repayments of capital lease	(17,718)	(5,485)
Net cash provided by (used in) financing activities	(2,383,075)	4,440,960
Net increase (decrease) in cash and cash equivalents	(372,003)	1,304,787
Cash and cash equivalents, beginning of year	1,481,530	1,229,980
Cash and cash equivalents, end of period	$1,109,527	$2,534,767

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$164,567	$129,751
Income taxes	$106,919	$178,055

Non-cash transactions:
Issuance of common shares in satisfaction of long-term debt	$1,200,000	$-
Issuance of common shares as payment for inventory	$480,250	$-
Issuance of common shares as payment of interest	$33,124	$-
Capital lease obligation	$-	$52,034

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

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which amended the accounting requirements regarding revenue recognition for software. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. This guidance is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance which amended the accounting requirements regarding revenue recognition.  The objective of this update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  This guidance is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  The guidance addresses restrictions on the transfer of a liability and clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability.  The guidance is effective for our fourth quarter period beginning October 1, 2009. We are currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

In June 2009, the FASB adopted the FASB Accounting Standards Codification as the single source of authoritative non-governmental GAAP.  This codification supersedes all previously issued accounting pronouncements and consolidates technical accounting literature.  This codification was effective for interim and annual reporting periods ending after September 15, 2009. The adoption and application the FASB codification did not have any effect on the Company's results of operations, financial condition, or cash flows.  References to superceded accounting pronouncements have been replaced with references to the Codification sections and/or plain English explanations.

In May 2009, the FASB issued guidance requiring disclosures regarding subsequent events for events or transactions that occur after the balance sheet date but before the financial statements are issued, for public companies, and requires disclosure of the date through which an entity has evaluated subsequent events.  This guidance was effective for interim reporting periods ending after June 15, 2009.  Management has evaluated all significant events and transactions occurring after September 30, 2009 through November 13, 2009, the date we issued these financial statements.  During this period, we did not have any recognizable subsequent events.  The adoption and application of this guidance did not have any effect on the Company's results of operations, financial condition, or cash flows.

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, as well as disclosures in summarized financial information at interim reporting periods. This statement was effective for interim reporting periods ending after June 15, 2009, and its adoption did not have a material effect on the Company’s results of operations, financial condition or cash flows.

Note 2. Investments in Auction Rate Securities (“ARS”)

As of December 31, 2008, the Company held investments in ARS, as well as a Rights Option issued by UBS Financial Services, giving the Company the right to put the ARS investments back to UBS at par for a specified period of time beginning on January 2, 2009.

On January 5, 2009, the Company exercised its rights under the UBS Rights Offering to sell the ARS investments to UBS at par.  As a result, the Company received $3.9 million from the sale of the ARS investments, liquidated its outstanding UBS Credit Facility in the amount of $2.9 million, which resulted in $1.0 million in net proceeds to the Company.  Since the investments were redeemed at par, there was no realized gain or loss associated with this transaction.  The Company has no remaining ARS investments and the UBS Credit Facility has been terminated.

The following table presents information about the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Level 3 Auction Rate Securities	Level 3 Rights Option	Level 3 Total

Balance at December 31, 2008	$3,275,710	$624,290	$3,900,000
Sales, net	(3,275,710)	(624,290)	(3,900,000)
Transfers to Level 3	-	-	-
Included in accumulated other comprehensive loss	-	-	-

Balance at March 31, 2009	$-	$-	$-
Sales, net	-	-	-
Transfers to Level 3	-	-	-
Included in accumulated other comprehensive loss	-	-	-
Balance at June 30, 2009	$-	$-	$-
Sales, net	-	-	-
Transfers to Level 3	-	-	-
Included in accumulated other comprehensive loss	-	-	-
Balance at September 30, 2009	$-	$-	$-

Note 3.    Inventory

Inventory at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

Raw materials and components	$1,657,202	$1,341,933
PokerPro systems in process	469,296	611,974
Finished goods	1,150,252	1,859,515
Reserve	(328,558)	(266,323)
Inventory, net	$2,948,192	$3,547,099

Note 4.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

Prepaid expenses	$89,961	$162,249
Other	34,203	50,973
Prepaid expenses and other assets	$124,164	$213,222

Deferred licensing fees, net	$405,462	$488,280
Other	54,383	53,934
Other assets	$459,845	$542,214

Note 5.    PokerPro Systems

PokerPro systems at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

PokerPro systems	$7,543,531	$8,749,414
Less: accumulated depreciation	(5,595,975)	(4,928,038)
PokerPro systems, net	$1,947,556	$3,821,376

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

As PokerPro systems are returned from customer sites, the hardware components are dismantled and transferred to inventory at depreciated cost and all labor, overhead and installation costs capitalized in connection with the original installation expensed immediately. As the systems are returned to the Company’s warehouse, the various hardware components are individually taken apart, inspected, tested, thoroughly cleaned and refurbished with new components as needed for redeployment.  Unusable parts are scrapped. Refurbished systems are transferred from inventory to the PokerPro systems account and depreciated over their estimated useful life in a manner consistent with new PokerPro systems described above.

Note 6.    Property and Equipment

Property and equipment at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

Equipment	$759,764	$722,027
Leasehold improvements	199,948	189,917
Capitalized software	157,067	155,387
	1,116,779	1,067,331
Less: accumulated depreciation	(660,540)	(467,559)
Property and equipment, net	$456,239	$599,772

            Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of a new internal-use enterprise resource management system.  Accumulated depreciation on capitalized software at September 30, 2009 was $47,935.  The software portion of this systems investment was financed through a capital lease obligation (see Note 9, Debt).

Note 7.    Deferred Product Costs

Deferred product costs at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

Deferred product costs - PokerPro systems	$72,183	$-
Deferred costs - Heads-Up Challenge	500,592	-
Less: accumulated amortization	(29,069)	-
Deferred product costs, net	543,706	-
Current portion of deferred product costs, net	235,131	-
Long-term portion of deferred product costs, net	$308,575	$-

Deferred product costs reflect the cost of products which have been delivered and for which revenue has been deferred in accordance with the Company’s revenue recognition policy. When the Company’s products have been delivered, but the revenue associated with the arrangement has been deferred, the Company also defers the related inventory costs and transfers the balance from inventory to deferred product costs.  Deferred product costs are amortized as the related deferred revenue is recognized.

Note 8.    Accrued Liabilities

Accrued liabilities at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

Accrued professional fees	$105,500	$117,167
Other liabilities and customer deposits	517,830	742,012
Accrued liabilities	$623,330	$859,179

Note 9.    Debt

The Company’s outstanding debt balances as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

SVB Credit Facility	$-	$-
UBS Credit Facility	-	2,865,357
Founders' Loan	800,000	2,000,000
Capital lease obligation	44,821	62,539
Total debt	844,821	4,927,896
Current portion of debt	25,635	2,889,261
Long-term portion of debt	$819,186	$2,038,635

SVB Credit Facility:  The Company maintains a credit facility with Silicon Valley Bank to support the Company’s working capital needs (the “SVB Credit Facility”).  On July 23, 2009, the Company entered into amendments to the SVB Credit Facility, which extended the maturity date for the facility to July 23, 2010, adjusted the facility amount to have a Facility Limit of $2.5 million with maximum advances determined based on the composition of our eligible accounts receivable and inventory balances and modified certain other provisions of the facility.  The SVB Credit Facility has a one-year term and bears interest at an annual rate equal to the greater of prime plus 6.5% or prime plus 2.0%.

Based on the Company’s accounts receivable and inventory levels on September 30, 2009, as of such date availability was approximately $0.8 million, with no borrowings outstanding.  The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility.  As of September 30, 2009, the Company was in compliance with these covenants.  The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founder’s Loan.

As of September 30, 2009, there were no amounts drawn under the SVB Credit Facility.

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

Founders’ Loan:  The Company entered into a loan agreement with Lyle A. Berman, James T. Crawford III, Arthur Lee Lomax and Gehrig H. “Lou” White on March 24, 2008.  Messrs. Crawford, Lomax and White are the founders of the Company.  Each of the lenders are also members of our board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman.  The $2.0 million loan originally called for cash interest at 13% with all unpaid principal and interest payable on March 24, 2010.

On July 9, 2009, the Founder’s Loan was amended to provide that monthly interest payments may be made, at the election of the holder, in our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.  In addition, the maturity date of the loan was extended to March 21, 2012.

On September 10, 2009, the Company entered into an agreement with Lyle A. Berman, James T. Crawford and Lee Lomax to convert an aggregate $1.2 million principal amount of the loans into common stock.  Gehrig H. “Lou” White and Lee Lomax continue to hold $500,000 and $300,000 principal amounts, respectively, of the loans.

The loan contains no restrictive covenants and, following the conversion described above, is collateralized by security interests in 62 PokerPro systems. Such interests have been subordinated to the SVB Credit Facility.

As of September 30, 2009, the carrying value of the Founders’ Loan was $0.8 million and its fair value was approximately $0.8 million.

Capital Lease Obligation:  During 2008, the Company entered into capital lease obligations totaling $73,273 to finance the purchase of a new internal-use ERP system. These capital lease obligations bear interest at an annual rate of 9.4% and have a term of 36 months, resulting in monthly payments of $2,396.  At the end of the lease term, the Company has the option to purchase the software for $101.  The net book value of the assets under lease at September 30, 2009 was $109,133.  Related depreciation expense recognized during the three months and nine months ended September 30, 2009 was $13,089 and $39,267, respectively, resulting in accumulated depreciation of $47,935.

Note 10.  Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer 3% to 5% of their annual compensation. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended September 30, 2009 and September 30, 2008, the Company recorded contribution expense of $16,862 and $34,323, respectively.  For the nine months ended September 30, 2009 and September 30, 2008, the Company recorded contribution expense of $63,953 and $105,475, respectively.

Note 11.  Shareholders’ Equity

Stock Incentive Plan

Option activity under the Company’s stock incentive plans for the nine months ended September 30, 2009 was as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	2,023,263	$8.06
Granted	1,563,500	0.81
Exercised	-	-
Forfeited	(1,485,088)	8.20
Expired	-	-

Outstanding at September 30, 2009	2,101,675	$2.56	9.1	$(3,325,312)

Exercisable at September 30, 2009	419,588	$7.63	6.3	$(2,788,737)

At the 2009 Annual Meeting held on September 3, 2009, the shareholders approved the adoption of the 2009 Stock Incentive Plan authorizing up to an additional one million award grants.

On September 22, 2009, the Company entered into agreements with ten option holders, including directors, officers, employees and consultants of the Company, to issue 832,000 new incentive stock options and contemporaneously cancel an equal amount of outstanding incentive stock options held by the option holders.  The new options which were issued have an exercise price of $0.81 per share of common stock, vest over a period of three years and have an expiration date of September 11, 2019.

The exchange transaction was a negotiated one in which the Company's offer was made on September 11, 2009, with the exercise price based on the closing bid price on that date. The option holders were given the opportunity to evaluate the offer and to accept it effective September 22, 2009.  The new incentive options were issued in reliance upon an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, on the basis that the transactions represented an exchange of securities with the Company's existing security holders.  Total incremental estimated compensation cost related to the exchanged stock options was $177,393, calculated in accordance with SFAS 123R.

Note 12.  Income Taxes

For the three months ended September 30, 2009 and September 30, 2008, the Company recognized a tax provision of $19,117 and $75,150, respectively.  For the nine months ended September 30, 2009 and September 30, 2008, the Company recognized a tax provision of $83,087 and $198,623, respectively.  These provisions are based principally on the Company’s estimated foreign income tax withholding liability which is attributable to the Company’s Canadian revenues.

The effective rates for the periods ending September 30, 2009 and 2008 differ from the U.S. federal statutory rate principally because: (1) the tax benefit arising from the Company’s net operating losses are fully offset by the valuation allowance established against the Company’s deferred tax assets: and (2) the Company incurs withholding taxes in Canada.

Note 13.  Related Party Transactions

Transactions with Aristocrat

License fees from and equipment sales to Aristocrat, an affiliate of the Company, of $100,831 and $107,782, respectively, were recorded in the three months ended September 30, 2009, while $157,525 and $1,443,603, respectively, were recorded during the three months ended September 30, 2008.  License fees from and equipment sales to Aristocrat of $414,283 and $209,806, respectively, were recorded in the nine months ended September 30, 2009, while $443,250 and $3,423,907, respectively, were recorded during the nine months ended September 30, 2008.  As of September 30, 2009, $94,838 due from Aristocrat was included in accounts receivable in the accompanying balance sheet.

Transactions with GHW Enterprises

GHW Enterprises is a Heads-Up Challenge operator owned by Gehrig H. “Lou” White, one of the founders of the Company and the Vice Chairman of our Board of Directors.  He currently operates 5 units, and the Company recorded revenue from his company during the 3rd quarter of 2009 of $194, net of deferrals.  As of September 30, 2009, $150 due from GHW Enterprises was included in accounts receivable in the accompanying balance sheet.

Transactions with ICP Electronics, Inc.

The Company purchased products and services from ICP Electronics, Inc. for the three month periods ended September 30, 2009 and September 30, 2008 of $73,671 and $1,541,055, respectively.  The Company purchased products and services from ICP Electronics, Inc. for the nine month periods ended September 30, 2009 and September 30, 2008 of $316,014 and $3,534,192, respectively. As of September 30, 2009, ICP Electronics, Inc. had an accounts payable balance of $79,868 due from the Company which has been paid subsequent to quarter end.  As of September 30, 2009, the Company has contractual obligations with ICP Electronics, Inc. totaling $976,222, which is included in the Company’s contractual obligation table in Item 2 of this report.

As of September 30, 2009, ICP Electronics, Inc. is the holder of 4.11% of the issued and outstanding shares of Common Stock of the Company following a stock purchase transaction whereby the Company issued 565,000 shares of Common Stock in exchange for inventory valued at $480,250 based on a share price of $0.85 per share, which was the closing bid price on the day preceding the transaction. In connection with the stock purchase, the Company agreed to schedule its remaining purchase commitment with 24 monthly payments of $39,389 starting October 2009, with such payments being made in exchange for title to additional inventory.  ICP and the Company also agreed to a second stock purchase transaction – refer to Note 16, “Subsequent Events.”

Transactions with Lyle Berman

On September 3, 2009, Lyle Berman, Chairman of PokerTek’s Board of Directors, participated in a private placement of the Company’s Common Stock.  Mr. Berman invested $250,000 to purchase 328,947 shares at $0.76, the consolidated closing bid price immediately preceding the transaction.

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors.  The lease expires in August 2011.  Rent expense recorded for the leased space for the three months ended September 30, 2009 and September 30, 2008 was $42,600 and $54,900, respectively.  Rent expense recorded for the leased space for the nine months ended September 30, 2009 and September 30, 2008 was $146,300 and $164,700, respectively.  This lease was amended as of June 1, 2009 with rent expense for the aggregate leased space adjusted to equal $14,200 per month.

Founders’ Loan

During the first nine months of 2009, the Company made $136,574 in aggregate interest payments in cash and issued 44,583 shares of stock in payment of interest.  1,445,784 shares were issued to certain of the lenders in connection with the conversion of $1.2 million of the outstanding debt balance.  Refer to Note 9, “Debt” for a description of the terms of this loan and further information regarding the principal payments.

Note 14. Segment Information

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

The following provides financial information concerning our reportable segments of our operations:

	Casino Products	Amusement Products	Corporate and Other	Total

Three months ended September 30, 2009

Revenue	$1,327,603	$234,078	$-	$1,561,681
Cost of product sales	2,161	191,348	-	193,509
Depreciation and amortization	699,147	31,094	24,895	755,136
Capital expenditures	-	-	-	-

Nine months ended September 30, 2009

Revenue	$4,046,410	$1,170,171	$-	$5,216,581
Cost of product sales	56,459	1,015,488	-	1,071,947
Depreciation and amortization	2,081,935	61,139	81,018	2,224,092
Capital expenditures	-	37,738	11,711	49,449
Assets	5,245,537	2,014,818	1,393,909	8,654,264

Three months ended September 30, 2008

Revenue	$2,791,067	$1,502,418	$-	$4,293,485
Cost of product sales	995,589	1,092,981	-	2,088,570
Depreciation and amortization	698,325	14,241	14,304	726,870
Capital expenditures	-	3,280	52,822	56,102

Nine months ended September 30, 2008

Revenue	$7,424,682	$3,910,389	$-	$11,335,071
Cost of product sales	2,346,116	2,696,327	-	5,042,443
Depreciation and amortization	1,968,813	41,839	42,781	2,053,433
Capital expenditures	9,419	36,600	73,564	119,583
Assets	7,623,923	2,695,597	6,598,110	16,917,630

Amounts presented in the column labeled “Corporate and Other” primarily consist of assets that are not specifically associated with either segment, principally cash equivalents, investments and other corporate assets.

REVENUE BY GEOGRAPHIC AREA

Revenues by geographic area are determined based on the location of the Company’s customers. For the three months ended September 30, 2009 and 2008, sales to customers outside the United States accounted for 26% and 67% of the Company’s consolidated revenue, respectively.  For the nine months ended September 30, 2009 and 2008, sales to customers outside the United States accounted for 32% and 66% of the Company’s consolidated revenue, respectively.

The following provides financial information concerning the Company’s revenues by geographic area:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
United States	$1,155,944	$1,431,861	$3,533,213	$3,881,394
Europe	46,084	688,854	527,029	2,936,258
Canada	187,624	651,445	799,078	2,189,291
Australia	165,057	1,496,731	328,381	2,250,298
Other International	6,972	24,594	28,880	77,830
	$1,561,681	$4,293,485	$5,216,581	$11,335,071

Note 15. Commitments and Contingencies

Legal Proceedings

The Company is subject to claims and assertions in the ordinary course of business.  Legal matters are inherently unpredictable and the Company's assessments may change based on future unknown or unexpected events.

On August 21, 2009, a complaint was filed against the Company in the United States District Court for the District of Nevada by Marvin Roy Feldman.  The plaintiff is seeking unspecified monetary damages related to the Company's distribution of PokerPro in Mexico.  The Company has retained counsel and we believe that we have several meritorious defenses.  The Company intends to defend itself vigorously.

Note 16. Subsequent Events

As of October 9, 2009, the Company agreed to sell 120,000 shares of its common stock to ICP Electronics, Inc., a Taiwan corporation (“ICP Electronics”) pursuant to the Stock Purchase Agreement dated July 31, 2009.  The shares were valued at a price of $0.90 per share and were exchanged with ICP Electronics in payment for products and services. As of November 13, 2009, ICP Electronics owns 685,000, or 4.89% of the Company’s outstanding shares.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future.  Our actual results may differ materially from those implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings and litigation costs, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, termination or non-renewal of customer contracts, amendment or termination of our loans, disruption of our relationships with our suppliers, competitive pressures, general economic and political conditions, such as political instability, credit market uncertainty, inflationary pressures, the rate of economic growth or decline in our principal geographic markets, each of which may be amplified by recent disruptions in the U.S. and global financial markets, our ability to access the capital markets, our exposure to foreign currency and operational complexities associated with foreign operations, and our financial condition.  These and other risks and uncertainties are described in more detail in our most recent Annual Report on Form 10-K, as well as other reports and statements that we file with the Securities and Exchange Commission.

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

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues. Revenues decreased by $2.7 million (64%) to $1.6 million for the three months ended September 30, 2009 as compared to $4.3 million for the three months ended September 30, 2008. Revenues declined overall as our business shifted from a product sale focus, which produces larger up-front revenues, to a business with heavier emphasis on recurring license revenues which are spread over time.

License and service fees decreased by $0.2 million (12%) to $1.3 million for the three months ended September 30, 2009 as compared to $1.5 million for the three months ended September 30, 2008.  License and service fees declined as the number of PokerPro tables deployed on lease declined from the comparable period of 2008.

Product sales decreased by $2.6 million (92%) to $0.2 million for the three months ended September 30, 2009 as compared to $2.8 million for the three months ended September 30, 2008.

Sales of the Heads-Up Challenge amusement product contributed $0.2 million in revenue for the three months ended September 30, 2009, as compared to $1.5 million in revenue for the comparable period of 2008.  The decline results from the shift to recurring revenue contracts as opposed to product sales, as 144 units were placed in the 3rd quarter of 2009 that were not included as product sales. Demand from our customers for the Heads-Up Challenge product continued to be affected by a combination of weak economic conditions and the related impact on the ability of operators to finance and place amusement products. We sold 50 units during the quarter ended September 30, 2009 as compared with 331 units during the three months ended September 30, 2008.

Sales of casino products for the three months ended September 30, 2009 amounted to $6,283, a decrease of $1.3 million over the comparable period in 2008.  During the three months ended September 30, 2009, our international distributor did not place any orders for PokerPro systems as the Eastern European markets that drove growth during the prior year were impacted by reduced operator demand.

Direct Cost of Revenue.  Direct cost of revenue consists of depreciation, amortization and direct product costs related to PokerPro systems and Heads-Up Challenge product sales.  Total direct costs decreased by $1.9 million (68%) to $0.9 million for the three months ended September 30, 2009.  As a percentage of total revenues, direct cost of revenues was 57% for the three months ended September 30, 2009, and 64% for the comparable period in 2008.

Depreciation of PokerPro systems decreased by $12,502 (2%) to $663,633 for the three months ended September 30, 2009 as compared to $676,135 for the three months ended September 30, 2008.    Cost of product sales decreased by $1.9 million (91%) to $0.2 million for the three months ended September 30, 2009 as compared to $2.1 million for the three months ended September 30, 2008.  This decrease in cost of sales was attributable to the lower unit product sales of both PokerPro and Heads-Up Challenge.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased by $0.8 million (39%) to $1.3 million for the three months ended September 30, 2009 as compared to $2.1 million for the three months ended September 30, 2008. This decrease was primarily due to lower salaries and other employee-related expenses as a result of the headcount reductions and other cost reduction initiatives.  As a percentage of total revenues, SG&A expenses were 83% of total revenues for the three months ended September 30, 2009, compared with 50% of total revenues for the comparable period in 2008 on lower product sale revenues.

Research and Development Expenses. Research and development expenses decreased by $324,203 (54%) to $279,642 for the three months ended September 30, 2009 as compared to $603,845 for the three months ended September 30, 2008. We continue to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features and to improve manufacturability.  However, as our Heads-Up Challenge and PokerPro products are now fully commercialized, we have been able to reduce spending on pre-production engineering and internal development efforts.

Depreciation.  Depreciation increased by $11,699 (23%) for the three months ended September 30, 2009 to $62,434 from $50,735 for the comparable period in 2008.  The increase in depreciation was primarily attributable to depreciation associated with our investment in capitalized software.

Interest Expense, net.  Interest expense increased $25,827 (51%) for the three months ended September 30, 2009 to $76,403 from $50,576 for the three months ended September 30, 2008.  We incurred interest expense for the three months ended September 30, 2009 on the loan from our founders of $55,767 and recognized loan origination and unused line fees associated with the credit line from Silicon Valley Bank totaling $19,494.  In addition, we incurred interest on our capital lease of $1,143.  During 2008, our interest expense was partially offset by interest income earned on our ARS investments, which were liquidated on January 5, 2009.

Income Taxes.  Income tax provision was $19,117 for the three months ended September 30, 2009 and $75,150 in the comparable period of 2008.  The decrease in income tax provision was attributable to decreased revenue originating from Canada.

Net Loss.  Net loss for the three months ended September 30, 2009 was $1.3 million, an improvement of $0.5 million (27%) from $1.8 million for the three months ended September 30, 2008.  Net loss per share, basic and diluted, was $0.11 per share for the three months ended September 30, 2009, an improvement of $0.05 (31%) per share from net loss per share, basic and diluted, of $0.16 for the comparable period of 2008.

Net loss and net loss per share improved over the prior year period as our cost reduction initiatives more than offset the decline in revenue.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenues.  Revenues decreased by $6.1 million (54%) to $5.2 million for the nine months ended September 30, 2009 as compared to $11.3 million for the nine months ended September 30, 2008.   Revenues declined overall as our business shifted from a product sale focus, which produces larger up-front revenues, to a business with heavier emphasis on recurring license revenues which are spread over time.

License and service fees decreased by $0.5 million (12%) to $3.9 million for the nine months ended September 30, 2009 as compared to $4.5 million for the nine months ended September 30, 2008.    License and service fees declined as the number of PokerPro tables deployed on lease declined from the comparable period of 2008.

Product sales decreased by $5.6 million (81%) to $1.3 million for the nine months ended September 30, 2009 as compared to $6.9 million for the nine months ended September 30, 2008.

Sales of the Heads-Up Challenge amusement product contributed $1.2 million in revenue for the nine months ended September 30, 2009, as compared to $3.9 million in revenue for the comparable period of 2008. The decline results from the shift to recurring revenue contracts as opposed to product sales, as 144 units were placed in the first nine months of 2009 that were not included as product sales.  Demand from our customers for the Heads-Up Challenge product continued to be affected by a combination of weak economic conditions and the related impact on the ability of operators to finance and place amusement products.  As a result, we sold 301 units during the nine months ended September 30, 2009 as compared with 871 units during the nine months ended September 30, 2008.

Sales of casino products for the nine months ended September 30, 2009 amounted to $131,936, a decrease of $2.9 million over the comparable period in 2008.  During the nine months ended September 30, 2009, our international distributor did not place any orders for PokerPro systems as the Eastern European markets that drove growth during the prior year were impacted by reduced operator demand and they continue to work through their inventory.

Direct Cost of Revenue.  Direct cost of revenue consists of depreciation of PokerPro systems and the cost of PokerPro systems sold primarily to Aristocrat and the cost of Heads-Up Challenge product sales.  Total direct costs decreased by $3.8 million (55%) to $3.1 million for the nine months ended September 30, 2009.  As a percentage of total revenues, direct cost of revenues was 59% of total revenues for the nine months ended September 30, 2009, compared with 61% of total revenues for the comparable period in 2008.

Depreciation of PokerPro systems increased by $99,328 (5%) to $2.0 million for the nine months ended September 30, 2009 as compared to $1.9 million for the nine months ended September 30, 2008.  Cost of product sales decreased by $4.0 million (79%) to $1.1 million for the nine months ended September 30, 2009 as compared to $5.0 million for the nine months ended September 30, 2008.  This decrease in cost of sales was attributable to the lower unit product sales of both PokerPro and Heads-Up Challenge.

Selling, General and Administrative Expenses.  SG&A decreased by $2.0 million (30%) to $4.8 million for the nine months ended September 30, 2009 as compared to $6.8 million for the nine months ended September 30, 2008. This decrease was primarily due to lower salaries and other employee-related expenses as a result of the headcount reductions and other cost reduction initiatives.  As a percentage of total revenues, SG&A expenses were 92% of total revenues for the nine months ended September 30, 2009, compared with 60% of total revenues for the comparable period in 2008 on lower product sale revenues.

Research and Development Expenses. Research and development expenses decreased by $1.2 million (56%) to $0.9 million for the nine months ended September 30, 2009 as compared to $2.1 million for the nine months ended September 30, 2008. We continue to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features and to improve manufacturability.  However, as our Heads-Up Challenge and PokerPro products are now fully commercialized, we have been able to reduce spending on pre-production engineering and internal development efforts.

Depreciation.  Depreciation increased by $42,262 (28%) for the nine months ended September 30, 2009 to $192,982 from $150,720 for the comparable period in 2008.  The increase in depreciation was primarily attributable to depreciation associated with our investment in capitalized software.

Interest Expense, net.  Interest expense, net increased $233,596 (970%) for the nine months ended September 30, 2009 to $257,674 from $24,078 for the nine months ended September 30, 2008.  We incurred interest expense in 2009 on the loan from our founders of $184,697 and recognized loan origination and unused line fees associated with the credit line from Silicon Valley Bank totaling $67,651.  In addition, we incurred interest on our capital lease of $3,843.  During 2008, we earned interest income on our ARS investments, which were liquidated on January 5, 2009.

Income Taxes.  Income tax provision was $83,087 for the nine months ended September 30, 2009 and $198,623 for the comparable period of 2008.  The decrease in income tax provision was attributable to decreased revenue in Canada.

Net Loss.  Net loss for the nine months ended September 30, 2009 was $4.7 million, an improvement of $1.1 million (19%) from $5.8 million for the nine months ended September 30, 2008.  Net loss per share, basic and diluted, was $0.42 per share for the nine months ended September 30, 2009, an improvement of $0.11 (21%) per share from net loss per share, basic and diluted, of $0.53 for the comparable period of 2008.

Net loss and net loss per share improved over the prior year period as our cost reduction initiatives more than offset the decline in revenue.

Liquidity and Capital Resources

We have incurred net operating losses since inception and operating expenses may continue to exceed revenues.  We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock, as well as through credit arrangements from financial institutions and a loan from certain members of our Board of Directors.  During the three months ended September 30, 2009, we renewed our credit facility, closed a private placement transaction and entered into several other transactions to provide additional capital. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2009	2008	Change
Net cash used in operating activities	$(1,839,479)	$(5,066,590)	$3,227,111
Net cash provided by investing activities	3,850,551	1,930,417	1,920,134
Net cash provided by (used in) financing activities	(2,383,075)	4,440,960	(6,824,035)

Net increase (decrease) in cash and cash equivalents	(372,003)	1,304,787	(1,676,790)

Cash and cash equivalents, beginning of year	1,481,530	1,229,980

Cash and cash equivalents, end of period	$1,109,527	$2,534,767

For the nine months ended September 30, 2009, net cash used in operating activities was $1.8 million, as compared to $5.1 million for the nine months ended September 30, 2008, a decrease of $3.2 million.

The improvement in cash used in operating activities was primarily due to the reduction in net loss and management of working capital spending.

 Our net loss improved by $1.1 million and our EBITDAS improved by $1.1 million due primarily to reduced overhead, development and other spending as the Company shifted its focus from growth in 2008 to cost control in 2009.  We also significantly reduced spending on inventory for both the PokerPro and Heads-Up Challenge products.  Favorable operating results and reduced inventory investments were partially offset by a $1.3 million reduction in accounts payable and accrued expenses.

Net cash provided by investing activities was $3.8 million for the nine months ended September 30, 2009, compared to $1.9 million for the nine months ended September 30, 2008.  Cash provided by investing activities is primarily a function of investments and redemptions of our auction rate securities (“ARS”) portfolio which were liquidated in January 2009, and to a smaller degree, capital expenditures for assets used in our operations.

Net cash used in financing activities was $2.4 million for the nine months ended September 30, 2009, primarily due to the repayment of the UBS Credit Facility which occurred as a result of the sale of the ARS investment, as well as payments on our capital lease obligation.  For the nine months ended September 30, 2008, net cash provided by financing activities was $4.4 million, primarily consisting of a $2.0 million loan from certain members of our Board of Directors and a $2.4 million loan from UBS Financial Services, Inc.

During the quarter, we entered into amendments to our SVB Credit Facility and our Founders Loan, extending the term of both arrangements and allowing the Founders’ Loan to be paid in either stock or cash. We also completed a private placement for $500,000, issuing 686,090 shares.  Lyle Berman, our Chairman, invested $250,000 to purchase 328,947 shares at $0.76, the consolidated closing bid price immediately preceding the transaction.  A second investor invested $250,000 to purchase 357,143 shares at $0.70.  In addition we entered into a Stock Purchase Agreement with a key vendor to issue common stock in exchange for inventory and to extend the timing of payments for our purchase commitments.

If we decide to raise additional capital in the equity markets or take other actions, shareholders could incur significant dilution, or, if we are unable to raise capital, our ability to effectively operate our business could be impaired.

The Company has $0.8 million of debt outstanding under its Founder’s Loan following the issuance 1,445,784 shares of common stock to liquidate $1.2 million of the original $2.0 million loan.  The remaining $0.8 million has a maturity date of March 21, 2012 and provides that monthly interest payments, at the election of the holder, may be made in our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.

The Company has a credit facility with Silicon Valley Bank to provide working capital financing.  The credit facility has a maturity date of July 23, 2010 and a Facility Limit of $2.5 million with maximum advances determined based on the composition of our eligible accounts receivable and inventory balances.  The credit facility bears interest at an annual rate equal to the greater of prime plus 6.5% or prime plus 2.0%.  Availability as of September 30, 2009 was approximately $0.8 million based on the Company’s accounts receivable and inventory levels, and there were no amounts drawn.

We have the ability to impact the timing and extent of our cash needs primarily by managing the pace of growth in both our PokerPro and Heads-Up Challenge products and managing our operating expenses. However, we also have significant contractual obligations and our ability to control both the timing and extent of the cash needs of the business is not unlimited, particularly in light of the current economic climate and the capital intensive nature of the PokerPro business. As we expand our international business, we may also incur additional import duties, taxes, legal, professional fees, overhead costs and working capital needs that could impact our ability to grow and manage liquidity.

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

Based on the Company’s current capital structure and our anticipated growth plans, we may continue to explore various alternatives to fund our growth, which may include raising additional funds through public or private offerings of our securities, obtaining additional credit facilities, converting our debt, or seeking alternative sources of financing which may or may not be available on favorable terms, if at all.  If such sources of capital are not available, we may seek other avenues to fund the business, including sale/leaseback arrangements, transitioning our products from a capital intensive leasing strategy to a product sale strategy, seeking to sell assets of the Company, or reducing our operations.

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2009:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$1,010,000	$84,000	$926,000	$-	$-
Operating lease obligations(2)	332,120	193,920	138,200	-	-
Capital lease obligations(3)	49,386	28,747	20,639	-	-
Purchase obligations(4)	1,043,787	1,043,787	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$2,435,293	$1,350,454	$1,084,839	$-	$-

(1)	Represents the outstanding principal amount and interest on our Founder’s Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents outstanding principal and interest payable under capital lease obligations related to our purchase of internal-use ERP system.
(4)	Represents open purchase orders with our vendors, primarily purchase obligations for Heads-Up Challenge.

Contractual obligations decreased to $2.4 million as of September 30, 2009 from $8.1 million as of December 31, 2008 due principally to the retirement of the UBS Credit Facility and a decrease in the level of inventory purchase commitments and lease obligations.

Customer Dependence

As of September 30, 2009, five of our customers made up approximately 61% of our total revenues.  The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2008. During the nine months ended September 30, 2009, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which amended the accounting requirements regarding revenue recognition for software. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. This guidance is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance which amended the accounting requirements regarding revenue recognition.  The objective of this update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  This guidance is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

In June 2009, the FASB adopted the FASB Accounting Standards Codification as the single source of authoritative non-governmental GAAP.  This codification supersedes all previously issued accounting pronouncements and consolidates technical accounting literature.  This codification was effective for interim and annual reporting periods ending after September 15, 2009. The adoption and application the FASB codification did not have any effect on the Company's results of operations, financial condition, or cash flows.

Subsequent Events

As of October 9, 2009, the Company agreed to sell 120,000 shares of its common stock to ICP Electronics, Inc., a Taiwan corporation (“ICP Electronics”) pursuant to the Stock Purchase Agreement dated July 31, 2009.  The shares were valued at a price of $0.90 per share and were exchanged with ICP Electronics in payment for products and services. As of November 11, 2009, ICP Electronics owns 685,000, or 4.89% of the Company’s outstanding shares.

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

As of September 30, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Acting Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Acting Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and that such information is accumulated and communicated to the Company’s management, including its Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The following systems-related significant deficiencies were previously identified and disclosed in our Annual Report on Form 10-K as of December 31, 2008. While we are not required by rule to list these significant deficiencies, we believe that providing this information will enhance the reader’s ability to evaluate our internal control over financial reporting:

•
The systems used in tracking and valuing inventory and PokerPro systems do not provide effective automated controls and are not integrated with each other or with the general ledger.  The lack of integration requires manual reconciliations between the applications.

•
We utilized a software package for our general ledger that did not provide certain automated general controls, such as the presence of edit reports and workflow approvals.  We replaced our general ledger and other financial systems during the fourth quarter of 2008, but we had not performed sufficient testing to affect management’s assessment of the effectiveness of internal control over financial reporting.

•
Our procedures for establishing and modifying system user access privileges is not sufficiently documented and subjected to management review to ensure that only authorized users have access to our sensitive applications, and that those authorized users only have access to appropriate functions within those systems.

•	Due to the relatively small size of the finance department, we lack an effective segregation of duties between the disbursement of funds and the reconciliation of bank accounts.

These significant deficiencies have been previously reported to our Audit Committee by our management and to our independent registered public accounting firm, and we have continued to provide the Audit Committee with additional reports regarding the status of these significant deficiencies as of September 30, 2009.  Our management does not believe that these significant deficiencies are indicative of a material weakness in our internal control over financial reporting. As reported in our Annual Report on Form 10-K for the year ended December 31, 2008, we also implemented a number of compensating controls and those compensating controls continued to operate as of September 30, 2009.

We implemented certain financial modules of SAP Business One during the fourth quarter of 2008 and, during the period ended September 30, 2009, we completed implementation of the production, inventory, fixed asset, MRP and other modules.  In connection with the implementation of the new system, we are currently revising and continuing to evaluate certain internal controls and are in process of testing those new controls.

We believe that the changes in our internal control over financial reporting during the quarter ended September 30, 2009 enhanced our internal control over financial reporting.  However, we are in process of evaluating and testing those internal controls and can provide no assurance that implementation of SAP Business One will fully resolve all significant deficiencies listed above.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

On August 21, 2009, a complaint was filed against the Company in the United States District Court for the District of Nevada by Marvin Roy Feldman.  The plaintiff is seeking unspecified monetary damages related to our distribution of PokerPro in Mexico.  We have retained counsel and we believe that we have several meritorious defenses.  We intend to defend ourselves vigorously.

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

We recently changed our distribution model for the Heads-Up Challenge amusement business.  We no longer sell the product to distributors on a non-recurring, one-time sale basis, but instead place units directly with operators who pay us on a recurring lease basis. If we are unable to attract sufficiently qualified operators, if those operators are unsuccessful in placing product, or if those operators fail to pay us, this change could have an adverse impact effect on us.  In addition, we will collect cash from these operators on an annuity, recurring basis, expansion of this program could create cash flow needs that could have an adverse effect on us, or cause us to need to raise additional capital/

Item 4.    Submission of Matters to a Vote of Security Holders.

Our Annual Shareholders’ Meeting was held on September 3, 2009  At the meeting, our shareholders (i) elected five directors for one-year terms and until their successors are duly elected and qualified or until their prior death, resignation, removal or disqualification or until there is a decrease in the number of directors; (ii) ratified the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009; (iii) approved the adoption of the 2009 Stock Incentive Plan; (iv) and approved an amendment to the 2005 Stock Incentive Plan and the 2007 Stock Incentive Plan to permit the exchange and cancellation of options that were outstanding under those Plans.

The following matters were voted upon and approved by the margins indicated:

		Number of Shares
1.	Election of Directors	Voted For	Withheld
	Lyle Berman	6,419,657	567,760
	Gehrig H. "Lou" White	5,937,034	1,050,383
	Joseph J. Lahti	6,435,818	551,599
	Arthur Lee Lomax	6,247,978	739,439
	James T. Crawford, III	5,943,204	1,044,213

		Number of Shares
2.	Ratification of the selection of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009	Voted For	Voted Against	Abstain	Broker Non- Votes
		6,957,353	28,572	1,492	-

		Number of Shares
3.	Approval of the adoption of the 2009 Stock Incentive Plan	Voted For	Voted Against	Abstain	Broker Non- Votes
		4,461,351	1,116,116	1,409,950	-

		Number of Shares
4.	Approval of the amendment to the 2005 Stock Incentive Plan and its 2007 Stock Incentive Plan to permit the exchange and cancellation of options that were outstanding under those Plans.	Voted For	Voted Against	Abstain	Broker Non- Votes
		4,456,488	1,115,979	1,414,950	-

Item 6.    Exhibits.

Exhibit No.	Description

10.1	Offer to Exchange Certain Outstanding Stock Options for New Stock Options, dated September 8, 2009 and Election Form.

10.2	Amendment No. 2 to Secured Promissory Note and Amendment No. 1 to Note Purchase Agreement and Security Agreement, dated September 10, 2009.

10.3	Subscription Agreements, dated August 28, 2009, relating to the sale of a total of 686,000 shares of the Registrant's Common Stock.

10.4	Stock Purchase Agreement between the Registrant and ICP Electronics, Inc., dated August 13, 2009.

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

Date: November 13, 2009
/s/ Mark D. Roberson
Mark D. Roberson
Acting Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer to Exchange Certain Outstanding Stock Options for New Stock Options, dated September 8, 2009 and Election Form.

10.2	Amendment No. 2 to Secured Promissory Note and Amendment No. 1 to Note Purchase Agreement and Security Agreement, dated September 10, 2009.

10.3	Subscription Agreements, dated August 28, 2009, relating to the sale of a total of 686,000 shares of the Registrant's Common Stock.

10.4	Stock Purchase Agreement between the Registrant and ICP Electronics, Inc., dated August 13, 2009.

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