Form 10-K
period 2009-12-31
POKERTEK, INC.
filed 2010-03-31
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2009 was $3,918,669 based upon the last reported sale price on the NASDAQ Capital Market on June 30, 2009.

On March 19, 2010, there were 14,081,043 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of our Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

(ii)

PART I

Item 1.                 Business.

We are a North Carolina corporation founded in 2003. We conducted our initial public offering and became a NASDAQ-listed company in October 2005.  Our corporate offices are located at 1150 Crews Road, Suite F, Matthews, North Carolina 28105 and our telephone number is (704) 849-0860.  All references to PokerTek, we, us, our, or the Company include PokerTek, Inc. and its consolidated subsidiaries. Our common stock is listed on the NASDAQ Capital Markets under the ticker symbol PTEK.

We are engaged in the development, manufacture and marketing of electronic software and hardware products, and we operate in two business segments - Gaming and Amusement.

Through our Gaming Business, we currently market our PokerPro® product to casinos, cruise line operators, racinos, card clubs and lotteries worldwide. The PokerPro system consists of electronic poker table(s) and related peripheral equipment providing a fully automated poker-room environment designed to enhance operator revenue opportunities while decreasing startup and operating costs through automation.   We first introduced PokerPro in the first half of 2005 and have continued to invest in features and innovations to enhance the player and operator experience. We distribute PokerPro using our internal sales force to customers worldwide, generally on a recurring revenue participation model, recurring revenue fixed license fee model or as a sale of hardware combined with recurring license and support fees.

Prior to January 15, 2010, Aristocrat International Pty. Limited (“Aristocrat”) was the exclusive distributor for PokerPro outside of North America.  Effective January 15, 2010, we elected to terminate our exclusive distribution agreement with Aristocrat so that we could begin marketing our products on a direct basis worldwide.  This change will allow us to focus marketing and sales efforts on international markets and allow us to grow PokerPro’s market share. Aristocrat owns approximately 13% of our outstanding common stock as of December 31, 2009.

As of December 31, 2009, there were 206 PokerPro tables installed worldwide.

Through our Amusement Business, we market our Heads-Up Challenge™ product to coin-op amusement operators, distributors, bars and restaurants.   Heads-Up Challenge is an innovative amusement platform that enables two players to compete head-to-head against each other for entertainment purposes in non-gambling venues such as bars and restaurants.  We introduced Heads-Up Challenge in late 2007 as a Texas Hold’em Poker amusement game and later added Bocce as a second game on the platform.

We distribute our Heads-Up Challenge product through a combination of independent operators recruited by the Company to operate territories on a recurring revenue basis, as well as to traditional distributors worldwide on a hardware sale basis. As of December 31, 2009, we had sold an aggregate of 1,417 units since product launch and had placed an additional 179 units on a recurring revenue lease basis.

PokerPro Gaming Products

Overview. Poker is one of several card games in which two or more players strategically bet against each other.  Our gaming products allow operators to offer poker in jurisdictions where manual table games are not allowed and where manual poker is not cost effective by enhancing operator revenue opportunities, while significantly decreasing startup and ongoing operating costs.

The PokerPro system is an automated 10-seated poker table with electronic components that allows players to play live poker against one another in a brick-and-mortar environment using electronic cards and chips.  PokerPro is a fully configurable system that supports all varieties of poker, cash games, and tournaments and supports many languages.

Each player position has a touch screen monitor to view cards, betting options and other game information. The players use their touch screen monitor to input game decisions, make bets, and manage their accounts. In the center of the table is an LCD video screen which displays information such as chips bet by each player, total pot or pots and community cards dealt. Electronic cards are dealt to the players by a central server, which is physically separate from the table. In addition, the PokerPro system comes with a Cashless Wagering System (“CWS”), which creates and maintains player accounts and transacts cash-in and cash-out functions. A player who wants to play on the PokerPro system establishes an account in the CWS and receives an account card. The player can insert his or her account card into the PokerPro player monitor, bring money to the table and begin playing.

The PokerPro system also has sophisticated administrative tools that allow management to configure, stop, start and monitor the poker games.  They allow management to choose the variety of poker being played, betting limits, rake structure, tournament structures, and the number of players required to start a poker game. The robust reporting tools provide operators with statistics about game play, such as table utilization, games played, number of hands dealt per hour and the average pot size of each game.

The PokerPro system currently allows players to play Texas Hold’em, Omaha, and Seven Card Stud poker, and all games can be played as cash games, single-table tournaments or multi-table tournaments with a variety of limits, including no-limit, limit, spread limit and pot limit.  Omaha can be played as high hand only or high / low split pot.  Seven Card Stud can be played as high hand only, high / low split pot, or Razz (low hand only).  Poker games offered by the PokerPro system are completely configurable, so each game can be played in accordance with the same rules that apply to manually dealt poker games.

Market for PokerPro and Recent Changes to Marketing Strategy. The game of poker has been increasing in popularity over the past several years with the global market of tables increasing from approximately 4,800 to approximately 10,000 since 2000. The marketing strategy since inception of the company through mid-2009 was focused on targeting opportunities to convert manual poker rooms in traditional markets, such as Las Vegas, Atlantic City, Mississippi and Louisiana, where high concentrations of poker tables exists.

During 2009, after careful analysis of the market data and an evaluation of retention rates of PokerPro tables placed in those highly saturated poker markets, we shifted our marketing, sales, regulatory and development strategies to those markets and jurisdictions where more limited competition exists from manual poker and where the poker markets are less saturated.   We believe markets with those characteristics offer significantly higher product retention and acceptance rates for electronic tables games such as PokerPro.

In North America, our marketing efforts are focused primarily on markets where electronic table games are either required by law or where other conditions provide for limited competition from manual table games. In addition, we continue to target potential customers in more competitive markets who are seeking an economical alternative to provide poker as an amenity.  We are also monitoring potential legislative changes in other jurisdictions where state and local governments are seeking to ease budget deficits through expansion of electronic gaming for potential opportunities.

Internationally, the poker market has experienced more moderate growth and competition.  Many international markets are attractive for PokerPro, where automated table games are either mandated or electronic table games are more accepted than in U.S. markets.

We entered the Mexico gaming market in late 2009 following changes in gaming law interpretations allowing for expansion of electronic table games and slots.  With the recent liberalization of the gaming environment in Mexico, we expect the number of casinos, slot parlors, race books and other gaming venues to grow. We have entered into contractual relationships with several operators in Mexico and recently placed our fortieth PokerPro table in Mexico.  We expect to continue to grow our market penetration in Mexico during 2010 and 2011.

Effective January 15, 2010, we obtained the international distribution rights for PokerPro from Aristocrat, which will allow us to target markets in Europe, Africa and Asia.  We believe that significant opportunity exists to increase penetration of PokerPro in those markets, particularly in the Eastern European region.  With the distribution rights under our control, we expect to retain sales and support staff in Europe and expect to begin installations during 2010.

Competition. The overall market for gaming devices is mature and characterized by numerous competitors that develop and license proprietary table games. We are aware of several other companies offering automated table games and poker products and additional competitive forces could join the market. Potential competitors include established manufacturers of gaming devices that may have widespread brand recognition and substantially greater resources and marketing capabilities than we have.  In addition, they may have some of the regulatory approvals required to market and sell automated poker tables in our target markets. Potential competitors also could offer lower cost products manufactured in less regulated or lower cost foreign markets.

We also compete with other gaming and entertainment products for space on the customers’ floor, as well as for the customers’ capital spending. Some of the larger gaming-supply companies with whom we compete are International Game Technology, Progressive Gaming International, Shuffle Master, Inc. and WMS Industries, Inc. There are several companies offering electronic poker tables including International Game Technology, Lightning Poker, Amaya, and Zitro.

In addition, we compete with manual poker, internet poker websites and other forms of internet gaming.

Product Supply. We purchase all parts, including hardware components, table game felts, signs and accessories for the PokerPro system from third-party suppliers. We assemble the PokerPro system from such component parts at our facility in Matthews, North Carolina.

We believe that our facility has sufficient capacity to meet demand and that our sources of supply are adequate. Several key components we use in the manufacture of our products are proprietary and are currently assembled by a single contract manufacturer,  including certain complex integrated circuits which are critical to our product designs.  Changing manufacturers for any of these components would require significant time and effort on the part of our management team, may require additional engineering development work, and could have a disruptive impact on our operations.

In addition, as part of an initiative to reduce our manufacturing costs and launch a more flexible electronic gaming platform in 2010, we are transitioning more of our PokerPro components to ICP Electronics Inc. (“ICP Electronics”).  ICP Electronics also produces our Heads-Up Challenge product and as of December 31, 2009 owns approximately 4.9% of our common stock, increasing our concentration and potential dependency with this supplier.

The components we use are produced primarily in Taiwan and China and are subject to long lead times and other challenges associated with managing an international supply chain.  Furthermore, we compete with other companies for the production capacity of third-party manufacturers and suppliers for displays and for other components. We believe that our contract manufacturer has ample capacity to meet demand and that sources of supply are adequate.  However, because our supply chain crosses the ocean and we rely on a third party, our ability to meet demand is dependent on their performance as well as our ability to provide accurate production forecasts and manage long logistical lead times.

Distribution Method.  We distribute our gaming products on a direct basis using our own internal sales force.  We employ account managers who are assigned geographic sales territories and continue to be closely involved with our customers following the deployment of tables to provide advice and manage the overall customer relationship.  Effective January 15, 2010, we obtained the international distribution rights for PokerPro from Aristocrat, which will allow us to target markets in Europe, Africa and Asia.  We believe that significant opportunity exists to increase penetration of PokerPro in those markets, particularly in the Eastern European region.  With the distribution rights under our control, we expect to retain sales and support staff in Europe and expect to begin installations during 2010.

Heads-Up Challenge Amusement Products

Overview. Heads-Up Challenge is an innovative amusement platform that enables two players to compete head-to-head against each other for entertainment purposes in non-gambling venues such as bars and restaurants. We introduced Heads-Up Challenge in late 2007 as a Texas Hold’em Poker amusement game and subsequently added Bocce to the product offering.

Players can play no-limit Texas Hold’em with traditional poker action and realistic movements and sounds against one another for entertainment purposes. It can be played in single-player mode, two-player mode or tournament mode with up to eight players. Bocce was also added to the platform in 2008.

Market Opportunities. The market for Heads-Up Challenge includes restaurants, bars and other amusement venues.

Competition. The overall market for coin-op amusement game devices is mature and characterized by numerous competitors.   We compete with other popular and more established games, such as Golden Tee and Big Buck Hunter, for a share of the operators’ capital spending.  Some of these competitors are established manufacturers, including Incredible Technologies and Play Mechanics, Inc., that may have more widespread brand recognition and substantially greater resources and marketing capabilities than we have.   We also compete with other games and activities and our operators compete with other operators for floor space in the bar or restaurant.

Product Supply. We purchase our Heads-Up Challenge tables from ICP Electonics. The units are essentially complete and ready for sale when delivered.  Our master distributors in the United States, Australia and the United Kingdom load software, install bill and coin validators and perform other minor steps to complete the table once received.

The components we use are produced primarily in Taiwan and China and are subject to long lead times and other challenges associated with managing an international supply chain.  Furthermore, we compete with other companies for the production capacity of third-party manufacturers and suppliers for displays and for other components. We believe that our contract manufacturer has ample capacity to meet demand and that sources of supply are adequate.  However, because our supply chain crosses the ocean and we rely on a third party, our ability to meet demand is dependent on their performance as well as our ability to provide accurate production forecasts and manage long logistical lead times.

Distribution Method. We distribute our Heads-Up Challenge product through independent operators in the United States on a recurring revenue licensing model.  We also provide Heads-Up Challenge to bars and restaurants on a direct basis, primarily on a recurring revenue licensing model.  In international markets and under certain circumstances in the Unites States, we also continue to sell Heads-Up Challenge on a direct basis to operators and distributors.  Operators are generally given exclusive or non-exclusive rights to operate the product within a specified geographic territory. The operators typically place the product in restaurants, bars or other venues.  The operator assumes responsibility for the operation and maintenance of the units and pays PokerTek a recurring license fee.

Gaming Regulations and Licensing

Regulatory Overview. Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and tribal regulation. In order to sell and distribute the PokerPro system to our target markets, we must comply with the applicable regulations of each jurisdiction in which we operate.

The regulatory approval process varies widely from jurisdiction to jurisdiction and can take up to 24 months or longer. The PokerPro system is a relatively new and innovative technology for the gaming industry, increasing the difficulty to accurately predict the time and expense required to obtain approvals or licenses in any particular jurisdiction.  Further, the laws and regulations of the jurisdictions in which we operate or intend to operate are subject to amendment and reinterpretation from time to time, and therefore it is possible that even if the PokerPro system is approved at one time, its use may be restricted, conditioned or prohibited in the future.

The following is a brief description of the significant regulations that may apply to us:

Federal Regulation. Gaming devices are governed by the Federal Gambling Devices Act of 1962 (the “Johnson Act”). The Johnson Act generally prohibits the transportation of a gambling device from one state to another unless the receiving state has legalized the use of the gambling device. The Johnson Act also requires registration for manufacturers of gaming devices.

Commercial Casinos. Jurisdictions that allow some form of casino-style gambling usually have extensive regulatory requirements that must be met before the PokerPro system can be marketed to commercial casinos located in these jurisdictions. Generally, each jurisdiction’s respective gaming commission requires that a license or finding of suitability be issued with respect to PokerTek as an entity, the PokerPro system, or both. Among those jurisdictions that require regulatory approval for both PokerTek and the PokerPro system, some states consider such approval simultaneously, while others, such as Nevada, require that we obtain company approval before considering approval for the PokerPro system itself. Some jurisdictions also require that gaming products be placed in the market on a trial basis before receiving final approvals.  Some jurisdictions require the licenses and findings of suitability to be renewed on a regular basis. Jurisdiction commissions can deny our applications for licenses and findings of suitability or revoke our licenses or prior findings of suitability for any cause.

If a jurisdiction requires that we obtain company approval in addition to the product approval required for the PokerPro system, we are required to submit detailed financial and operating reports and furnish other information. Our officers, directors, certain key employees and any person or company having a material relationship with us may have to qualify with the jurisdiction commission and obtain a finding of suitability. Our beneficial owners, especially beneficial owners of more than 5% of our outstanding common stock, may also be required to obtain a finding of suitability.

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

—	Class I gaming includes traditional Native American social and ceremonial games and is regulated only by the tribes.

—
Class II gaming includes bingo and certain card games such as poker, so long as the card game is not prohibited by the laws of the state where the tribe is located, the card game is played somewhere in the state and the playing of the card game conforms to any applicable state law.

—	Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video lottery games, slot machines, most table games and keno.

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

Regulatory Approvals.  As of December 31, 2009 we have obtained regulatory approvals for the PokerPro system from the following regulatory bodies:

•	Nevada Gaming Control Board
•	British Columbia Gaming Policy & Enforcement
•	Société des Casinos du Québec Inc.
•	Arkansas Racing Commission
•	State of California Gambling Control Commission
•	Iowa Racing and Gaming Commission
•	Indiana Gaming Commission
•	Louisiana Department of Public Safety and Corrections
•	Louisiana Department of Public Safety and Corrections - Indian Gaming Division
•	Mississippi Gaming Commission
•	West Virginia Lottery Commission
•	Cabazon Band of Mission Indians
•	Tuolumne Me-Wuk Tribal Gaming Agency
•	Pokagon Band of Potawatomi Indians
•	Round Valley Indian Tribes Gaming Commission
•	Eastern Band of Cherokee Indians Tribal Gaming Commission
•	Coyote Valley Gaming Commission
•	US Virgin Islands Gaming Commission
•	San Pasqual Band of Mission Indians Gaming Commission
•	Atlantic Lottery Corporation

PokerTek holds company licenses from the Washington State Gambling Commission and the Alcohol and Gaming Commission of Ontario. Those jurisdictions have not approved PokerPro.

We have received product certifications from Gaming Laboratories International (“GLI”) and BMM International (“BMM”), independent testing laboratories for our PokerPro products.  Other certifications that we have received for our products, including electrical, communications and safety certifications, include:

—	Conformité Européenne (“CE”), a mandatory European marking for certain product groups to indicate conformity with the essential health and safety requirements set out in European Directives;

—	Federal Communications Commission (“FCC”), which regulates radio emissions of electronic devices;

—	The RoHS Directive (“ROHS”), which bans the placing on the European Union market of new electrical and electronic equipment containing more than agreed levels of certain hazardous materials;

—	Underwriters Laboratories, Inc. (“UL”), a product safety compliance testing laboratory; and

—	Norma Oficial Mexicana (“NOM”), a product safety compliance testing standard.

Corporate History

The Company was founded on August 22, 2003, by Gehrig H. White, James T. Crawford and Arthur L. Lomax.  It was initially organized as a North Carolina corporation named National Card Club Corporation.  During the period from March 19, 2004 through July 27, 2004, National Card Club Corporation owned a majority interest in an affiliated limited liability company called PokerTek, LLC.  On July 27, 2004, PokerTek, LLC merged with and into National Card Club Corporation and each member of PokerTek, LLC received six shares of common stock for each unit of limited liability membership interest in PokerTek, LLC held by such member. The units of limited liability membership interest held immediately before the merger were cancelled. Simultaneous with this merger, the name was changed to PokerTek, Inc.

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

Our corporate office is located at 1150 Crews Road, Suite F, Matthews, North Carolina 28105.

Research and Development

We have invested considerable time and resources on the research and development efforts necessary to invent and commercialize both PokerPro and Heads-Up Challenge. Our research and development expenses were $1.2 million, $2.8 million and $4.0 million during the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

We continue to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features, to improve manufacturability and to adapt our products to customer and jurisdiction specific requirements.  However, as our Heads-Up Challenge and PokerPro products are fully commercialized, we have been able to reduce spending on engineering and internal development efforts.

Our development efforts are now primarily focused on cost reduction opportunities, systems development to enable integration with customer platforms and opportunities to leverage elements of our PokerPro hardware and software platform.

Intellectual Property

Trademarks. Gehrig H. White, our Vice Chairman of the Board of Directors, and James T. Crawford, our President, jointly filed an application with the U.S. Patent and Trademark Office to register the PokerPro trademark. The trademark has been registered by the U.S. Patent and Trademark Office and an assignment of the trademark to PokerTek has been recorded.

“PokerTek” and “PokerPro” are registered trademarks in Canada with the Office de la propriété intellectuelle du Canada (Canadian Intellectual Property Office).

Patents. - We currently have the following issued patents in the United States and abroad:

•	D512,446 (United States) – Design patent for an electronic poker table top
•	7,556,561 (United States) – A seat request button allowing players seated at an electronic poker table to request a different seat
•	7,618,321 (United States) – System and method for detecting collusion between poker players
•	2008100416 (Australia) – System and method of displaying or obscuring electronic playing cards
•	2008100356 (Australia) – System and method of displaying or obscuring electronic playing cards
•	2008100161 (Australia) – System and method of displaying or obscuring electronic playing cards
•	2008100158 (Australia) – System and method of displaying or obscuring electronic playing cards
•	20081001057 (Australia) – System and method of displaying or obscuring electronic playing cards
•	2008100164 (Australia) – Electronic card table and method
•	2008100163 (Australia) – System and method for providing a card tournament using one or more electronic card tables
•	2008100162 (Australia) – System and method for providing a card tournament using one or more electronic card tables
•	2008100160 (Australia) – Administrator tool of an electronic gaming system and method of processing gaming profiles controlled by the system
•	2006250000 (Australia) – System and method for providing a host console for replaying a previous hand of an electronic card game
•	121649 (Singapore) – System and method of displaying or obscuring electronic playing cards
•	2007/02456 (South Africa) – Electronic card table and method with player tracking
•	2007/02446 (South Africa) – Electronic card table
•	2007/02442 (South Africa) – System and method for playing an electronic card game
•	2007/02444 (South Africa) – System and method for providing a card tournament using one or more card tables
•	2007/02447 (South Africa) – Electronic card table and method

We have also received a notice of allowance for application 11/074,039 (United States) “Electronic card table and method with variable rake” and the patent has been marked “Ready for Issue” by the USPTO as of March 1, 2010.

In addition, we currently have applications for additional patents before the U.S. Patent and Trademark Office which relate to various aspects of our products, though we are regularly refining the list of patents that we pursue because of factors such as passage of time, cost, and likelihood of issuance. Patent applications are costly, can take many years to issue and we can provide no assurance that any of these patents will actually be issued. As we continue to develop new technology, we may file additional patent applications with respect to such technology. Additionally, we have numerous foreign patent application equivalents pending in various non-U.S. jurisdictions.

Licenses.

World Poker Tour: WPT Enterprises, Inc. (“WPT”) granted PokerTek, LLC (our former affiliate) an exclusive, 10-year, royalty-free, non-sublicensable license to use the “World Poker Tour” name and related logo and trademark in connection with the lease, sale or distribution in the United States of tables featuring automated live poker games and tournaments. We can also market and offer certain WPT branded packaged deals to its prospective customers.  The license was transferred to PokerTek, Inc. in July 2004.  WPT may terminate the license in the event that we breach any material term of the license, we fail to adhere to WPT’s style guide for its logos and trademarks or we become subject to bankruptcy proceedings (voluntary or involuntary) that are not dismissed within 30 days.

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

Seasonality and Business Fluctuations

Our business is not generally subject to seasonality. However, quarterly revenue and net income may vary based on the timing of product sales, the introduction of new products and changes in our installed base of PokerPro systems.  In addition, revenues from cruise ships and casinos may vary from quarter to quarter depending on a number of factors, including the time of year, cruise itinerary and length, and demographics of the customers.

Backlog

The nature of our business does not lend itself to maintaining a significant backlog of unshipped orders.

Customer Dependence

For the year ended December 31, 2009, five of our customers made up approximately 60% of our total revenues.  The loss of any of these customers or changes in our relationship with any of them could have a material adverse effect on our business.

Employees

As of December 31, 2009, we had 35 full-time employees.

We consider our relationships with our employees to be satisfactory. None of our employees are covered by a collective bargaining agreement.

Item 1A.                      Risk Factors.

Our business is closely tied to the casino industry and factors that negatively impact the casino industry may also negatively affect our ability to generate revenues.

Casinos and other gaming operators represent a significant portion of our customers. Therefore, factors that may negatively impact the casino industry may also negatively impact our future revenues. If casinos experience reduced patronage, revenues may be reduced as our games may not perform well and may be taken off of the casino floor altogether. The levels of casino patronage, and therefore our revenues, are affected by a number of factors beyond our control, including:

—	general economic conditions;

—	levels of disposable income of casino patrons;

—	downturn or loss in popularity of the gaming industry in general, and table and slot games in particular;

—	the relative popularity of entertainment alternatives to casino gaming;

—	the growth and number of legalized gaming jurisdictions;

—	local conditions in key gaming markets, including seasonal and weather-related factors;

—	increased transportation costs;

—	acts of terrorism and anti-terrorism efforts;

—	changes or proposed changes to tax laws;

—	increases in gaming taxes or fees;

—	legal and regulatory issues affecting the development, operation and licensing of casinos;

—	the availability and cost of capital to construct, expand or renovate new and existing casinos;

—	the level of new casino construction and renovation schedules of existing casinos; and

—	competitive conditions in the gaming industry and in particular gaming markets, including the effect of such conditions on the pricing of our games and products.

These factors significantly impact the demand for our products and technologies.

Our business would suffer if demand for gaming in general, or poker in particular, decreases.

We derive a significant portion of our revenues from the leasing, licensing and sale of the PokerPro system and from providing related maintenance and support services. Although the popularity of poker in particular and gaming in general has recently been growing in the United States and abroad, gaming has historically experienced backlash from various constituencies and communities. Public tastes are unpredictable and subject to change and may be affected by changes in a country’s political and social climate. A change in public tastes or a backlash among certain constituencies or in certain communities could result in reduced popularity of poker or increased regulation of the gaming industry, either of which could significantly reduce demand for the PokerPro system.

Moreover, the market for the PokerPro system is limited.  Although we believe that there is a significant opportunity for PokerPro, the number of venues in which the PokerPro system can be placed is finite, as the number of jurisdictions in which gaming is legal is limited.

Beginning in late 2008 and continuing into early 2010, the global economy experienced a significant downturn that has impacted attendance and consumer spending on gaming and other leisure activities. Casino operators are experiencing unprecedented financial pressure which may lead them to curtail operations, close facilities, delay poker room conversions, or be unable to meet their financial obligations. In addition, reductions in consumer spending may impact the ability of amusement operators to generate acceptable returns or continue to operate their businesses. Our vendors are also under increased financial pressure, which could impact their ability to operate their businesses or deliver products to us.

We derive a significant portion of our revenues from the leasing, licensing and sale of the PokerPro system and from providing related maintenance and support. Gaming revenues and occupancy in major gaming markets have declined significantly, causing many casino operators to reevaluate their operations, reduce expenses, and in some cases to cease operations or seek bankruptcy protection. We also believe that operators in the amusement markets are experiencing increasing financial pressures and believe that many operators have limited financial resources and would be adversely impacted by a sustained economic downturn. During 2009, we believe that some operators have been forced to curtail or cease operations. We also understand that electronics and other vendors in the Far East have experienced declines in demand from their international customers, which could possibly impact their ability to manufacture and deliver products efficiently and at acceptable costs to us.

A prolonged decline in consumer spending on gaming and amusement activities could have a significant impact on our customers and our vendors. Accordingly, such a prolonged downturn could have a significant impact our business operations and financial condition.

We have debt financing arrangements, which could have a material adverse effect on our financial health and our ability to obtain financing in the future and may impair our ability to react quickly to changes in our business.

Our exposure to debt financing could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

•
increase our vulnerability to adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings are at variable rates of interest and require us to dedicate future cash flows to the repayment of debt. This could reduce the availability of cash to fund working capital, capital expenditures or other general corporate purposes;

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

Our ability to repay our debt depends on many factors beyond our control.  If we elect to raise equity capital in the future, our current shareholders could be subjected to significant dilution. If we are unable to raise capital in the future, we may seek other avenues to fund the business, including sale/leaseback arrangements, transitioning PokerPro from a capital intensive leasing strategy to a product sale strategy or seeking to sell assets of all, or a portion of, our operations.

Payments on our debt will depend on our ability to generate cash or secure additional financing in the future. This ability, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations and sufficient future financing is not available to us, we may not be able to repay our debt, operate our business or fund our other liquidity needs. If we cannot meet or refinance our obligations when they become due, this may require us to attempt to raise capital, sell assets, reduce expenditures or take other actions which we may be unable to successfully complete or, even if successful, could have a material adverse effect on us. If such sources of capital are not available or not available on sufficiently favorable terms, we may seek other avenues to fund the business, including sale/leaseback arrangements, transitioning PokerPro from a capital intensive leasing strategy to a product sale strategy or seeking to sell assets of all, or a portion of, our operations. If we decide to raise capital in the equity markets or take other actions, our shareholders could incur significant dilution or diminished valuations, or, if we are unable to raise capital, our ability to effectively operate our business could be impaired.

In addition, if we are successful in raising capital in the equity markets to repay our indebtedness, or for any other purpose in the future, our shareholders could incur significant dilution.

The agreements and instruments governing our debt contain restrictions and limitations which could significantly impact our ability to operate our business.

Our credit facility with Silicon Valley Bank contains covenants that could adversely impact our business by limiting our ability to obtain future financing, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.  The credit facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions qualifying the terms upon which Silicon Valley Bank is required to extend funds.  Our ability to comply with these provisions may be affected by events beyond our control.

We are dependent on a small number of key suppliers and customers.  Changes in our relationships with these parties or changes in the economic environments in which they operate could have a material adverse affect on our business, financial condition, results of operations and cash flows.

Our revenues are concentrated with a small number of customers.  The loss of any of these customers or changes in our relationship with them could have a material adverse affect on our business.

To manufacture our casino and amusement products, we purchase components from independent manufacturers, many of whom are located in the Far East.  An extended interruption in the supply of these products or suitable substitute inventory would disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.

For a number of our key inventory components, and for all of our Heads-Up Challenge finished goods, we rely on a single supplier. We are currently transitioning the manufacturing of more of our components to this supplier, increasing our dependence.  We cannot estimate with any certainty the length of time that would be required to establish alternative supply relationships, or whether the quantity or quality of materials that could be so obtained would be sufficient.  Furthermore, we may incur additional costs in sourcing materials from alternative producers.  The disruption of our inventory supply, even in the short term, could have a material adverse effect on our business, financial condition and results of operations.

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

Our dependence on foreign customers and suppliers means, in part, that we may be affected by changes in the relative value of the U.S. dollar to foreign currencies.  Although our receipts from foreign customers and our purchases of foreign products are principally negotiated and paid for in U.S. dollars, a portion of our business is denominated in other currencies and changes in the applicable currency exchange rates might negatively affect the profitability and business prospects of our customers and vendors.  This, in turn, might cause such vendors to demand higher prices, delay shipments, or discontinue selling to us.  This also might cause such customers to demand lower prices, delay or discontinue purchases of our products or demand other changes to the terms of our relationships.  These situations could in turn ultimately reduce our revenues or increase our costs, which could have a material adverse affect on our business, financial condition and results of operations.

We have reported significant deficiencies in internal control over financial reporting, which could materially impact our financial reporting ability.

We reported four significant deficiencies in internal control over financial reporting in Item 9A(T), “Controls and Procedures” in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

While we have implemented new systems and taken other steps to strengthen our internal controls, we have limited staffing in our finance areas and we can provide no assurance that the new systems and other procedures will fully resolve all significant deficiencies or that we will not create or discover additional significant deficiencies.  If we are unable to remediate those significant deficiencies or if we discover other deficiencies, our ability to accurately report financial information could be impaired.

We have a limited operating history and a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We have experienced net losses for each quarterly and annual period since our inception in August 2003. We may continue to incur losses and cash flow deficits. For the reasons discussed above and elsewhere in our annual report on Form 10-K for the fiscal year ended December 31, 2009, it is possible that we may not generate significant revenues or profits in the foreseeable future or at all. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business and the market price of our common stock and may require us to raise additional capital, which may not be available on terms acceptable to us or at all.

Our success depends on the PokerPro system achieving and maintaining acceptance by casinos and poker players worldwide.

Our success depends on continued market acceptance of the PokerPro system among casinos and poker players. Casinos and poker players may not prefer to use the PokerPro system for a number of other reasons, including preference for live dealers, mistrust of technology and perceived lack of reliability.

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

Gehrig H. White, our Vice Chairman of the Board of Directors and beneficial owner of approximately 15% of our common stock, has disclosed in applications for the determination of suitability filed with gaming authorities that the IRS has recently completed an examination of his 2000 and 2001 federal individual income tax returns. The IRS previously issued an examination report showing a proposed income tax deficiency for Mr. White’s 2000 federal income tax return of $410,215 (plus additional interest and penalties attributable to that underpayment of tax) based on a disallowance of certain deductions for charitable contributions that Mr. White made to a foundation he established and mortgage interest that Mr. White paid to Legacy Capital, LLC, an affiliate of Merrill Scott. Merrill Scott is an investment advisor that was placed under receivership in 2002 by the SEC for violations of a variety of federal securities laws in connection with fraud and misappropriations of client funds by the firm through a scheme in which it obtained funds from its clients seeking above-market returns and other benefits. Mr. White is currently appealing the IRS’s proposed income tax deficiency. The IRS examination of Mr. White’s 2001 federal tax return resulted in the issuance of a notice of deficiency for additional income tax in the amount of $75,445 (plus additional interest and penalties attributable to that underpayment of tax). In his original 2001 federal tax return, Mr. White claimed deductions relating to a partnership investment he made after receiving advice from a law firm. The law firm subsequently informed Mr. White that the IRS had challenged the tax treatment of the investment structure and that he should file an amended return. Mr. White then filed an amended federal income tax return for 2001 eliminating the deductions relating to the partnership investment. He also paid the federal income taxes resulting from the elimination of such deductions. The IRS notice of deficiency assessed additional income taxes as the result of disallowing deductions for tax advice in connection with the partnership investment transaction and an accuracy penalty in connection with the losses claimed with respect to that investment. These amounts have been paid, which completes the audit process for Mr. White’s 2001 return. Due to the broad discretionary powers of gaming authorities, it is unknown what effect the IRS examinations of Mr. White’s federal income tax returns may have on Mr. White’s applications for a determination of suitability.

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

There are a number of companies that offer poker-related entertainment or manufacture and distribute automated gaming machines. These companies may have greater financial resources than we have. The primary barriers to entry are the establishment of relationships with the owners and operators of casinos and card clubs, the receipt of necessary regulatory approvals and the development of the technology necessary to create an automated poker table. It is likely that our potential competitors could include manufacturers of gaming devices that have already established such relationships and that have received some, if not all, of the regulatory approvals that would be required to market and sell automated poker tables in our target markets. Therefore, the barriers to entry discussed above may not pose a significant obstacle for such manufacturers if they sought to compete with us.

If we fail to protect our intellectual property rights, competitors may be able to use our technology, which could weaken our competitive position, reduce our net revenue and increase our costs.

Our long-term success will depend to some degree on our ability to protect the proprietary technology that we have developed or may develop or acquire in the future. Patent applications can take many years to issue and we can provide no assurance that any of these patents will be issued. If we are denied any or all of these patents, we may not be able to successfully prevent our competitors from imitating the PokerPro system or using some or all of the processes that are the subject of such patent applications. Such imitation may lead to increased competition within the finite market for the PokerPro system. Even if our pending patents are issued, our intellectual property rights may not be sufficiently comprehensive to prevent our competitors from developing similar competitive products and technologies. Although we may aggressively pursue anyone whom we reasonably believe is infringing upon our intellectual property rights, initiating and maintaining suits against third parties that may infringe upon our intellectual property rights will require substantial financial resources. We may not have the financial resources to bring such suits and if we do bring such suits, we may not prevail. Regardless of our success in any such actions, we could incur significant expenses in connection with such suits.

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

Our management team’s limited experience in the gaming market could increase costs, hamper our marketing strategies and delay our expansion.

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

We have reduced our operating expenses and significantly reduced the number of employees, placing significant demands on our operational and financial infrastructure. If we do not effectively manage our growth, our ability to develop and market the PokerPro system and the Heads-Up Challenge products could suffer, which could negatively affect our operating results.

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

We also rely on operators and distributors to market and distribute our products, and we rely on casino customers to operate poker rooms.  If our operators or distributors are unsuccessful, we may miss revenue-generating opportunities that might otherwise have been recognized.

Our failure to obtain any necessary additional financing would have a material adverse effect on our business.

In order to execute our business plan, we may need to seek additional equity or debt financing. We may not be able to obtain such additional equity or debt financing when we need it or at all. Even if such financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, sufficient additional financing in the future we may be unable to further protect our intellectual property sufficiently, meet customer demand for PokerPro systems and Heads-Up Challenge table or withstand adverse operating results. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even terminated and our ability to generate revenues would be negatively affected.

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

Change in business strategies could adversely impact market success or financial performance.

We recently changed the strategic focus of the company from traditional highly competitive North American poker markets to a more international focus.  The product may not be successful in those markets and operating in foreign countries carries additional operational, regulatory and currency risk than traditional U.S. markets.  If we are unsuccessful in those markets, or incur significant additional expenses to operate in those markets, our financial results could be negatively affected.

The concentration of our common stock ownership by our founders will limit your ability to influence corporate matters.

Our board members and corporate officers combined own approximately 42% of our common stock and therefore have significant influence over our management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that some of our shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. As a result, the market price of our common stock could be adversely affected.

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

Our Amended and Restated Articles of Incorporation provide that no person or entity may become the beneficial owner of 5% or more of our outstanding shares of common stock unless such person or entity agrees to provide personal background and financial information to, consent to a background investigation by and respond to questions from the applicable gaming authorities in any jurisdiction in which we do business or desire to do business. Our Amended and Restated Articles of Incorporation also provides that we may redeem any or all shares of common stock held by any person or entity whose status as a shareholder, in the opinion of our Board of Directors, jeopardizes the approval, continued existence or renewal of any regulatory approval we hold. The amount that we will pay for such redeemed shares will equal the highest closing price of our common stock, as reported on the NASDAQ Capital Market or other exchange or quotation service on which our common stock is then listed or quoted, during the 30 days immediately preceding the date on which notice of redemption is given. This provision may force you to sell your shares of common stock before you would choose to do so and may cause you to realize a loss on your investment.

Our common stock price has been volatile. Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable.

Historically, the market price of our common stock has fluctuated significantly. We believe factors such as the market’s acceptance of our products and the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable. During the one year period ending December 31, 2009, the closing price of our common stock as quoted on the NASDAQ Capital Market ranged from a low of $0.57 to a high of $1.82.

At its current stock price, the Company’s shares of Common Stock are at risk of being delisted by NASDAQ from trading since they trade at less than $1.00 per share.

The Company’s shares are trading below the minimum bid price required for continued listing on NASDAQ.  If the Company does not ultimately increase its stock price above $1.00 per share and maintain all other listing conditions, the Company could be required to execute a reverse stock split or take other actions to remain listed. If unsuccessful, the Company’s common stock could be delisted and transferred to the Over-The-Counter Bulletin Board quotation service.  On March 23, 2010, the Company received a letter from NASDAQ’s Listing Qualifications Department dated March 16, 2010 that stated that the Staff had made a determination that the Company’s common stock would be delisted from The NASDAQ Capital Market.  The determination was based on the fact that the bid price of the Company’s common stock had not closed above $1.00 for a consecutive period of ten days during the preceding 180 days.  The Company has appealed the Staff’s determination to a Hearing Panel and will present its plan to regain compliance, which may include a reverse stock split and other discussion of events that will enable it to regain compliance within a time period granted by the Hearing Panel.  Such time period may last up to an additional 180 days.  Pending its appeal, the Company’s common stock will continue to be listed on The NASDAQ Capital Market.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Item 1B.              Unresolved Staff Comments.

None.

Item 2.                 Properties.

We currently lease our corporate office and manufacturing facility. This facility is approximately 14,400 square feet and is located in Matthews, North Carolina. Our leased space is in good order and condition and is adequate to satisfy our current needs.  This facility is leased from an entity owned and controlled by our President and our Vice Chairman of the Board of Directors (see Note 13 – “Related Party Transactions”).

Item 3.                 Legal Proceedings.

On August 21, 2009, a complaint was filed against the Company in the United States District Court for the District of Nevada by Marvin Roy Feldman.  The plaintiff is seeking unspecified monetary damages related to the Company's distribution of PokerPro in Mexico.  The Company has retained counsel, and we believe that we have several meritorious defenses.  The Company intends to defend itself vigorously.

Item 4.                 Removed and Reserved.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Listing

Our common stock is traded on the NASDAQ Capital Market under the symbol PTEK.  The table below shows the high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ Capital Market.

	Market Prices of Common Stock
	2009		2008
Quarter ended	High	Low	High	Low
March 31	$1.69	$0.57	$8.54	$3.44
June 30	1.39	0.65	6.30	2.05
September 30	1.82	0.66	5.39	2.51
December 31	1.01	0.58	3.00	1.20

As of March 19, 2010, there were approximately 1,100 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On August 13, 2009, we entered into a Stock Purchase Agreement with ICP Electronics, Inc. pursuant to which we agreed to sell 565,000 shares of common stock to ICP Electronics. The shares of common stock that were sold were valued at a price of $0.85 per share and were exchanged with ICP Electronics for 191 Heads-Up Challenge units for immediate delivery.  As of October 9, 2009, we sold an additional 120,000 shares of our common stock to ICP Electronics pursuant to the Stock Purchase Agreement dated August 13, 2009.  The shares were valued at a price of $0.90 per share and were exchanged with ICP Electronics in payment for products and services.  The shares were sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(6) and Regulation S.

On August 28, 2009, we completed a private placement for $500,000, issuing 686,090 shares.  Lyle A. Berman, our Chairman, invested $250,000 to purchase 328,947 shares at $0.76, the consolidated closing bid price immediately preceding the transaction.  A second investor invested $250,000 to purchase 357,143 shares at $0.70. The shares were sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(6) and Regulation 506 under the Securities Act.

On September 10, 2009, we entered into binding agreements with three debt holders to convert an aggregate of $1.2 million principal amount of loans into 1,445,784 shares of common stock, at a conversion price of $0.83 per share, which represented the consolidated closing bid price on the NASDAQ Capital Markets exchange as of the close of the trading day immediately preceding these transactions. Lyle A. Berman, James T. Crawford and Arthur L. Lomax, all members of our Board of Directors, agreed to participate in the debt conversion. Mr. Berman converted $500,000, Mr. Crawford converted $500,000 and Mr. Lomax converted $200,000 of outstanding loan principal to common stock, in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 3(a)(9) and Section 4(6) of the Act.

Item 6.                 Selected Financial Data.

The following selected financial data has been derived from audited financial statements for the years ended December 31, 2009, 2008, 2007, 2006, and 2005. The selected financial data set forth below should be read together with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Item 8 – “Financial Statements and Supplementary Data” and the related notes to those consolidated financial statements appearing elsewhere in this report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts and table count/unit sales data)
Statement of operations data:
Revenue	$6,692	$14,425	$4,005	$1,980	$314
Operating loss	(5,278)	(7,282)	(13,414)	(9,886)	(3,891)
Net loss	(5,674)	(7,639)	(12,850)	(9,146)	(3,701)
EBITDAS(1)	(1,667)	(3,274)	(10,514)	(8,346)	(3,490)
Net cash used in operating activities	(2,306)	(6,521)	(14,394)	(10,161)	(5,114)
Net cash provided by ( used in) investing activities	3,851	1,918	1,246	6,677	(15,387)
Net cash provided by ( used in) financing activities	(2,389)	4,855	12,574	(37)	24,501

Loss per common share - basic and diluted:
Net loss per common share - basic and diluted(2)	$(0.47)	$(0.70)	$(1.23)	$(0.97)	$(0.49)
Weighted average common shares outstanding - basic and diluted(2)	11,967	10,941	10,463	9,471	7,517

Balance sheet data (at end of period):
Current assets	$4,616	$10,742	$11,122	$11,731	$21,441
Total assets	8,283	15,706	17,096	15,123	22,703
Current liabilities	1,863	5,533	2,429	1,003	214
Total liabilities	2,783	7,572	2,429	1,003	214
Shareholders' equity	5,500	8,134	14,667	14,120	22,489

Table count/ Unit sales data: (unaudited)
PokerPro table count end of year (3)	206	233	175	71	20
Heads-Up Challenge units sold	1,417	1,108	40	-	-

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

(2)
We were initially organized in August 2003 as a North Carolina corporation named National Card Club Corporation. From March 19, 2004 through July 27, 2004, we owned a majority interest in an affiliated limited liability company called PokerTek, LLC.  On July 27, 2004, PokerTek, LLC merged with and into National Card Club Corporation and we changed our name to PokerTek, Inc.  Pursuant to this merger, the equity interests in PokerTek, LLC that we owned were cancelled and all other equity interests in PokerTek, LLC were converted into common stock in PokerTek, Inc., as described in Part I, Item 1, “Business” of this Annual Report on Form 10-K.  The net loss per common share gives retroactive effect to the merger for the periods presented. As of December 31, 2009, 2008, 2007, 2006 and 2005, there were options to purchase an aggregate of 2,078,300, 2,023,263, 2,034,825, 1,600,650 and 1,053,650 shares, respectively. The options outstanding have no dilutive effect on net loss per common share.

(3)
Note that PokerPro table count information for prior periods has been adjusted.  In prior periods, table count included tables installed by PokerTek in North American markets plus all tables sold to Aristocrat. Now that the Company controls distribution and installation worldwide, table count includes those tables installed and available for play worldwide.

(4)	A reconciliation of net loss to EBITDAS is as follows:

	2009	2008	2007	2006	2005
EBITDAS Reconciliation
Net loss	$(5,674,211)	$(7,638,773)	$(12,849,616)	$(9,145,718)	$(3,700,544)
Interest (income) expense, net	287,956	94,285	(564,600)	(740,761)	(190,309)
Income tax provision	107,865	262,905	-	-	-
Other taxes	7,647	107,752	24,126	17,198	598
Depreciation	2,844,051	2,793,225	2,053,345	709,593	119,783
Stock-based compensation expense	759,673	1,106,113	822,349	813,316	280,212
EBITDAS	$(1,667,019)	$(3,274,493)	$(10,514,396)	$(8,346,372)	$(3,490,260)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition together with the Selected Financial Data and the audited and unaudited historical consolidated financial statements and related notes included elsewhere. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this prospectus. Actual results may differ materially from those contained in any forward-looking statements. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to our business.

Company Overview and Business Strategy

We are engaged in the development, manufacture and marketing of electronic software and hardware products, and we operate in two business segments - gaming and amusement.

Through our Gaming Business, we currently market our PokerPro® product to casinos, cruise line operators, racinos, card clubs and lotteries worldwide. Through our Amusement Business, we market our Heads-Up Challenge™ product to coin-op amusement operators, distributors, bars, and restaurants.

During 2009, we made significant changes to the Company’s marketing plans and business strategies for both our operating segments.  We also initiated expense reductions in all aspects of our operations to improve the Company’s financial performance.

For PokerPro, we transitioned the marketing strategy from highly competitive tradition gaming markets with large concentrations of poker tables to targeting those markets with less competition from manual poker. Those markets with lower competition and more favorable conditions for electronic tables games include cruise ships, racinos, international markets and certain other geographic areas where manual poker is not prevalent or not allowed. In connection with this transition, we increased our focus on penetrating international gaming markets, including Canada, Mexico and Europe.  We terminated Aristocrat’s exclusive distribution agreement in January 2010 and are beginning to market our products on a direct basis worldwide.  We believe this will allow us to focus more of our marketing and sales efforts on those markets that offer the best opportunity to build a strong recurring-revenue business.

For Heads-Up Challenge, we transitioned form selling exclusively through distributors to placing product on a recurring-license basis directly to operators and bars in the United States.  We continue to sell the product in international markets and in certain other circumstances in the United States.

These changes, along with the impact of recent macroeconomic conditions on the overall economy and the gaming and entertainment markets in particular, resulted in lower overall revenues, with lower one-time product sales and a higher proportion of recurring revenues.  As a result of higher margins on the recurring revenues and lower operating expenses, bottom line results improved during 2009.

We are committed to increasing our penetration in our new target market and controlling our spending. We expect our financial results for 2010 to continue to improve as we execute our strategic plan.  However, we have limited financial resources and our ability to raise capital on favorable terms is not known and may impact our ability to grow and to fully implement our strategic plans.  We also expect economic sluggishness and tight credit markets to continue during 2010, which may impact revenues from existing customers as well as our ability to attract new customers. Changes in consumer confidence and spending and/or significant changes in the gaming and amusement markets or our ability to obtain financing could have a material impact on our future consolidated financial position, results of operations or cash flows.

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenue. Revenue decreased by $7.7 million (54%) to $6.7 million for the year ended December 31, 2009 as compared to $14.4 million for the year ended December 31, 2008.  Revenues declined overall as our business shifted from a product sale focus, which produces larger up-front revenues, to a business with heavier emphasis on recurring license revenues which are spread over time

Gaming revenue decreased by $4.3 million (44%) to $5.4 million for the year ended December 31, 2009 as compared to $9.7 million for the year ended December 31, 2008.   During 2008, gaming revenue included $3.2 million in one-time product sales to Aristocrat for their distribution internationally, primarily in Europe. During 2009, there were no such product sales to Aristocrat and the revenue mix shifted to recurring revenue in the North American markets where we were distributing on a direct basis.  Subsequent to 2009, we terminated our exclusive international distribution agreement with Aristocrat and began distributing on a direct basis worldwide.

Amusement revenue decreased by $3.5 million (73%) to $1.3 million for the year ended December 31, 2009 as compared to $4.8 million for the year ended December 31, 2008.   Operators and distributors in the amusement industry were impacted rather severely by the combination of recession, currency fluctuations and credit tightening.  In addition, we took steps in 2009 to shift the business from traditional distribution to operator direct placements, which also results in heavier emphasis on recurring revenues which are spread over time.

Gross Profit.  Gross Profit was $2.5 million for the year ended December 31, 2009 and $5.4 million for the year ended December 31, 2008, a decrease of 54%.  Gross profit as a percent of revenue was 37% for both years.

The improvement in gross profit percent is directly attributable to improvements in the gaming segment where the PokerPro revenue mix shifted from lower margin one time product sales to higher margin recurring revenue business.  Gaming margins also benefited from reduced depreciation on leased assets.  The improvements in the gaming segment were offset by lower margins in the Amusement segment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased by $3.0 million (35%) to $5.5 million for the year ended December 31, 2009 as compared to $8.5 million for the year ended December 31, 2008. This decrease was primarily due to lower salaries and other employee-related expenses as a result of the headcount reductions and other cost reduction initiatives.

As a percentage of total revenues, SG&A expenses were 83% of total revenues for the year ended December 31, 2009, compared with 59% of total revenues for the comparable period in 2008 on lower product sale revenues.

Research and Development Expenses. Research and development expenses (“R&D”) decreased by $1.6 million (56%) to $1.2 million for the year ended December 31, 2009 as compared to $2.8 million for the year ended December 31, 2008. We continue to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features and to improve manufacturability.  However, as our Heads-Up Challenge and PokerPro products are now fully commercialized, we have been able to reduce spending on pre-production engineering and internal development efforts.

Depreciation.  Depreciation increased by $44,439 (21%) for the year ended December 31, 2009 to $254,699 from $210,260 for the year ended December 31, 2008. The increase in depreciation was primarily attributable to depreciation associated with our investment in capitalized software.

Interest Expense, net.  Interest expense, net increased $193,671 (205%) for the year ended December 31, 2009 to $287,956 from $94,285 for the year ended December 31, 2008.  We incurred interest expense in 2009 on the loan from our founders of $200,042 and recognized loan origination and unused line fees associated with the credit line from Silicon Valley Bank totaling $81,595.  In addition, we incurred interest on our capital lease of $4,843 and other miscellaneous interest expense of $1,476.  During 2008, we earned interest income on our ARS investments, which were liquidated on January 5, 2009.

Income Taxes.  Income tax provision was $107,865 for the year ended December 31, 2009 and $262,905 in the comparable period of 2008.  The decrease in income tax provision was attributable to lower withholding taxes in Canada.

Net Loss.  Net loss for the year ended December 31, 2009 was $5.7 million, an improvement of $2.0 million (26%) from $7.6 million for the year ended December 31, 2008.  Net loss per share, basic and diluted, was $0.47 per share for the year ended December 31, 2009, an improvement of $0.23 (33%) per share from $0.70 for the comparable period of 2008.   Net loss and net loss per share improved over the prior year as our cost reduction initiatives more than offset the decline in revenue.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenue. Revenue increased by $10.4 million (260%) to $14.4 million for the year ended December 31, 2008 as compared to $4.0 million for the year ended December 31, 2007 due to increases in gaming and amusement revenue.

Gaming revenue increased by $5.9 million (154%) to $9.7 million for the year ended December 31, 2008 as compared to $3.8 million for the year ended December 31, 2007.  The increase in gaming revenue was driven primarily by growth in the number of PokerPro systems deployed in casinos in the United States, Canada and on cruise ships and PokerPro systems sold to Aristocrat for deployment in international casinos.

Amusement revenue increased by $4.6 million (2,309%) to $4.8 million for the year ended December 31, 2008 as compared to $0.2 million for the year ended December 31, 2007.  The growth in amusement revenue was attributable to the launch of Heads-Up Challenge in late 2007.  For the year ended December 31, 2008 1,108 units were sold, as compared to 40 units sold for the year ended December 31, 2007.

Gross Profit.  Gross Profit was $5.4 million for the year ended December 31, 2008 and $0.4 million for the year ended December 31, 2007, an increase of 1,197%.  Gross profit as a percent of revenue improved to 37% from 10% for the years ended December 31, 2008 and 2007, respectively.

The improvement in gross profit percent was primarily driven by the combination of increased sales of Heads-Up Challenge, and the increase in gaming revenue.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $317,499 (4%) to $8.5 million for the year ended December 31, 2008 as compared to $8.9 million for the year ended December 31, 2007. This decrease was primarily due to lower legal and professional fees and other operating expenses.

Cost reduction initiatives significantly reduced the SG&A run rates on a quarterly basis since 2007, although relatively lower expenses during the first half of 2007 affect the year-over-year comparison.  As a percentage of total revenues, SG&A expenses improved to 59% of total revenues for the year ended December 31, 2008, compared with 221% of total revenues for the year ended December 31, 2007.

Research and Development Expenses. Research and development expenses decreased by $1.2 million (31%) to $2.8 million for the year ended December 31, 2008 as compared to $4.0 million for the year ended December 31, 2007. We continued to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features and to improve manufacturability.  However, as our Heads-Up Challenge and PokerPro products were fully commercialized, we were able to reduce spending on pre-production engineering and internal development efforts.

Depreciation.  Depreciation increased by $65,543 (45%) for the year ended December 31, 2008 to $210,260 from $144,717 for the year ended December 31, 2007.

Interest Income (Expense), net.  Interest income (expense), net changed by $658,885 (117%) for the year ended December 31, 2008 to an expense of $94,285 from $564,600 for the year ended December 31, 2007.  We incurred interest expense in 2008 on the loan from our founders, advances under the UBS credit facility, as well as origination and unused line fees associated with the line of credit from Silicon Valley Bank.  In addition, we earned higher amounts of interest income in 2007 than we did in 2008 as our average invested balances were higher in 2007 and the interest rates earned on our auction rate securities (“ARS”) declined from an average of 5.4% during 2007 to 2.9% during 2008 as a result of deteriorating conditions in the credit markets and the disruption of the ARS market.

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

Liquidity and Capital Resources

We have incurred net losses since inception.  We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock and loans.   During 2009, we renewed our credit facility, closed a private placement transaction and entered into several other transactions to provide additional capital. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Years Ended December 31,
	2009	2008	Change
Net cash used in operating activities	$(2,306,446)	$(6,521,360)	$4,214,914
Net cash provided by investing activities	3,850,551	1,918,287	1,932,264
Net cash provided by (used in) financing activities	(2,389,261)	4,854,623	(7,243,884)

Net increase (decrease) in cash and cash equivalents	(845,156)	251,550	(1,096,706)

Cash and cash equivalents, beginning of year	1,481,530	1,229,980

Cash and cash equivalents, end of period	$636,374	$1,481,530

For the year ended December 31, 2009, net cash used in operating activities improved $4.2 million (65%) to $2.3 million as compared to $6.5 million for the year ended December 31, 2008. The improvement in cash used in operating activities was primarily due to the reduction in net loss and reductions in working capital spending.  Our net loss improved by $2.0 million and we also significantly curtailed inventory purchases.

Net cash provided by investing activities increased $1.9 million (101%) to $3.9 million for the year ended December 31, 2009, from $1.9 million for the year ended December 31, 2008.  Cash provided by investing activities is primarily a function of investments and redemptions of our auction rate securities (“ARS”) portfolio which were liquidated in January 2009, and to a smaller degree, capital expenditures for assets used in our operations.

Net cash used in financing activities was $2.4 million for the year ended December 31, 2009, compared to cash provided by financing activities of $4.9 million during the year ended December 31, 2008.   During 2009, cash used in financing activities was primarily due to the repayment of the UBS Credit Facility which occurred as a result of the sale of the ARS investment, as well as payments on our capital lease obligation.  During 2008, cash provided from financing activities consisted primarily of proceeds from our loan to our founders ($2 million), and net advances from the UBS line of credit ($2.9 million).

Equity Offerings. On August 13, 2009, we entered into a Stock Purchase Agreement with ICP Electronics pursuant to which we agreed to sell 565,000 shares of common stock to ICP Electronics. The shares of common stock that were sold were valued at a price of $0.85 per share and were exchanged with ICP Electronics for 191 Heads-Up Challenge units for immediate delivery. As of October 9, 2009, we sold an additional 120,000 shares of our common stock to ICP Electronics pursuant to the Stock Purchase Agreement dated October 9, 2009.  The shares were valued at a price of $0.90 per share and were exchanged with ICP Electronics in payment for products and services. The shares were sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(6) and Regulation S. As of November 13, 2009, ICP Electronics owns 685,000, or 4.89% of our outstanding shares.

On August 28, 2009, we completed a private placement for $500,000, issuing 686,090 shares.  Lyle A. Berman, our Chairman, invested $250,000 to purchase 328,947 shares at $0.76, the consolidated closing bid price immediately preceding the transaction.  A second investor invested $250,000 to purchase 357,143 shares at $0.70. The shares were sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(6) and Regulation 506 under the Securities Act.

On September 10, 2009, we entered into binding agreements with three debt holders to convert an aggregate of $1.2 million principal amount of loans into 1,445,784 shares of common stock, at a conversion price of $0.83 per share, which represented the consolidated closing bid price on the NASDAQ Capital Markets exchange as of the close of the trading day immediately preceding these transactions. Lyle A. Berman, James T. Crawford and Arthur L. Lomax, all members of our Board of Directors, agreed to participate in the debt conversion. Mr. Berman converted $500,000, Mr. Crawford converted $500,000 and Mr. Lomax converted $200,000 of outstanding loan principal to common stock, in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 3(a)(9) and Section 4(6) of the Act.

Founders’ Loan. We have $0.8 million of debt outstanding under our Founders’ Loan following the issuance 1,445,784 shares of common stock to liquidate $1.2 million of the original $2.0 million loan.  The remaining $0.8 million has a maturity date of March 21, 2012 and provides that monthly interest payments, at the election of the holder, may be made in our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.

SVB Credit Facility.  We maintain a credit facility with Silicon Valley Bank to support our working capital needs (the “SVB Credit Facility”).  On July 23, 2009, we entered into amendments to the SVB Credit Facility, which extended the maturity date for the facility to July 23, 2010, adjusted the facility amount to have a Facility Limit of $2.5 million with maximum advances determined based on the composition of our eligible accounts receivable and inventory balances and modified certain other provisions of the facility.  The SVB Credit Facility has a one-year term and bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%. Availability as of December 31, 2009 was approximately $0.8 million based on our accounts receivable and inventory levels, and there were no amounts drawn.

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

Capital Lease Obligation:  During 2008, the Company entered into capital lease obligations totaling $73,273 to finance the purchase of a new internal-use ERP system. These capital lease obligations bear interest at an annual rate of 9.4% and have a term of 36 months, resulting in monthly payments of $2,396.  At the end of the lease term, the Company has the option to purchase the software for $101.  The net book value of the assets under lease at December 31, 2009 was $96,044.  Related depreciation expense recognized during the year ended December 31, 2009 was 51,784, resulting in accumulated depreciation of 61,024.

Operations and Liquidity Management.  Historically, we have incurred net losses and used cash from financing activities to fund its operations.  During 2009, we reduced our operating expenses, significantly improving our operating results and use of cash.  We also renewed our credit facility, closed a private placement transaction and entered into several other transactions to improve our liquidity. As of December 31, 2009, our cash balance was $0.6 million and availability from credit lines was approximately $0.8 million.  Cash used in operations for the year ended December 31, 2009 was $(2.3) million.  The level of additional cash needed to fund operations  and the Company’s ability to conduct its business for the next year is influenced primarily by the following factors (please see Item 1A, “Risk Factors” for discussion of other risks and uncertainties that may also impact our liquidity):

—
The pace of growth in the gaming business and the related investments in inventory and spending on development and regulatory efforts.  The transition to a heavier mix of recurring revenue which generates stronger long term margins and profitability, also requires investment in inventory and generates less upfront cash than a product sale business

—
The pace of growth in sales of our amusement business and the related investments inventory and purchase commitments. The company transitioned its domestic business to a recurring revenue licensing business and is balancing that business with product sales internationally and in certain other circumstance to generate cash flow.

—	Our ability to control operating expenses as the business grows internationally and becomes more geographically diverse.

—	Our ability to negotiate favorable payment terms with our customers and vendors.

—	Our ability to access the capital markets and maintain availability under our credit lines.

—	The impact of the economy or other factors on customers and suppliers, including the impact on demand for our products and customers’ ability to pay on a timely basis.

Our operating plan for 2010 is to balance revenue growth with operating expense control and working capital management, while carefully monitoring the impact of growth on cash needs and cash balances. We have demonstrated a trend of improving operating results and reduced use of cash during the second half of 2009 and we expect those improving trends to continue into 2010 as we deploys our inventory to generate additional revenue and cash flow We may also seek to raise additional capital or expand our credit facilities to bolster liquidity and to accelerate business growth during 2010.

Impact of Inflation

To date, inflation has not had a material effect on our net sales, revenues or income from continuing operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2009:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$962,000	$72,000	$890,000	$-	$-
Operating lease obligations(2)	279,440	181,840	97,600	-	-
Capital lease obligations(3)	41,498	28,747	12,751	-	-
Purchase obligations(4)	842,169	842,169	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$2,125,107	$1,124,756	$1,000,351	$-	$-

(1)	Represents the outstanding principal amount and cash interest at the rate of 9% annually on our Founders’ Loan.

(2)	Represents operating lease agreements for office and storage facilities and office equipment.

(3)	Represents outstanding principal and interest payable under capital lease obligations related to our purchase of internal-use ERP system.

(4)	Represents open purchase orders with our vendors, primarily purchase obligations for Heads-Up Challenge.

Customer Dependence

As of December 31, 2009, five of our customers made up approximately 60% of our total revenues.  The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

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

We believe that of our significant accounting policies, which are described in “Note 1 –Nature of Business and Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue recognition: We recognize revenue as it is earned in accordance with generally accepted accounting principles.  If multiple product deliverables are included under a sale or license agreement, we allocate revenue to each product based upon their respective fair values in relation to the total contract value and defers revenue recognition on those deliverables that have not met all requirements of revenue recognition.

Revenues from product sales, including sales of casino products to Aristocrat International Pty. Limited (“Aristocrat”), the Company’s international distributor (through January 15, 2010) for PokerPro gaming products and a significant shareholder, are recognized when all of the following have occurred:

•	Persuasive evidence of an arrangement exists;
•	The fee is fixed or determinable;
•	Delivery has occurred;
•	Collectibility is reasonably assured; and
•	Title and risk of loss have passed to the customer.

In many cases, arrangements include recurring fees based on either a fixed monthly fee or a pre-determined percentage of the amount the casino or card club charges for each hand of poker (the “rake”).  In some cases, we may also charge separately for installation, training and post-contract customer support (“PCS”).  Where we are responsible for performing initial installation and training, all revenue is deferred until such time as those services have been rendered.  Following installation, license and service fees are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable and collectability is reasonably assured. This normally occurs on a monthly basis as the amounts contractually due are computed and invoiced, PCS is delivered and all other revenue recognition criteria is satisfied.

In cases where upfront fees are charged upon delivery of hardware and we are responsible for delivering other services such as maintenance and support following installation, the delivery of hardware is generally not considered a separate deliverable, and the upfront fees are recognized ratably.

Research and development: Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations, except when certain qualifying expenses are capitalized.  Capitalization of development costs of software products begins once the technological feasibility of the product is established.  Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins.  As of December 31, 2009 and 2008, no amounts had been capitalized as technological feasibility is generally established at or near the time of general release. Research and development costs include salaries, benefits, travel and other internal costs allocated to software and hardware development efforts, as well as purchased components, engineering services and other third-party costs.

Inventories: Inventories are stated at the lower of cost or market, where cost is determined on a first-in, first-out basis.  Inventories also include parts from PokerPro systems that have been used at customer sites and returned for refurbishment and subsequent redeployment with customers.  Those inventory items are stated at the lower of cost or market, where cost is determined based on the undepreciated cost of the returned items. We regularly review inventory for slow moving, obsolete and excess characteristics and evaluate whether inventory is stated at the lower of cost or net realizable value.

PokerPro systems, Heads-Up Challenge units and property and equipment: PokerPro systems and Heads-Up Challenge units represent equipment owned by PokerTek.  The majority of this equipment is operated at customer sites pursuant to contractual license agreements.  PokerPro systems may also include equipment used for demonstration or testing purposes.

PokerPro systems and Heads-Up Challenge units are transferred from the Company’s respective inventory accounts to the PokerPro systems and Heads-Up Challenge units accounts at the time the units are fully assembled, configured, tested and otherwise ready for use by a customer.  Because the configuration of each PokerPro system is unique to the specific customer environment in which it is being placed, the final steps to configure and test the unit generally occur immediately prior to shipment.  Depreciation expense for PokerPro systems begins in the month of transfer of each PokerPro system from the inventory account to the PokerPro systems account.

PokerPro systems, Heads-Up Challenge units and property and equipment are stated at cost, less accumulated depreciation. We include an allocation of direct labor, indirect labor and overhead for each PokerPro system. Costs not clearly related to the procurement, manufacture and implementation are expensed as incurred.  As PokerPro systems are returned from customer sites, the hardware components are dismantled and transferred to inventory at depreciated cost, and all labor, overhead and installation costs capitalized in connection with the original installation is expensed immediately. As the systems are returned to the warehouse, the various hardware components are individually taken apart, inspected, tested, thoroughly cleaned and refurbished with new components as needed for redeployment.  Unusable parts are scrapped. Refurbished systems are transferred from inventory to the PokerPro systems account and depreciated over their estimated useful life in a manner consistent with new PokerPro systems described above.

Depreciation is computed using the straight-line method over the estimated useful life of the asset.  Estimated useful lives are generally three years for PokerPro systems and Heads-Up Challenge units and five years for internal-use equipment and office furniture. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the improvement.  Expenditures for maintenance and repairs are expensed as incurred.

We evaluate property and equipment for impairment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, we evaluate the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

Share-based compensation: We value our stock options issued based upon the Black-Scholes option pricing model and recognized the compensation over the period in which the options vest.  There are inherent estimates made by management regarding the calculation of stock option expense, including volatility, expected life and forfeiture rate (see Note 11 – “Shareholders’ Equity – Stock Incentive Plan”).

For stock options issued subsequent to January 1, 2006, we recognized compensation expense for options that vest over time using the straight-line attribution approach.  For time-based options issued prior to January 1, 2006, we continue to use the graded attribution approach. For performance based options issued to third parties, compensation expense is determined at each reporting date in accordance with the fair value method. Until the measurement date is reached, the total amount of compensation expense remains uncertain. Compensation expense is recorded based on the fair value of the award at the reporting date and then revalued, or the total compensation is recalculated, based on the current fair value at each subsequent reporting date.

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

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  The guidance addresses restrictions on the transfer of a liability and clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability.  The guidance is effective for our fourth quarter period beginning October 1, 2009. The adoption and application of this guidance did not have any effect on our results of operations, financial condition, or cash flows.

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

In May 2009, the FASB issued guidance requiring disclosures regarding subsequent events for events or transactions that occur after the balance sheet date but before the financial statements are issued, for public companies, and requires disclosure of the date through which an entity has evaluated subsequent events.  This guidance was effective for interim reporting periods ending after June 15, 2009.  The adoption and application of this guidance did not have any effect on our results of operations, financial condition, or cash flows.

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, as well as disclosures in summarized financial information at interim reporting periods. This statement was effective for interim reporting periods ending after June 15, 2009, and its adoption did not have a material effect on our results of operations, financial condition or cash flows

Item 7A.              Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks from both changes in interest rates and foreign exchange rates.  A discussion of our primary market risks is presented below:

Cash and investments. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2009, the carrying value of our cash and cash equivalents approximated fair value.

We do not use derivative financial instruments for speculation, or trading purposes.

Fixed rate debt. On July 9, 2009, the Founders’ Loan was amended to provide that monthly interest payments may be made, at the election of the holder, in our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.  In addition, the maturity date of the loan was extended to March 21, 2012.  As market interest rates fluctuate, the fair value of our founders’ debt will also fluctuate.  The estimated fair value of our founders’ loan as of December 31, 2009 was $0.8 million.  We estimate a 10% increase in interest rates would decrease the fair value by less than $0.1 million.  These changes would impact the fair value disclosures for this financial instrument, but would have no impact on interest expense paid or recognized in the consolidated statement of operations as the loan bears a fixed interest rate.

Variable rate debt.  Our SVB Credit Facility bears interest at variable rates based on spreads over Prime.  As of December 31, 2009, availability was approximately $0.8 million with no borrowings outstanding.  A change in average interest rates would not have had a significant effect on net interest expense during 2009, as there were no balances outstanding under the SVB Credit Facility.  As of December 31, 2009, the carrying value of our variable rate debt instruments approximated fair value.

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

Our dependence on foreign customers and suppliers means, in part, that we are affected by changes in the relative value of the U.S. dollar to foreign currencies, particularly the British pound, Euro, Canadian dollar, Mexican peso and Taiwan dollar.  Although our receipts from foreign customers and our purchases of foreign products are principally negotiated and paid for in U.S. dollars, changes in the applicable currency exchange rates might negatively affect the profitability and business prospects of our customers and vendors.  This, in turn, might cause such vendors to demand higher prices, delay shipments or discontinue selling to us.  This also might cause such customers to demand lower prices, delay or discontinue purchases of our products or demand other changes to the terms of our relationships.  These situations could in turn ultimately reduce our revenues or increase our costs, which could have a material adverse effect on our business, financial condition or results of operations.

We do not use derivative financial instruments for speculation or trading purposes or engage in any other hedging strategies with regard to our foreign currency risk.

Item 8.                  Financial Statements and Supplementary Data.

The information required by this Item is submitted as a separate section of this Annual Report commencing on page F-1 attached hereto.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of and for the period ended December 31, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The Company made changes to its internal controls during the fourth quarter of 2009 in connection with the implementation of the inventory, fixed asset, MRP and other modules of its new ERP system in order to address previously identified significant deficiencies in internal control.  During the fourth quarter and continuing into 2010, we were continuing to formalize and test those new procedures and controls in connection with the transition to the new system and can provide no assurance that all significant deficiencies will be resolved by the new systems and controls.  These significant deficiencies have been reported to our Audit Committee by our management and to our independent registered public accounting firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.               Other Information.

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2010 Annual Meeting of Shareholders to be filed with the SEC under the headings “Board of Directors and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 11.               Executive Compensation.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2010 Annual Meeting of Shareholders to be filed with the SEC under the headings “Executive Compensation” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2010 Annual Meeting of Shareholders to be filed with the SEC under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions and Director Independence.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2010 Annual Meeting of Shareholders to be filed with the SEC under the headings “Related Person Transactions” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 14.               Principal Accounting Fees and Services.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2010 Annual Meeting of Shareholders to be filed with the SEC under the headings “Independent Registered Public Accounting Firm Fee Information” and “Audit Committee Pre-Approval Policy” and is incorporated herein by reference.

PART IV

Item 15.               Exhibits, Financial Statement Schedules.

(a)           The following documents are filed as a part of this Form 10-K:

1.      Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K beginning on page F-1:

—	Report of Independent Registered Public Accounting Firm;

—	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007;

—	Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008;

—	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007;

—	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007; and

—	Notes to Consolidated Financial Statements.

2.      Financial Statement Schedules

The following financial statement schedule is included in a separate section of this Annual Report on page S-1:

—	Valuation and Qualifying Accounts and Reserves

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

PokerTek, Inc.

Date: March 31, 2010	By:	/s/ Mark D. Roberson
Mark D. Roberson Chief Executive Officer, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Mark D. Roberson	Date:	March 31, 2010
Name:	Mark D. Roberson
Title:	Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/	Lyle A. Berman	Date:	March 31, 2010
Name:	Lyle A. Berman
Title:	Chairman of the Board of Directors

/s/	Gehrig H. White	Date:	March 31, 2010
Name:	Gehrig H. White
Title:	Vice Chairman of the Board of Directors

/s/	James T. Crawford, III	Date:	March 31, 2010
Name:	James T. Crawford, III
Title:	President, Secretary and Director

/s/	Joseph J. Lahti	Date:	March 31, 2010
Name:	Joseph J. Lahti
Title:	Director

/s/	Arthur L. Lomax	Date:	March 31, 2010
Name:	Arthur L. Lomax
Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PokerTek, Inc.
Matthews, North Carolina

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PokerTek, Inc.

We have audited the accompanying consolidated balance sheets of PokerTek, Inc.(“PokerTek” or the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules of PokerTek, Inc. listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except for the information discussed above, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PokerTek as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We were not engaged to examine management's assessment of the effectiveness of PokerTek’s internal control over financial reporting as of December 31, 2009, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
Charlotte, NC
March 31, 2010

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
Revenue:
Gaming	$5,413,822	$9,668,656	$3,807,244
Amusement	1,278,526	4,756,068	197,447
Total revenue	6,692,348	14,424,724	4,004,691

Cost of Revenue:
Gaming	3,015,451	5,699,962	3,314,603
Amusement	1,194,870	3,373,551	277,412
Cost of revenue	4,210,321	9,073,513	3,592,015

Gross profit	2,482,027	5,351,211	412,676
Operating Expenses:
Selling, general and administrative	5,535,674	8,549,878	8,867,377
Research and development	1,210,371	2,766,543	3,992,449
Share-based compensation expense	759,673	1,106,113	822,349
Depreciation	254,699	210,260	144,717
Total operating expenses	7,760,417	12,632,794	13,826,892

Operating loss	(5,278,390)	(7,281,583)	(13,414,216)

Interest income (expense), net	(287,956)	(94,285)	564,600

Net loss before income taxes	(5,566,346)	(7,375,868)	(12,849,616)

Income tax provision	(107,865)	(262,905)	-

Net loss	$(5,674,211)	$(7,638,773)	$(12,849,616)

Net loss per common share - basic and diluted	$(0.47)	$(0.70)	$(1.23)

Weighted average common shares outstanding - basic and diluted	11,966,928	10,941,117	10,462,912

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$636,374	$1,481,530
Investments	-	3,900,000
Accounts receivable, net	1,187,668	1,600,464
Inventory	2,482,239	3,547,099
Prepaid expenses and other assets	169,845	213,222
Total current assets	4,476,126	10,742,315

Other assets:
PokerPro systems, net	2,408,161	3,821,376
Heads-Up Challenge units, net	570,425	-
Property and equipment, net	394,522	599,772
Other assets	433,865	542,214

Total assets	$8,283,099	$15,705,677

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$518,476	$1,590,681
Accrued liabilities	822,784	859,179
Deferred revenue	495,767	194,051
Long-term debt, current portion	26,239	2,889,261
Total current liabilities	1,863,266	5,533,172

Long-term liabilities:
Deferred revenue	106,939	-
Long-term debt	812,396	2,038,635
Total long-term liabilities	919,335	2,038,635

Total liabilities	2,782,601	7,571,807

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 14,015,658 and 11,021,429 shares at December 31, 2009 and December 31, 2008, respectively	-	-
Additional paid-in capital	45,500,172	42,459,333
Accumulated deficit	(39,999,674)	(34,325,463)
Total shareholders' equity	5,500,498	8,133,870

Total liabilities and shareholders' equity	$8,283,099	$15,705,677

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2006	9,472,020	$-	$27,956,685	$(13,837,074)	$14,119,611

Net proceeds from private placement of common stock	1,444,444	-	12,507,578	-	12,507,578
Stock options exercised	18,000	-	66,608	-	66,608
Share-based compensation	-	-	822,349	-	822,349
Net loss	-	-	-	(12,849,616)	(12,849,616)
Balance, December 31, 2007	10,934,464	-	41,353,220	(26,686,690)	14,666,530

Stock warrants exercised	86,965	-	-	-	-
Share-based compensation	-	-	1,106,113	-	1,106,113
Net loss	-	-	-	(7,638,773)	(7,638,773)
Balance, December 31, 2008	11,021,429	-	42,459,333	(34,325,463)	8,133,870

Net proceeds from private placement of common stock	686,090	-	500,000	-	500,000
Stock issued as payment for inventory	685,000	-	588,250	-	588,250
Conversion of debt to common stock	1,445,784	-	1,200,000	-	1,200,000
Stock issued as payment for interest	56,086	-	43,916	-	43,916
Stock warrants exercised	69,754	-	-	-	-
Share-based compensation	51,515	-	708,673	-	708,673
Net loss	-	-	-	(5,674,211)	(5,674,211)
Balance, December 31, 2009	14,015,658	$-	$45,500,172	$(39,999,674)	$5,500,498

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(5,674,211)	$(7,638,773)	$(12,849,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,771,889	2,793,225	2,053,345
Amortization	72,162	-	-
Share-based compensation expense	759,673	1,106,113	822,349
Provision for accounts and other receivables	44,440	14,672	47,129
Changes in assets and liabilities:
Accounts and other receivables	368,356	(646,600)	(743,276)
Prepaid expenses and other assets	151,726	(47,208)	(158,373)
Inventory	1,653,110	(904,618)	(741,485)
PokerPro systems	(1,176,137)	(1,412,707)	(4,250,373)
Heads-Up Challenge	(570,425)	-	-
Accounts payable and accrued expenses	(1,115,684)	420,385	1,026,289
Deferred revenue	408,655	(205,849)	399,900
Net cash used in operating activities	(2,306,446)	(6,521,360)	(14,394,111)
Cash flows from investing activities:
Purchases of property and equipment	(49,449)	(131,713)	(353,596)
Sale of investments	3,900,000	2,050,000	28,600,000
Purchase of investments	-	-	(27,000,000)
Net cash provided by investing activities	3,850,551	1,918,287	1,246,404
Cash flows from financing activities:
Proceeds from long-term debt	-	2,000,000	-
Proceeds from short-term debt	-	3,060,443	-
Repayments of short-term debt	(2,865,357)	(195,086)	-
Proceeds from issuance of common stock, net of expenses	500,000	-	12,507,578
Proceeds from common stock options exercised	-	-	66,608
Repayments of capital lease	(23,904)	(10,734)	-
Net cash provided by (used in) financing activities	(2,389,261)	4,854,623	12,574,186
Net increase (decrease) in cash and cash equivalents	(845,156)	251,550	(573,521)
Cash and cash equivalents, beginning of year	1,481,530	1,229,980	1,803,501
Cash and cash equivalents, end of period	$636,374	$1,481,530	$1,229,980

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$191,718	$265,375	$4,450
Income taxes	$123,205	$242,337	$-

Non-cash transactions:
Issuance of common shares in satisfaction of long-term debt	$1,200,000	$-	$-
Issuance of common shares as payment for inventory	$588,250	$-	$-
Issuance of common shares as payment of interest	$43,916	$-	$-
Capital lease obligation	$-	$73,273	$-

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Basis of Presentation and Principles of Consolidation

These consolidated financial statements include the accounts of PokerTek, Inc. and its consolidated subsidiaries.  They have been prepared by the Company in accordance with accounting principles generally accepted in the United States.  The financial statements of the Company’s foreign subsidiary are measured using the U.S. dollar as the functional currency. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Revenue recognition: The Company recognizes revenue as it is earned in accordance with generally accepted accounting principles.  If multiple product deliverables are included under a sale or license agreement, the Company allocates revenue to each product based upon their respective fair values in relation to the total contract value and defers revenue recognition on those deliverables that have not met all requirements of revenue recognition.

Revenues from product sales, including sales of casino products to Aristocrat International Pty. Limited (“Aristocrat”), the Company’s international distributor for PokerPro gaming products (through January 15, 2010) and a significant shareholder, are recognized when all of the following have occurred:

•	Persuasive evidence of an arrangement exists;
•	The fee is fixed or determinable;
•	Delivery has occurred;
•	Collectibility is reasonably assured; and
•	Title and risk of loss have passed to the customer.

In many cases, arrangements include recurring fees based on either a fixed monthly fee or a pre-determined percentage of the amount the casino or card club charges for each hand of poker (the “rake”).  In some cases, the Company may also charge separately for installation, training and post contract customer support (“PCS”).  Where the Company is responsible for performing initial installation and training, all revenue is deferred until such time as those services have been rendered.  Following installation, license and service fees are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable and collectability is reasonably assured. This normally occurs on a monthly basis as the amounts contractually due are computed and invoiced, PCS is delivered and all other revenue recognition criteria are satisfied.

In cases where upfront fees are charged upon delivery of hardware and the Company is responsible for delivering other services such as maintenance and support following installation, the delivery of hardware is generally not considered a separate deliverable and the upfront fees are recognized ratably.

Cash and cash equivalents: The Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investments in Auction Rate Securities (“ARS”): The Company accounts for its auction rate securities at fair value.

Concentrations of credit risk: Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivables. The Company’s credit risk is managed by investing primarily in high-quality money market instruments and accounts guaranteed by the U.S. government and its agencies.

Receivables and allowance for doubtful accounts: The Company monitors its exposure for credit losses on its customer receivable balances and the credit worthiness of its customers on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. As of December 31, 2009 and December 31, 2008, the Company recorded an allowance for doubtful accounts of $157,170 and $81,403, respectively. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

Deferred licensing fees: Deferred licensing fees consist of amounts paid to various regulatory agencies. As approvals are obtained, the Company begins expensing the fees over the estimated term of the license.  Deferred licensing fees are included in other assets on the consolidated balance sheets.

Patents. Legal fees and application costs related to the Company’s patent application process are expensed as incurred. There is a high degree of uncertainty in the outcome of approval for any of the Company’s patents.

Research and development: Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations, except when certain qualifying expenses are capitalized.  Capitalization of development costs of software products begins once the technological feasibility of the product is established.  Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins.  As of December 31, 2009 and 2008, no amounts had been capitalized as technological feasibility is generally established at or near the time of general release. Research and development costs include salaries, benefits, travel and other internal costs allocated to software and hardware development efforts, as well as purchased components, engineering services and other third-party costs.

Advertising: Advertising and promotional costs are expensed as incurred. Advertising costs for the years ended December 31, 2009, 2008 and 2007 were $10,897, $41,859, and $129,625, respectively.

Inventories: Inventories are stated at the lower of cost or market, where cost is determined on a first-in, first-out basis.  Inventories also include parts from PokerPro systems that have been used at customer sites and returned for refurbishment and subsequent redeployment with customers.  Those inventory items are stated at the lower of cost or market, where cost is determined based on the undepreciated cost of the returned items. We regularly review inventory for slow moving, obsolete and excess characteristics and evaluate whether inventory is stated at the lower of cost or net realizable value.

PokerPro systems, Heads-Up Challenge units and property and equipment: PokerPro systems and Heads-Up Challenge units represent equipment owned by PokerTek.  The majority of this equipment is operated at customer sites pursuant to contractual license agreements.  PokerPro systems may also include equipment used by the Company for demonstration or testing purposes.

PokerPro systems and Heads-Up Challenge units are transferred from the Company’s respective inventory accounts to the PokerPro systems and Heads-Up Challenge units accounts at the time the units are fully assembled, configured, tested and otherwise ready for use by a customer.  Because the configuration of each PokerPro system is unique to the specific customer environment in which it is being placed, the final steps to configure and test the unit generally occur immediately prior to shipment.  Depreciation expense for PokerPro systems begins in the month of transfer of each PokerPro system from the Company’s inventory account to the PokerPro systems account.

PokerPro systems, Heads-Up Challenge units and property and equipment are stated at cost, less accumulated depreciation. The Company includes an allocation of direct labor, indirect labor and overhead for each PokerPro system. Costs not clearly related to the procurement, manufacture and implementation are expensed as incurred.  As PokerPro systems are returned from customer sites, the hardware components are dismantled and transferred to inventory at depreciated cost, and all labor, overhead and installation costs capitalized in connection with the original installation are expensed immediately. As the systems are returned to the Company’s warehouse, the various hardware components are individually taken apart, inspected, tested, thoroughly cleaned and refurbished with new components as needed for redeployment.  Unusable parts are scrapped. Refurbished systems are transferred from inventory to the PokerPro systems account and depreciated over their estimated useful life in a manner consistent with new PokerPro systems described above. In addition, when the Company’s products have been delivered but the revenue associated with the arrangement has been deferred, the Company transfers the balance from inventory to PokerPro systems. This balance is then charged to customer revenue as the related deferred revenue is recognized.

Depreciation is computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally three years for PokerPro systems and Heads-Up Challenge units and five years for internal-use equipment and office furniture. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the improvement.  Expenditures for maintenance and repairs are expensed as incurred.

The Company evaluates property and equipment for impairment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

Offering costs: Offering costs incurred in connection with the Company’s equity offerings, consisting principally of legal, accounting and underwriting fees, have been charged to additional paid in capital.  As of December 31, 2009, approximately $3.2 million of offering costs on a cumulative basis had been incurred.   During 2009, no additional offering costs were incurred.

Income taxes: The Company accounts for income taxes and uncertain tax positions in accordance with generally accepted accounting principles. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The accounting for income taxes involves significant judgments and estimates and deals with complex tax regulations. The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences (see Note 12 – “Income Taxes”).

Effective January 2007, the Company adopted the Financial Accounting Standards Board’s guidance on accounting for uncertainty in income taxes which  requires a company to evaluate whether the tax position will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company's policy is to include interest and penalties recognized in conjunction with uncertain tax positions as a component of income tax expense. No interest or penalties were recognized to date as the amounts did not result in a reduction of income taxes previously payable by the Company.

Earnings (loss) per share: The Company computes earnings (loss) per share in accordance with generally accepted accounting principles which require presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potential dilutive shares due to their anti-dilutive effect.

Share-based compensation: The Company values its stock options issued based upon the Black-Scholes option pricing model and recognizes the compensation over the period in which the options vest.  There are inherent estimates made by management regarding the calculation of stock option expense, including volatility, expected life and forfeiture rate (see Note 11 – “Shareholders’ Equity – Stock Incentive Plan”).

For stock options issued subsequent to January 1, 2006, the Company recognizes compensation expense for options that vest over time using the straight-line attribution approach.  For time-based options issued prior to January 1, 2006, the Company continues to use the graded attribution approach. For performance-based options issued to third parties, compensation expense is determined at each reporting date in accordance with the fair value method. Until the measurement date is reached, the total amount of compensation expense remains uncertain. Compensation expense is recorded based on the fair value of the award at the reporting date and then revalued, or the total compensation is recalculated, based on the current fair value at each subsequent reporting date.

Warrants: The Company evaluates its outstanding warrants at issuance and at each quarter end.  As a result of its evaluation and analysis, management determined that its warrants should be classified as equity instruments in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments.  Under generally accepted accounting principles, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The fair value hierarchy for measurement and disclosure of the fair value for financial instruments is as follows: Level 1 inputs as quoted prices in active markets for identical assets or liabilities; Level 2 inputs as observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and Level 3 inputs as unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models or instruments for which the determination of fair value requires significant management judgment or estimation.

The fair value of financial assets and liabilities is determined at each balance sheet date and future declines in market conditions, the future performance of the underlying investments or new information could affect the recorded values of the Company’s investments.

Subsequent Events – Management has evaluated all events and transactions that occurred from January 1, 2010 through the date these consolidated financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements. There were no material subsequent events required to be recognized or disclosed in the financial statements.

Reclassifications: Certain reclassifications of previously reported balances have been made to conform with the current presentation. These reclassifications primarily were to present revenues by segment and to present gross profit on the face of the statements of operations.   In connection with the presentation of gross profit, certain costs which had previously been classified as selling, general and administrative were reclassified to cost of revenue.  Management believes that the reclassifications improve the usefulness of the financial information for the reader and are consistent with the manner in which financial information is reviewed by management for internal decision making.  Such reclassifications had no impact on previously reported net loss or shareholders’ equity.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which amended the accounting requirements regarding revenue recognition for software. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. This guidance is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance which amended the accounting requirements regarding revenue recognition.  The objective of this update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  This guidance is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted.  Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued authoritative guidance on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009. This guidance was amended in February 2010. It requires public reporting companies to evaluate subsequent events through the date that the financial statements are issued. The adoption did not impact our consolidated financial position, results of operations or cash flows.

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

Note 2. Operations and Liquidity Management.

Historically, the Company has incurred net losses and used cash from financing activities to fund its operations.  During 2009, the Company reduced its operating expenses in order to improve its operating results and use of cash.  The Company also renewed its credit facility, closed a private placement transaction and entered into several other transactions to improve its liquidity.  As of December 31, 2009, the Company’s cash balance was approximately $0.6 million and its availability from its credit line was approximately $0.8 million.  Cash used in operations for the year ended December 31, 2009 was approximately $(2.3) million.  The level of additional cash needed to fund operations and the Company’s ability to conduct its business for the next year is influenced primarily by the following factors:

Gaming:
●	The pace of growth and the related spending on market penetration, regulatory efforts and related investments in inventory.

●
The successful transition to a heavier mix of recurring revenue, which generates less upfront cash compared to selling directly to an international distributor but still requires significant investments in inventory.

Amusement:
●	The pace of growth and the related spending on investments in inventory and existing purchase commitments.

●	The successful transition of its domestic business to a recurring revenue licensing business and balancing that business with product sales internationally to generate cash flow.

Corporate:
● ● ●
Management’s ability to control operating expenses as  the business grows internationally and becomes more geographically diverse.

Management’s ability to negotiate favorable payment terms with our customers and vendors.

Management’s ability to access the capital markets and maintain availability under its credit line.

●	The impact of the economy or other factors on customers and suppliers, including the impact on demand for the Company’s products and customers’ ability to pay on a timely basis.

Management’s operating plan for 2010 is to balance revenue growth with operating expense control and working capital management while carefully monitoring the impact of growth on cash needs and cash balances.  Should it become necessary, management plans to reduce expenditures related to inventory procurement and decrease variable operating expenses.  In addition, management may also seek to raise additional capital or expand its credit facilities to bolster liquidity and to accelerate business growth during 2010.

Note 3. Investments in Auction Rate Securities (“ARS”)

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

The following table presents information about the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Level 3 Auction Rate Securities	Level 3 Rights Option	Level 3 Total

Balance at December 31, 2007	$-	$-	$-
Sales, net	-	-	-
Transfers to Level 3	3,275,710	624,290	3,900,000
Included in accumulated other comprehensive loss	-	-	-

Balance at December 31, 2008	$3,275,710	$624,290	$3,900,000
Sales, net	(3,275,710)	(624,290)	(3,900,000)
Transfers to Level 3	-	-	-
Included in accumulated other comprehensive loss	-	-	-
Balance at December 31, 2009	$-	$-	$-

Note 4. Inventory

Inventory at December 31, 2009 and 2008 consist of the following:
	December 31,	December 31,
	2009	2008

Raw materials and components	2,141,139	$1,341,933
PokerPro systems in process	$458,078	611,974
Finished goods	$241,858	1,859,515
Reserve	$(358,836)	(266,323)
Inventory, net	$2,482,239	$3,547,099

Note 5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31, 2009 and 2008 consist of the following:

	December 31,	December 31,
	2009	2008

Prepaid expenses	$103,053	$162,249
Other	66,792	50,973
Prepaid expenses and other assets	$169,845	$213,222

Deferred licensing fees, net	$364,482	$488,280
Other	69,383	53,934
Other assets	$433,865	$542,214

Note 6.  PokerPro Systems and Heads-Up Challenge units

PokerPro systems and Heads-Up Challenge units at December 31, 2009 and 2008 consist of the following:

	December 31,	December 31,
	2009	2008

PokerPro systems	$7,831,243	$8,749,414
Less: accumulated depreciation	(5,423,082)	(4,928,038)
PokerPro systems, net	$2,408,161	$3,821,376

Heads-Up Challenge units	$622,263	$-
Less: accumulated depreciation	(51,838)	-
Heads-Up Challenge units, net	$570,425	$-

Note 7. Property and Equipment

Property and equipment at December 31, 2009 and 2008 consist of the following:

	December 31,	December 31,
	2009	2008

Equipment	759,764	$722,027
Leasehold improvements	199,948	189,917
Capitalized software	157,067	155,387
	1,116,779	1,067,331
Less: accumulated depreciation	(722,257)	(467,559)
Property and equipment, net	$394,522	$599,772

Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of a new internal-use enterprise resource management system.  Accumulated depreciation on capitalized software at December 31, 2009 was $61,024 and $8,668 at December 31, 2008.  The software portion of this systems investment was financed through a capital lease obligation (see Note 9, Debt).

Note 8. Accrued Liabilities

Accrued liabilities at December 31, 2009 and 2008 consist of the following:

	December 31,	December 31,
	2009	2008

Accrued professional fees	$179,968	$117,167
Other liabilities and customer deposits	642,816	742,012
Accrued liabilities	$822,784	$859,179

Note 9. Debt

The Company’s outstanding debt balances as of December 31, 2009 and December 31, 2008 consist of the following:

	December 31,	December 31,
	2009	2008

SVB Credit Facility	$-	$-
UBS Credit Facility	-	2,865,357
Founders' Loan	800,000	2,000,000
Capital lease obligation	38,635	62,539
Total debt	838,635	4,927,896
Current portion of debt	26,239	2,889,261
Long-term portion of debt	$812,396	$2,038,635

SVB Credit Facility:  The Company maintains a credit facility with Silicon Valley Bank to support the Company’s working capital needs (the “SVB Credit Facility”).  On July 23, 2009, the Company entered into amendments to the SVB Credit Facility, which extended the maturity date for the facility to July 23, 2010, adjusted the facility amount to have a Facility Limit of $2.5 million with maximum advances determined based on the composition of our eligible accounts receivable and inventory balances and modified certain other provisions of the facility.  The SVB Credit Facility has a one-year term and bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%.

Based on the Company’s accounts receivable and inventory levels on December 31, 2009, as of such date availability was approximately $0.8 million with no borrowings outstanding.  The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility.  As of December 31, 2009, the Company was in compliance with these covenants.  The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan.

As of December 31, 2009, there were no amounts drawn under the SVB Credit Facility.

UBS Credit Facility: On August 13, 2008, the Company entered into a Credit Line Agreement (the “Line of Credit”) with UBS Bank USA for a demand revolving line of credit with respect to the Company’s ARS held in an account with UBS.   On January 5, 2009, the Company exercised its rights under the UBS Rights Offering to sell the ARS investments to UBS at par.

As a result, the Company liquidated its outstanding UBS Credit Facility in the amount of $2.9 million.  The Company has no remaining ARS investments, and the UBS Credit Facility has been terminated.

Founders’ Loan:  The Company entered into a loan agreement with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White on March 24, 2008.  Messrs. Crawford, Lomax and White are the founders of the Company.  Each of the lenders is also a member of our board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman.  The $2.0 million loan originally called for cash interest at 13% with all unpaid principal and interest payable on March 24, 2010.

On July 9, 2009, the Founders’ Loan was amended to provide that monthly interest payments may be made, at the election of the holder, in our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.  In addition, the maturity date of the loan was extended to March 21, 2012.

On September 10, 2009, the Company entered into an agreement with Lyle A. Berman, James T. Crawford and Arthur L. Lomax to convert an aggregate $1.2 million principal amount of the loans into common stock.  Gehrig H. White and Arthur L. Lomax continue to hold $500,000 and $300,000 principal amounts, respectively, of the loans.

The loan contains no restrictive covenants and, following the conversion described above, is collateralized by security interests in 62 PokerPro systems. Such interests have been subordinated to the SVB Credit Facility.

As of December 31, 2009, the carrying value of the Founders’ Loan was $0.8 million and its fair value was approximately $0.8 million.

Capital Lease Obligation:  During 2008, the Company entered into capital lease obligations totaling $73,273 to finance the purchase of a new internal-use ERP system. These capital lease obligations bear interest at an annual rate of 9.4% and have a term of 36 months, resulting in monthly payments of $2,396.  At the end of the lease term, the Company has the option to purchase the software for $101.  The net book value of the assets under lease at December 31, 2009 was $96,044.  Related depreciation expense recognized for the years ended December 31, 2009 and 2008 was $51,784 and $8,668, respectively, resulting in accumulated depreciation of $61,024.

Note 10. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer 3% to 5% of their annual compensation. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the years ended December 31, 2009, 2008 and 2007 the Company’s contributions were $68,146, $134,478 and $110,473, respectively.

Note 11. Shareholders’ Equity

Common and Preferred Stock

Common Stock: There are 100,000,000 authorized shares of the Company’s common stock of which 14,015,658 and 11,021,429 were outstanding as of December 31, 2009 and December 31, 2008, respectively.

On April 23, 2007, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued and sold an aggregate of 1,444,444 shares of common stock in a private placement to certain investors for a purchase price of $9.00 per share.  The private placement, which was completed on April 26, 2007, resulted in gross proceeds of approximately $13.0 million and net proceeds of approximately $12.5 million after fees and expenses associated with the private placement including a cash placement-agent fee.

On August 13, 2009, the Company entered into a Stock Purchase Agreement with ICP Electronics, Inc. pursuant to which we agreed to sell 565,000 shares of common stock to ICP Electronics. The shares of common stock that were sold were valued at a price of $0.85 per share and were exchanged with ICP Electronics for 191 Heads-Up Challenge units for immediate delivery. As of October 9, 2009, the Company sold an additional 120,000 shares of common stock to ICP Electronics pursuant to the Stock Purchase Agreement dated October 9, 2009. The shares were valued at a price of $0.90 per share and were exchanged with ICP Electronics in payment for products and services. The shares were sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(6) and Regulation S. As of November 13, 2009, ICP Electronics owns 685,000, or 4.89%, of our outstanding shares.

On August 28, 2009, the Company completed a private placement for $500,000, issuing 686,090 shares.  Lyle A. Berman, our Chairman, invested $250,000 to purchase 328,947 shares at $0.76, the consolidated closing bid price immediately preceding the transaction.  A second investor invested $250,000 to purchase 357,143 shares at $0.70. The shares were sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(6) and Regulation 506 under the Securities Act.

On September 10, 2009, the Company entered into binding agreements with three debt holders to convert an aggregate of $1.2 million principal amount of loans into 1,445,784 shares of common stock, at a conversion price of $0.83 per share, which represented the consolidated closing bid price on the NASDAQ Capital Markets exchange as of the close of the trading day immediately preceding these transactions. Lyle A. Berman, James T. Crawford and Arthur L. Lomax, all members of our Board of Directors, agreed to participate in the debt conversion. Mr. Berman converted $500,000, Mr. Crawford converted $500,000 and Mr. Lomax converted $200,000 of outstanding loan principal to common stock, in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 3(a)(9) and Section 4(6) of the Act.

On October 15, 2009, the Company issued 51,515 shares of common stock at a price of $0.99 per share to the members of our Board of Directors for payment of board compensation for the third quarter of 2009.  The number of shares was determined by dividing board compensation by the average closing price on the NASDAQ Capital Market for the 10 business days preceding the end of the quarterly period.  Had the calculated average price per share been less than $0.71, the shares would have been issued at $0.71 per share, the closing bid price on the effective date of the Board Member Agreements.  The calculation of the average price per share was structured to comply with NASDAQ’s equity compensation rules which limit stock issuances to insiders at less than fair market value.

Preferred Stock: There are 5,000,000 authorized shares of preferred stock, none of which are outstanding as of December 31, 2009 and December 31, 2008.

Warrants

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

Following the modification of the Warrants, 318,719 were redeemed, resulting in the issuance of 156,719 shares of common stock, and reducing the number of Warrants outstanding to 186,836 as of December 31, 2009.

Stock Incentive Plans

The Company’s shareholders have approved stock incentive plans, including the 2009 Stock Incentive Plan adopted at the 2009 Annual Shareholder’s Meeting, authorizing the issuance of stock option, restricted stock and other forms of equity compensation.   At December 31, 2009 and December 31, 2008, options to purchase 2,078,300 and 2,023,263 shares of common stock, respectively, were outstanding and held by certain directors, officers, employees and independent contractors of the Company. Pursuant to the approved stock incentive plans 1,015,950 shares remained available for grant as of December 31, 2009.

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

The exchange transaction was a negotiated one and was approved in principle by the Company's shareholders at their 2009 Annual meeting. The Company's offer was made on September 11, 2009, with the exercise price based on the closing bid price on that date. The option holders were given the opportunity to evaluate the offer and to accept it effective September 22, 2009.  The new incentive options were issued in reliance upon an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, on the basis that the transactions represented an exchange of securities with the Company's existing security holders.  Total incremental estimated compensation cost related to the exchanged stock options was $177,393 and is included in share-based compensation expense in the consolidated statements of operations.

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

The amount of related expense calculated using the Black-Scholes option pricing model and recognized in 2009, 2008 and 2007 was $657,673, $1,106,113 and $822,349, respectively.

	2009	2008	2007
Expected Volatility	92% - 162%	45% - 111%	45%
Expected Dividends	0	0	0
Expected Term	6 yrs	6 yrs	5 - 6 yrs
Risk-free Rate	1.82% - 2.71%	1.52% - 3.49%	3.49% - 4.92%

A summary of option activity and changes during the year for the year ended December 31, 2009 is as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,023,263	$8.06
Granted	1,563,500	0.81
Exercised	-	-
Forfeited	(1,508,464)	8.23
Expired	-	-
Outstanding at December 31, 2009	2,078,299	$2.48	8.9	$(3,719,692)

Exercisable at December 31, 2009	410,088	$7.48	6.1	$(2,783,389)

The weighted-average grant-date fair value of options granted during the years 2009, 2008 and 2007 was $0.62, $1.43 and $4.68, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 were $0, $0 and $114,138, respectively.

A summary of the status of non-vested shares as of December 31, 2009, and changes during the year ended December 31, 2009 is presented below:

	Shares	Weighted Average Grant Date FV
Balance at December 31, 2008	795,462	$3.52
Granted	1,563,500	0.62
Forfeited	(484,888)	3.93
Vested	(205,863)	3.12
Balance at December 31, 2009	1,668,211	$0.70

As of December 31, 2009, there was $1,081,299 of total unrecognized compensation cost related to non-vested options.  This cost is expected to be recognized over a weighted-average period of 23.26 months.

The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $786,703, $1,197,370 and $912,879, respectively.

Note 12. Income Taxes

The total income tax expense (benefit) provided on pretax income and its significant components were as follows:

	2009	2008	2007
Current tax expense:
Federal	$-	$-	$-
State	-	-	-
Foreign	107,865	262,905	-
	107,865	262,905	-
Deferred tax expense (benefit):
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
	-	-	-
Total income tax expense (benefit):
Federal	-	-	-
State	-	-	-
Foreign	107,865	262,905	-
	$107,865	$262,905	$-

A reconciliation of the statutory federal income tax expense (benefit) at 34% to loss before income taxes and the actual income tax expense (benefit) is as follows:

	2009	2008	2007
Federal statutory income tax benefit	$(1,929,231)	$(2,507,795)	$(4,368,870)
Increases (reductions) in taxes due to:
Nondeductible stock-based compensation	245,448	357,614	230,415
State taxes, net of federal benefit	(41,858)	(59,450)	(220,264)
Research & experimentation credits	-	-	(73,171)
Increase in valuation allowance	1,794,584	2,102,751	4,234,797
FIN 48 and other	(68,943)	106,880	202,115
Prior year true-up	-	-	(5,022)
Foreign income tax	107,865	262,905	-
Income tax expense	$107,865	$262,905	$-

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes.  The net deferred tax assets and liabilities included in the consolidated financial statements include the following amounts:

	2009	2008
Deferred tax asset:
Start-up costs capitalization	$119,762	$137,681
Loss carryforwards	10,175,520	8,964,573
Depreciation	2,253,669	1,733,491
Tax credit carryforwards	370,770	286,244
Share-based compensation expense	169,945	156,904
Accounts receivable	55,898	-
Inventory	-	32,094
Other	1,094	30,430
	13,146,658	11,341,417

Deferred tax liability:
Accounts receivable	-	(31,045)
Inventory	(66,877)	-
Prepaid expenses	(15,239)	(40,413)
	(82,116)	(71,458)

	13,064,542	11,269,959
Less valuation allowance	(13,064,542)	(11,269,959)
Net deferred tax asset	$-	$-

As of December 31, 2009 and December 31, 2008, the Company has federal net operating loss carryforwards of approximately $27,638,000 and $24,427,000, respectively, North Carolina net economic loss carryforwards of approximately $12,270,000 and $11,311,000, respectively and California net operating losses in the amounts of approximately $490,000 and $431,000, respectively. Included in the federal net operating loss carryforward is a deduction for the exercise of nonqualified stock options. However, the net operating loss attributable to the excess of the tax deduction for the exercised nonqualified stock options over the cumulative deduction recorded in the consolidated financial statements is not recorded as a deferred tax asset. The benefit of the excess deduction of $37,000 will be recorded to additional paid in capital when the Company realizes a reduction in its current taxes payable. These carryforwards can be used to offset taxable income in future years, which expire through 2028. The Company also has research and experimentation tax credit carryforwards for federal of approximately $419,000. These credit carryforwards may be used to offset federal income taxes in future years through their expiration in 2027.

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has assessed its earnings history and anticipated earnings, the expiration date of the carryforwards and other factors and has determined that valuation allowances should be established against the deferred tax assets as of December 31, 2009 and 2008.  The change in the valuation allowance of $1,794,583 for the year ended December 31, 2009 was due to the increase in net deferred tax assets, principally driven by increases in deferred tax assets related to depreciation of PokerPro systems, and loss carryforwards.

The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008:

	2009	2008
Unrecognized tax benefits at January 1	$537,706	$191,896

Gross increases—tax positions in prior period	-	191,896
Gross decreases—tax positions in prior period	(118,799)	-
Gross increases—tax positions in current period	-	153,914
Gross decreases—tax positions in current period	-	-
Settlements	-	-

Unrecognized tax benefits at December 31	$418,907	$537,706

The Company files U.S. federal, U.S. state and Canadian tax returns. 2005 through 2009 tax years remain subject to examination by the IRS for U.S. federal tax purposes, as do U.S. state tax returns by the appropriate state taxing authorities and the Canadian tax returns by Revenue Canada.

The utilization of the Company's net operating losses may be subject to a substantial limitation should a change of ownership occur or have occurred, as defined under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation could result in the expiration of the net operating loss carryforwards before their utilization. Currently, a valuation allowance equal to the total deferred tax assets has been established. As such, any limitation resulting from the expiration of the net operating loss carryforwards would be immaterial to the Company's financial condition or results of operations. Prior to any potential utilization, the Company does plan to undertake a detailed study in order to determine any potential §382 limitations. The Company is unable to fully estimate the impact of any such §382 limitations nor has it undertaken the steps necessary to fully estimate the potential benefits that may be available to it from the utilization of net operating losses in future periods.

Note 13.  Related Party Transactions

Transactions with Aristocrat

During 2006, Aristocrat International Pty. Limited and its affiliates (“Aristocrat”) purchased shares of the Company’s common stock.  Aristocrat is a wholly owned subsidiary and affiliate of Aristocrat Leisure Limited, a leading global provider of gaming solutions that focuses primarily on video slot machines, progressive systems and casino management systems.  As of December 31, 2009 Aristocrat owned 12.9% of the Company’s common stock.

The Company’s distribution agreement provided Aristocrat with the sole and exclusive right to globally (excluding the United States and Canada) distribute, market, enter into license agreements and, under certain circumstances, manufacture the PokerPro system.  Aristocrat purchased PokerPro systems manufactured by the Company and paid the Company a portion of the license fees received from each customer in connection with Aristocrat’s licensing of the PokerPro system.  License fees and equipment sales to Aristocrat of $487,795 and $250,787, respectively, were recorded in 2009, while $608,724 and $3,777,862, respectively, were recorded during 2008.   As of December 31, 2009 and 2008, accounts receivable balances totaling $150,448 and $114,053, respectively, were due from Aristocrat and included in the accompanying Consolidated Balance Sheets.

Subsequent to December 31, 2009, the Company terminated its exclusive distribution agreement with Aristocrat.  See Note 16 of this report.

Transactions with ICP Electronics, Inc.

The Company purchased products and services from ICP Electronics, Inc., a Taiwan corporation (“ICP Electronics”) of $872,449 for the year ended 2009.  As of December 31, 2009, ICP Electronics had an accounts payable balance of $626 due from the Company which has been paid subsequent to quarter end.  As of December 31, 2009, the Company has contractual obligations with ICP Electronics totaling $835,539, which is included in the Company’s contractual obligation table in Item 2 of this report.

ICP Electronics is the holder of 4.89% of the issued and outstanding shares of Common Stock of the Company following a stock purchase transaction whereby the Company issued 565,000 shares of Common Stock in exchange for inventory valued at $480,250 based on a share price of $0.85 per share, which was the closing bid price on the day preceding the transaction. In connection with the stock purchase, the Company agreed to schedule its remaining purchase commitment with 24 monthly payments of $39,389 starting October 2009, with such payments being made in exchange for title to additional inventory.  As of October 9, 2009, the Company agreed to sell 120,000 shares of its common stock to ICP Electronics pursuant to the Stock Purchase Agreement dated July 31, 2009.  The shares were valued at a price of $0.90 per share and were exchanged with ICP Electronics in payment for products and services.

Transactions with Lyle A. Berman

On September 3, 2009, Lyle A. Berman, Chairman of PokerTek’s Board of Directors, participated in a private placement of the Company’s Common Stock.  Mr. Berman invested $250,000 to purchase 328,947 shares at $0.76, the consolidated closing bid price immediately preceding the transaction.

Office Lease

The Company currently leases its office and manufacturing facility from an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors.  The entity purchased the building while the Company was already a tenant.  The lease terms were negotiated and are consistent with the rent paid by other tenants in the building.  Rent expense recorded for the leased space for the years ended December 31, 2009, 2008 and 2007 was $188,900, $219,600 and $160,766, respectively.

Founders’ Loan

The Company entered into a loan agreement with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White on March 24, 2008.  Messrs. Crawford, Lomax and White are the founders of the Company.  Each of the lenders is also a member of our board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman.  The $2.0 million loan originally called for cash interest at 13% with all unpaid principal and interest payable on March 24, 2010.

On July 9, 2009, the Founders’ Loan was amended to provide that monthly interest payments may be made, at the election of the holder, in our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.  In addition, the maturity date of the loan was extended to March 21, 2012.

On September 10, 2009, the Company entered into an agreement with Lyle A. Berman, James T. Crawford and Arthur L. Lomax to convert an aggregate $1.2 million principal amount of the loans into common stock.  Gehrig H. White and Arthur L. Lomax continue to hold $500,000 and $300,000 principal amounts, respectively, of the loans.

The loan contains no restrictive covenants and, following the conversion described above, is collateralized by security interests in 62 PokerPro systems. Such interests have been subordinated to the SVB Credit Facility.  During 2009, the Company made $150,012 in aggregate interest payments in cash and issued 56,086 shares of stock in payment of interest.  1,445,784 shares were issued to certain of the lenders in connection with the conversion of $1.2 million of the outstanding debt balance.

Note 14. Commitments and Contingencies

Leases

The Company leases its corporate office and manufacturing facility under a lease agreement with a term of four years. The lease requires the Company to pay insurance and maintenance. This facility is approximately 14,400 square feet and is located in Matthews, North Carolina. This facility is leased by an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors (see Note 13 – “Related Party Transactions”).

The Company also leases certain equipment under lease agreements with terms up to three years and a storage facility with a one-year term.

The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year Ending December 31,	Amount
2010	$181,840
2011	97,600
Thereafter	-
$279,440

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $232,921, $261,688 and $192,636, respectively.

Employment Agreements

The Company has entered into employment agreements with certain officers that include commitments related to base salaries and certain benefits. These agreements have terms of two years.

Reviews and Audits by Regulatory Authorities

The Company’s operations are subject to a number of regulatory authorities, including various gaming regulators, the Internal Revenue Service, and other state and local authorities.  From time to time, the Company is notified by such authorities of reviews or audits they wish to conduct.  The Company may be subject to other income, property, sales and use or franchise tax audits in the normal course of business.

Indemnification

The Company has entered into indemnification agreements with the members of its Board and corporate officers, which provides for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred in any action or proceeding.

The Company also indemnifies its casino customers from any claims or suits brought by a third party alleging infringement of a United States patent, copyright or mask work right.  The Company agrees to pay all costs and damages, provided the customer provides prompt written notice of any claim.

Legal Proceedings

The Company is subject to claims and assertions in the ordinary course of business. Legal matters are inherently unpredictable, and the Company's assessments may change based on future unknown or unexpected events.

On August 21, 2009, a complaint was filed against the Company in the United States District Court for the District of Nevada by Marvin Roy Feldman. The plaintiff is seeking unspecified monetary damages related to the Company's distribution of PokerPro in Mexico. Prior to filing the complaint, the plaintiff provided correspondence to the Company requesting $250,000 or four PokerPro tables as compensation.  While litigation is inherently unpredictable and subject to judicial and other risks beyond our control, we estimate the potential cost of this matter to range between  $0 and $250,000.  We believe that we have several meritorious defenses to these claims, and we intend to defend ourselves vigorously.

Note 15. Segment Information

The Company reports segment information based on the “management approach.” The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company’s business is organized and reported in two segments, Gaming and Amusement, which are described in Note 1 – "Nature of Business and Significant Accounting Policies."  The Company evaluates the performance of its two segments primarily based on revenues and gross margin.  The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies."

The table below presents information about reported segments for the years ending December 31:

	Gaming	Amusement	Corporate and Other	Total

2009

Revenue	$5,413,822	$1,278,526	$-	$6,692,348
Cost of revenue	3,015,451	1,194,870	-	4,210,321
Gross profit	2,398,371	83,656	-	2,482,027
Depreciation and amortization	2,537,514	114,421	192,116	2,844,051
Capital expenditures	-	37,738	11,711	49,449
Assets at December 31, 2009	5,392,785	1,906,962	983,352	8,283,099

2008

Revenue	$9,668,656	$4,756,068	$-	$14,424,724
Cost of revenue	5,699,962	3,373,551	-	9,073,513
Gross profit	3,968,694	1,382,517	-	5,351,211
Depreciation and amortization	2,582,965	56,217	154,043	2,793,225
Capital expenditures	-	39,420	92,293	131,713
Assets at December 31, 2008	7,349,974	2,537,691	5,818,012	15,705,677

2007

Revenue	$3,807,244	$197,447	$-	$4,004,691
Cost of revenue	3,314,603	277,412	-	3,592,015
Gross profit	492,641	(79,965)	-	412,676
Depreciation and amortization	1,908,628	23,531	121,186	2,053,345
Capital expenditures	-	248,217	105,379	353,596
Assets at December 31, 2007	8,107,046	1,444,591	7,544,268	17,095,905

Amounts presented in the column labeled “Corporate and Other” primarily consist of assets that are not specifically associated with either segment, principally cash equivalents, investments and other corporate assets.

REVENUE BY GEOGRAPHIC AREA

Revenues by geographic area are determined based on the location of our customers. For fiscal 2009, 2008 and 2007, revenues from customers outside the United States accounted for 31%, 63% and 44% of consolidated revenue, respectively. The following is revenues and long-lived assets by geographic area as of and for the years ended December 31:

	2009	2008	2007
Revenue:
United States	$4,585,793	$5,299,984	$2,235,738
Europe	582,577	3,173,800	452,969
Canada	999,111	3,054,253	43,000
Australia	387,326	2,678,414	1,155,180
Other International	137,541	218,273	117,804
	$6,692,348	$14,424,724	$4,004,691

	2009	2008	2007
Long-lived assets, end of year
United States	$2,175,112	$3,513,275	$4,216,568
Mexico	983,961	-	-
Canada	490,933	1,231,518	1,506,245
Other	156,967	218,569	250,896
	$3,806,973	$4,963,362	$5,973,709

Note 16. Subsequent Events

International Distribution – On January 15, 2010, the Company terminated its Exclusive Distribution Agreement with Aristocrat.

The Company agreed to assume responsibility for (and take title to) certain PokerPro tables currently installed at specified customer locations. In return for transfer of these tables, the Company agreed to relieve Aristocrat of all responsibility and related costs to service, support, maintain, replace and repair those tables.

In addition, the Company entered into an Equipment Purchase Arrangement to purchase inventory held by Aristocrat on terms favorable to the Company. The Equipment Purchase Arrangement provides that the purchase price for the purchased equipment will be paid as the purchased equipment is deployed and revenues are received by the Company.  As revenues are received on a cash basis, the payment to Aristocrat will be calculated as 20% of the gross revenue attributable to each table, up to a specified cap.

On March 23, 2010, the Company received a letter from NASDAQ’s Listing Qualifications Department, dated March 16, 2010, which stated that the Staff had made a determination that the Company’s common stock would be delisted from The NASDAQ Capital Market.  The determination was based on the fact that the bid price of the Company’s common stock had not closed above $1.00 for a consecutive period of ten days during the preceding 180 days.  The Company has appealed the Staff’s determination to a Hearing Panel and will present its plan to regain compliance, which may include a reverse stock split and other discussion of events that will enable it to regain compliance within a time period granted by the Hearing Panel.  Such time period may last up to an additional 180 days.  Pending its appeal, the Company’s common stock will continue to be listed on The NASDAQ Capital Market.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions (Chargeoffs)	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended December 31, 2009	$81,403	$44,440	$31,327	$-	$157,170
Year ended December 31, 2008	21,062	14,672	45,669	-	81,403
Year ended December 31, 2007	19,301	47,129	-	45,368	21,062

INVENTORY RESERVE

Year ended December 31, 2009	$266,323	$92,513	$-	$-	$358,836
Year ended December 31, 2008	69,442	196,881	-	-	266,323
Year ended December 31, 2007	-	69,442	-	-	69,442

S-1

EXHIBIT INDEX

Exhibit No.	Description

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

10.6
Trademark Assignment Agreement among PokerTek, Inc., James T. Crawford and Gehrig H. White, effective July 13, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

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

10.18
Employment Agreement by and between PokerTek, Inc. and Christopher J.C. Halligan, dated January 17, 2008 (incorporated by reference to Exhibit 10.18 to our Form 10-K for the fiscal year ended December 31, 2007 filed on March 31, 2008).*

10.19
Employment Agreement by and between PokerTek, Inc. and Mark D. Roberson, dated January 17, 2008 (incorporated by reference to Exhibit 10.19 to our Form 10-K for the fiscal year ended December 31, 2007 filed on March 31, 2008)..*

10.20
Key Employee Agreement between PokerTek, Inc. and Hal J. Shinn, dated as of August 9, 2004 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.21
Amendment to Key Employee Agreement between PokerTek, Inc. and Hal J. Shinn, effective as of July 1, 2005 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on August 4, 2005  (No. 333-127181)).*

10.22
Extension to Key Employee Agreement between PokerTek, Inc. and Hal J. Shinn, effective as of August 9, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2007).*

10.23
Indemnification Agreement between PokerTek, Inc. and Lyle A. Berman, effective as of January 31, 2005 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.24
Board Member Agreement between PokerTek, Inc. and Lyle A. Berman, dated January 31, 2005 (incorporated by reference to Exhibit 10.20 on our Form 10-K for the fiscal year ended December 31, 2005 filed on March 16, 2006).*

10.25	Board Member Agreement between PokerTek, Inc. and Joseph J. Lahti, dated March 2, 2006 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on March 6, 2006).*

Exhibit No.	Description
10.26	Form of Subscription Agreement for PokerTek, Inc. (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

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

10.31
Note Purchase Agreement by and between PokerTek, Inc. and Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White, dated March 24, 2008 (incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarterly ended March 31, 2008 filed on May 15, 2008).

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

10.40	Distribution Agreement between PokerTek, Inc. and Aristocrat International Pty. Limited and its Affiliates, dated November 24, 2008.

Exhibit No.	Description
10.41
First Amendment to Loan and Security Agreement, dated December 23, 2008, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2009 filed on May 14, 2009).

10.42
First Amendment to Export-Import Bank Loan and Security Agreement, dated December 23, 2008, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2009 filed on May 14, 2009).

10.43
Second Amendment to Loan and Security Agreement, dated July 23, 2009, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.44
Second Amendment to Export-Import Bank Loan and Security Agreement, dated July 23, 2009, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.45
Board Member Agreement, dated July 15, 2009, between PokerTek, Inc. and Lyle A. Berman (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.46
Board Member Agreement, dated July 15, 2009, between PokerTek, Inc. and Gehrig H. White (incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.47
Board Member Agreement, dated July 15, 2009, between PokerTek, Inc. and Joseph J. Lahti (incorporated by reference to Exhibit 10.5 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.48
Board Member Agreement, dated July 15, 2009, between PokerTek, Inc. and Arthur L. Lomax (incorporated by reference to Exhibit 10.6 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.49
Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Joseph J. Lahti (incorporated by reference to Exhibit 10.7 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.50
Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Arthur L. Lomax (incorporated by reference to Exhibit 10.8 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.51
Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and James T. Crawford (incorporated by reference to Exhibit 10.9 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.52
Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Gehrig H. White (incorporated by reference to Exhibit 10.10 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.53
Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Mark D. Roberson (incorporated by reference to Exhibit 10.11 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.54
Employment Agreement dated July 16, 2009, between PokerTek, Inc. and Mark D. Roberson (incorporated by reference to Exhibit 10.12 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.55
Employment Agreement dated July 16, 2009, between PokerTek, Inc. and James T. Crawford (incorporated by reference to Exhibit 10.13 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.56
Amendment No. 1 to a $2.0 million Secured Promissory Note between PokerTek, Inc. and Lyle A. Berman, Gehrig H. White, James T. Crawford, and Arthur L. Lomax, effective as of July 9, 2009 (incorporated by reference to Exhibit 10.14 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.57
Offer to Exchange Certain Outstanding Stock Options for New Stock Options, dated September 8, 2009 and Election Form (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2009 filed on November 13, 2009).

Exhibit No.	Description
10.58
Amendment No. 2 to Secured Promissory Note and Amendment No. 1 to Note Purchase Agreement and Security Agreement, dated September 10, 2009(incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2009 filed on November 13, 2009).

10.59
Subscription Agreements, dated August 28, 2009, relating to the sale of a total of 686,090 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2009 filed on November 13, 2009).

10.60
Stock Purchase Agreement between the Registrant and ICP Electronics, Inc., dated August 13, 2009 (incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarterly period ended September 30, 2009 filed on November 13, 2009).

10.61	PokerTek, Inc. 2009 Stock Incentive Plan (incorporated by reference to Appendix A to our Definitive Schedule 14A filed on August 7, 2009).*

21	List of Subsidiaries.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement or management contract

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-51572.