Form 10-Q
period 2010-03-31
POKERTEK, INC.
filed 2010-05-14
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 3, 2010, there were 14,617,180 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Gaming	$1,568,020	$1,488,655
Amusement	304,830	647,213
Total revenue	1,872,850	2,135,868

Cost of revenue:
Gaming	627,651	768,284
Amusement	302,852	586,172
Total cost of revenue	930,503	1,354,456

Gross profit	942,347	781,412
Operating Expenses:
Selling, general and administrative	1,168,900	1,782,339
Research and development	289,044	359,826
Share-based compensation expense	224,099	258,246
Depreciation	55,601	64,258
Total operating expenses	1,737,644	2,464,669

Operating loss	(795,297)	(1,683,257)

Interest expense, net	(32,555)	(84,707)

Net loss before income taxes	(827,852)	(1,767,964)

Income tax provision	(28,741)	(42,549)

Net loss	$(856,593)	$(1,810,513)

Net loss per common share - basic and diluted	$(0.06)	$(0.16)

Weighted average common shares outstanding - basic and diluted	14,070,146	11,021,429

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010
Assets	(Unaudited)	December 31, 2009
Current assets:
Cash and cash equivalents	$543,323	$636,374
Accounts receivable, net	943,397	1,187,668
Inventory	2,624,779	2,482,239
Prepaid expenses and other assets	134,412	169,845
Total current assets	4,245,911	4,476,126

Other assets:
PokerPro systems, net	2,317,359	2,408,161
Heads-Up Challenge units, net	588,215	570,425
Property and equipment, net	343,186	394,522
Other assets	412,350	433,865

Total assets	$7,907,021	$8,283,099

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$331,721	$518,476
Accrued liabilities	937,623	822,784
Deferred revenue	446,504	495,767
Long-term debt, current portion	28,553	26,239
Total current liabilities	1,744,401	1,863,266

Long-term liabilities:
Deferred revenue	94,366	106,939
Long-term liability - related party	396,500	-
Long-term debt	803,750	812,396
Total long-term liabilities	1,294,616	919,335

Total liabilities	3,039,017	2,782,601

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 14,081,043 and 14,015,658 shares at March 31, 2010 and December 31, 2009, respectively	-	-
Additional paid-in capital	45,724,271	45,500,172
Accumulated deficit	(40,856,267)	(39,999,674)
Total shareholders' equity	4,868,004	5,500,498

Total liabilities and shareholders' equity	$7,907,021	$8,283,099

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Value
Balance, December 31, 2009	14,015,658	$-	$45,500,172	$(39,999,674)	$5,500,498
Share-based compensation	65,385	-	224,099	-	224,099
Net loss	-	-	-	(856,593)	(856,593)
Balance, March 31, 2010	14,081,043	$-	$45,724,271	$(40,856,267)	$4,868,004

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(856,593)	$(1,810,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	659,572	730,498
Share-based compensation expense	224,099	258,246
Provision for accounts and other receivables	16,312	13,219
Changes in assets and liabilities:
Accounts and other receivables	227,959	115,988
Prepaid expenses and other assets	56,948	(15,832)
Inventory	253,960	382,924
PokerPro systems	(463,363)	(212,695)
Heads-Up Challenge units	(67,596)	-
Accounts payable and accrued expenses	(71,916)	(394,042)
Deferred revenue	(61,836)	(10,826)
Net cash used in operating activities	(82,454)	(943,033)
Cash flows from investing activities:
Purchases of property and equipment	(4,265)	(10,193)
Sale of investments	-	3,900,000
Net cash provided by (used in) investing activities	(4,265)	3,889,807
Cash flows from financing activities:
Repayments of short-term debt	-	(2,865,357)
Repayments of capital lease	(6,332)	(5,769)
Net cash used in financing activities	(6,332)	(2,871,126)
Net increase (decrease) in cash and cash equivalents	(93,051)	75,648
Cash and cash equivalents, beginning of period	636,374	1,481,530
Cash and cash equivalents, end of period	$543,323	$1,557,178

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$18,607	$69,277
Income taxes	$26,821	$45,086

Non-cash transactions:
Gaming inventory purchase - related party	$396,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Business and Basis of Presentation

Nature of Business

PokerTek, Inc. (“PokerTek” or the “Company”) is engaged in the development, manufacture, and marketing of electronic poker-related products for use in the gaming and amusement markets.

The Company currently has two product lines, PokerPro® gaming products and Heads-Up Challenge™ amusement products.

The PokerPro system consists of electronic poker table(s) and related peripheral equipment providing commercial casinos, tribal casinos, cruise ships and card clubs with a fully-automated poker-room environment designed to improve the profitability of poker by enhancing the operator’s revenue opportunities and decreasing startup and operating costs. Heads-Up Challenge (“HUC”) is an innovative amusement platform that enables two players to compete head to head against each other for entertainment purposes in non-gambling venues such as bars and restaurants.

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of PokerTek, Inc. and its consolidated subsidiary. All significant intercompany transactions and accounts have been eliminated.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain reclassifications have been made to prior periods’ financial information to conform to the current period presentation. There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies as described in the Annual Report.

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year.

In May 2009, the FASB issued guidance requiring disclosures regarding subsequent events for events or transactions that occur after the balance sheet date but before the financial statements are issued, for public companies, and requires disclosure of the date through which an entity has evaluated subsequent events. This guidance was effective for interim reporting periods ending after June 15, 2009. The adoption and application of this guidance did not have any effect on the Company’s results of operations, financial condition, or cash flows.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances, and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010 and did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011 and will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no transfers between Level 1, 2, or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately, and the Company adopted these new requirements for the quarter ended March 31, 2010.

Note 2.    Operations and Liquidity Management.

Historically, the Company has incurred net losses and used cash from financing activities to fund its operations. During 2009, the Company reduced its operating expenses in order to improve its operating results and reduce its use of cash. The Company also renewed its credit facility, closed a private placement transaction, and entered into several other transactions to improve its liquidity. As of March 31, 2010, the Company’s cash balance was approximately $0.5 million and its availability from its credit line was approximately $1.2 million. Cash used in operations for the three months ended March 31, 2010 was approximately $(0.1) million. Subsequent to March 31, 2010, the Company raised $260,000 with private investors (see Note 16, “Subsequent Events”). The level of additional cash needed to fund operations and the Company’s ability to conduct its business for the next year is influenced primarily by the following factors:

Gaming:

●	The pace of growth and the related spending on market penetration, regulatory efforts and related investments in inventory.

●
The successful transition to a heavier mix of recurring revenue, which generates less upfront cash compared to selling directly to an international distributor but still requires significant investments in inventory.

Amusement:

●	The pace of growth and the related spending on investments in inventory and existing purchase commitments.

●	The successful transition of its domestic business to a recurring revenue licensing business and balancing that business with product sales internationally to generate cash flow.

Corporate:

●	Management’s ability to control operating expenses as the business grows internationally and becomes more geographically diverse.

●	Management’s ability to negotiate favorable payment terms with the Company’s customers and vendors.

●	Management’s ability to access the capital markets and maintain availability under its credit line.

●	The impact of the economy or other factors on customers and suppliers, including the impact on demand for the Company’s products and customers’ ability to pay on a timely basis.

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

The following table presents information about the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Level 3 Auction Rate Securities	Level 3 Rights Option	Level 3 Total

Balance at December 31, 2008	$3,275,710	$624,290	$3,900,000
Sales, net	(3,275,710)	(624,290)	(3,900,000)
Transfers to Level 3	-	-	-
Included in accumulated other comprehensive loss	-	-	-

Balance at December 31, 2009	$-	$-	$-

Note 4.    Inventory

Inventory at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

Raw materials and components	$2,345,486	$2,141,139
PokerPro systems in process	343,207	458,078
Finished goods	174,243	241,858
Reserve	(238,157)	(358,836)
Inventory, net	$2,624,779	$2,482,239

Note 5.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

Prepaid expenses	$74,037	$103,053
Other	60,375	66,792
Prepaid expenses and other assets	$134,412	$169,845

Deferred licensing fees, net	$357,966	$364,482
Other	54,384	69,383
Other assets	$412,350	$433,865

Note 6.    PokerPro Systems and Heads-Up Challenge Units

PokerPro systems and Heads-Up Challenge units at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

PokerPro systems	$8,089,953	$7,831,243
Less: accumulated depreciation and amortization	(5,772,594)	(5,423,082)
PokerPro systems, net	$2,317,359	$2,408,161

Heads-Up Challenge units	$688,313	$622,263
Less: accumulated depreciation and amortization	(100,098)	(51,838)
Heads-Up Challenge units, net	$588,215	$570,425

Note 7.    Property and Equipment

Property and equipment at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

Equipment	$764,029	$759,764
Leasehold improvements	199,948	199,948
Capitalized software	157,067	157,067
	1,121,044	1,116,779
Less: accumulated depreciation	(777,858)	(722,257)
Property and equipment, net	$343,186	$394,522

Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of a new internal-use enterprise resource management system. Accumulated depreciation on capitalized software at March 31, 2010 was $74,113. The software portion of this systems investment was financed through a capital lease obligation (see Note 9, Debt).

Note 8.    Accrued Liabilities

Accrued liabilities at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

Professional fees	$161,560	$179,968
Other liabilities and customer deposits	776,063	642,816
Accrued liabilities	$937,623	$822,784

Note 9.    Debt

The Company’s outstanding debt balances as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

SVB Credit Facility	$-	$-
Founders' Loan	800,000	800,000
Capital lease obligation	32,303	38,635
Total debt	832,303	838,635
Current portion of debt	28,553	26,239
Long-term portion of debt	$803,750	$812,396

SVB Credit Facility: The Company maintains a credit facility with Silicon Valley Bank to support the Company’s working capital needs (the “SVB Credit Facility”). On July 23, 2009, the Company entered into amendments to the SVB Credit Facility, which extended the maturity date for the facility to July 23, 2010, adjusted the facility amount to have a Facility Limit of $2.5 million with maximum advances determined based on the composition of the Company’s eligible accounts receivable and inventory balances and modified certain other provisions of the facility. The SVB Credit Facility has a one-year term and bears interest at an annual rate equal to the greater of prime plus 2.0% or 6.5%.

Based on the Company’s accounts receivable and inventory levels on March 31, 2010, as of such date availability was approximately $1.2 million, with no borrowings outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of March 31, 2010, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founder’s Loan.

As of March 31, 2010, there were no amounts drawn under the SVB Credit Facility.

Founders’ Loan: The Company entered into a loan agreement with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White on March 24, 2008. Messrs. Crawford, Lomax and White are the founders of the Company. Each of the lenders is also a member of the board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman. The $2.0 million loan originally called for cash interest at 13% with all unpaid principal and interest payable on March 24, 2010.

On July 9, 2009, the Founders’ Loan was amended to provide that monthly interest payments may be made, at the election of the holder, in common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate. In addition, the maturity date of the loan was extended to March 21, 2012.

On September 10, 2009, the Company entered into an agreement with Lyle A. Berman, James T. Crawford, and Arthur L. Lomax to convert an aggregate $1.2 million principal amount of the loans into common stock.

The loan contains no restrictive covenants and, following the conversion described above, is collateralized by security interests in 62 PokerPro systems. Such interests have been subordinated to the SVB Credit Facility.

As of March 31, 2010, the carrying value of the Founders’ Loan was $0.8 million and its fair value was approximately $0.8 million.

Capital Lease Obligation: During 2008, the Company entered into capital lease obligations totaling $73,273 to finance the purchase of a new internal-use ERP system. These capital lease obligations bear interest at an annual rate of 9.4% and have a term of 36 months, resulting in monthly payments of $2,396. At the end of the lease term, the Company has the option to purchase the software for $101. The net book value of the assets under lease at March 31, 2010 was $82,955. Related depreciation expense recognized during the three months ended March 31, 2010 and March 31, 2009 was $13,089 for both periods, resulting in accumulated depreciation of $74,113 at March 31, 2010.

Note 10. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 15% of their annual compensation, subject to annual limitations established by the IRS. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended March 31, 2010 and March 31, 2009, the Company recorded contribution expense of $9,728 and $23,907, respectively.

Note 11. Shareholders’ Equity

Stock Incentive Plan

Option activity under the Company’s stock incentive plans for the three months ended March 31, 2010 was as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	2,078,299	$2.48	-	-
Granted	229,000	0.48	-	-
Exercised	-	-	-	-
Forfeited	(63,362)	2.11	-	-
Expired	-	-	-	-

Outstanding at March 31, 2010	2,243,937	$2.29	8.8	$(4,052,768)

Exercisable at March 31, 2010	673,267	$5.04	7.2	$(3,072,410)

Note 12. Income taxes

For the three months ended March 31, 2010 and March 31, 2009, the Company recognized a tax provision of $28,741 and $42,549, respectively. These provisions are based principally on the Company’s estimated foreign income tax withholding liability, which is attributable to revenues generated outside of the United States.

The effective rates for the periods ending March 31, 2010 and 2009 differ from the U.S. federal statutory rate principally because: (1) the tax benefit arising from the Company’s net operating losses are fully offset by the valuation allowance established against the Company’s deferred tax assets: and (2) the Company incurs withholding taxes.

Note 13. Related Party Transactions

Transactions with Aristocrat

License fees from and equipment sales to Aristocrat of $67,724 and $0, respectively, were recorded in the three months ended March 31, 2010, while $173,664 and $80,527, respectively, were recorded during the three months ended March 31, 2009. As of March 31, 2010 and December 31, 2009, $63,063 and $150,448, respectively, were due from Aristocrat and included in accounts receivable in the accompanying Consolidated Balance Sheets.

The Company terminated its Exclusive Distribution Agreement and entered into an Equipment Purchase Arrangement with Aristocrat effective January 15, 2010. The Equipment Purchase Arrangement provides that the purchase price for the purchased equipment will be paid from the Company to Aristocrat as the purchased equipment is deployed and revenues are received by the Company. As revenues are received by the Company, the payment to Aristocrat will be calculated as 20% of the Company’s gross revenue attributable to each table, up to a specified cap per table.  As of March 31, 2010, the Company recorded a long-term liability of $396,500 related to this purchase.

The Company agreed to assume responsibility for (and take title to) certain PokerPro tables currently installed at specified customer locations. In return for transfer of these tables to the Company, the Company agreed to relieve Aristocrat of all responsibility and related costs to service, support, maintain, replace and repair those tables.

As of March 31, 2010 and December 31, 2009, Aristocrat owned 12.8% and 12.9%, respectively, of the Company’s common stock.

Transactions with ICP, Inc.

The Company purchased inventory from ICP, Inc. for the three month periods ended March 31, 2010 and March 31, 2009, of $134,792 and $145,425, respectively. As of March 31, 2010, ICP had an accounts payable balance of $4,187 to the Company, which has been paid. As of March 31, 2010, the Company has purchase obligations with ICP, Inc. totaling $709,002. As of March 31, 2010 and December 31, 2009, ICP owned 4.9% of the Company’s common stock.

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. The lease expires in August 2011. Rent expense recorded for the leased space for the three months ended March 31, 2010 and March 31, 2009, was $42,600 and $54,900, respectively. This lease was amended as of June 1, 2009 with rent expense for the aggregate leased space adjusted to equal $14,200 per month.

Founders’ Loan

During the three months ended March 31, 2010 and March 31, 2009, the Company made $17,753 and $64,109, respectively, in aggregate interest payments in cash. Refer to Note 9, “Debt” for a description of the terms of this loan.

Note 14. Segment Information

The Company reports segment information based on the “management approach.” The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company’s business is organized and reported in two segments, gaming and amusement, which are described in Note 1, Nature of Business and Significant Accounting Policies. The Company evaluates the performance of its two segments primarily based on revenues and gross margin. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies."

The following provides financial information concerning the reportable segments of the Company’s operations:

	Gaming	Amusement	Corporate and Other	Total

Three months ended March 31, 2010

Revenue	$1,568,020	$304,830	$-	$1,872,850
Cost of revenue	627,651	302,852	-	930,503
Gross profit	940,369	1,978	-	942,347
Depreciation and amortization	554,165	66,074	39,333	659,572
Capital expenditures	-	-	4,265	4,265
Assets at March 31, 2010	5,355,906	1,759,753	791,362	7,907,021

Three months ended March 31, 2009

Revenue	$1,488,655	$647,213	$-	$2,135,868
Cost of revenue	768,284	586,172	-	1,354,456
Gross profit	720,371	61,041	-	781,412
Depreciation and amortization	666,240	14,382	49,876	730,498
Capital expenditures	-	-	10,193	10,193
Assets at March 31, 2009	6,726,269	2,179,061	1,972,086	10,877,416

Amounts presented in the column labeled “Corporate and Other” primarily consist of assets that are not specifically associated with either segment, principally cash equivalents, investments and other corporate assets.

Revenues by Geographic Area

Revenues by geographic area are determined based on the location of the Company’s customers. For the three months ended March 31, 2010 and 2009, sales to customers outside the United States accounted for 42% and 45% of the Company’s consolidated revenue, respectively.

The following provides financial information concerning the Company’s revenues by geographic area:

	Three months ended March 31,
	2010	2009
Revenue:
United States	$1,090,795	$1,176,320
North America, excluding U.S.	592,718	455,268
Europe	38,461	401,981
Other International	150,876	102,299
	$1,872,850	$2,135,868

Note 15. Commitments and Contingencies

Legal Proceedings

The Company is subject to claims and assertions in the ordinary course of business. Legal matters are inherently unpredictable and the Company's assessments may change based on future unknown or unexpected events.

On August 21, 2009, a complaint was filed against the Company in the United States District Court for the District of Nevada by Marvin Roy Feldman. The plaintiff is seeking unspecified monetary damages related to the Company's distribution of PokerPro in Mexico. Prior to filing the complaint, the plaintiff provided correspondence to the Company requesting $250,000 or four PokerPro tables as compensation. While litigation is inherently unpredictable and subject to judicial and other risks beyond the Company’s control, the Company estimates the potential cost of this matter to range between $0 and $250,000. The Company believes that it has several meritorious defenses to these claims and intends to defend itself vigorously.

Note 16. Subsequent Events

Between March 29, 2010 and April 7, 2010, the Company and four officers and directors and five private investors entered into Subscription Agreements providing for the issuance by the Company and the purchase by the investors of a total of 536,137 shares of Common Stock for an aggregate purchase price of $260,000 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(6) and Regulation 506 under the Securities Act. The five private investors each received 10,000 common stock warrants at an exercise price of $1.00 for a total issuance of 50,000 common stock warrants.

On March 23, 2010, the Company received a letter, dated March 16, 2010, from the NASDAQ Listings Qualifications Department which indicated that a Staff Determination had been made to the effect that the Company’s common stock would be delisted from The NASDAQ Capital Market since the Company had not regained compliance with the Bid Price Rule during the 180 day period. The bid price of the Company’s common stock did not close above $1.00 for a ten day period between September 15, 2009 and March 15, 2010. The Company appealed the Staff’s determination to a Hearing Panel and presented its plan to regain compliance.

On May 10, 2010, the Company received notification from NASDAQ indicating that the Company’s shares had traded above the minimum bid price requirement for ten consecutive days. Accordingly, the Company is compliant with the applicable listing requirement for the NASDAQ Capital Market and no longer subject to delisting.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements expressing expectations regarding our future (including pending gaming and patent approvals) and projections relating to products, sales, revenues and earnings are typical of such forward-looking statements and are made under the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). The 1995 Act provides a “safe harbor” for forward-looking statements to encourage companies to provide information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected. Examples of forward-looking statements that we use include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently.

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. Meaningful factors that could cause actual results to differ materially from those projected include, but are not limited to, overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings and litigation costs, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, termination or non-renewal of customer contracts, amendment or termination of our loans, disruption of our relationships with our suppliers, competitive pressures, general economic and political conditions, such as political instability, credit market uncertainty, inflationary pressures, the rate of economic growth or decline in our principal geographic markets, each of which may be amplified by recent disruptions in the U.S. and global financial markets, our ability to access the capital markets, our exposure to foreign currency and operational complexities associated with foreign operations, and our financial condition. These and other risks and uncertainties are described in more detail in our most recent Annual Report on Form 10-K, as well as other reports and statements that we file with the Securities and Exchange Commission.

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

Overview

We are engaged in the development, manufacture and marketing of electronic software and hardware products and we operate in two business segments – gaming and amusement.

Through our gaming business, we currently market our PokerPro® product to casinos, cruise line operators, racinos, card clubs, and lotteries worldwide. Through our amusement business, we market our Heads-Up Challenge™ product to coin-op amusement operators, distributors, bars, and restaurants.

During 2009, we made significant changes to our marketing plans and business strategies for both operating segments. We also initiated expense reductions in all aspects of our operations to improve our financial performance.

For PokerPro, we revised the marketing strategy to target markets with less competition from manual poker rather than highly competitive traditional gaming markets with large concentrations of poker tables. Those markets with less competition and more favorable conditions for electronic table games include cruise ships, racinos, international markets, and certain other geographic areas where manual poker is not prevalent or not allowed. In connection with this transition, we increased our focus on penetrating international gaming markets, including Canada, Mexico, and Europe. We terminated Aristocrat’s exclusive distribution agreement in January 2010 and are beginning to market our products on a direct basis worldwide. We believe this will allow us to focus more of our marketing and sales efforts on those markets that offer the best opportunity to build a strong recurring revenue business.

For Heads-Up Challenge, we transitioned from selling exclusively through distributors to placing product on a recurring license basis directly to operators and bars in the United States. We continue to sell the product in international markets and in certain other circumstances in the United States. The market for amusement products continues to be challenging and our revenues and gross margins have decreased from prior years as a result.

These changes, along with the impact of recent macroeconomic conditions on the overall economy and the gaming and entertainment markets in particular, resulted in lower overall revenues, with lower one-time product sales and a higher proportion of recurring revenues. As a result of higher margins on the recurring revenues and lower operating expenses, bottom line results improved during 2010.

We are committed to increasing our penetration in our new target markets, continuing to control our spending and expect our financial results for 2010 to continue to improve as we execute our strategic plan. However, we have limited financial resources and our ability to raise capital on favorable terms is not known and may impact our ability to grow and to fully implement our strategic plans. We also expect economic sluggishness and tight credit markets to continue during 2010, which may impact revenues from existing customers as well as our ability to attract new customers. Changes in consumer confidence and spending and/or significant changes in the gaming and amusement markets or our ability to obtain financing could have a material impact on our future consolidated financial position, results of operations or cash flows.

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues. Revenue decreased by $0.3 million (12%) to $1.9 million for the three months ended March 31, 2010 as compared to $2.1 million for the three months ended March 31, 2009, as increased revenues from our Gaming segment were offset by decreases from our Amusement segment.

Gaming revenue increased by $0.1 million (5%) to $1.6 million for the three months ended March 31, 2010 as compared to $1.5 million for the three months ended March 31, 2009. Gaming revenues increased as installations of PokerPro in Mexico from the fourth quarter of 2009 and continuing into the first quarter of 2010 began to contribute.

Amusement revenue decreased by $0.3 million (53%) to $0.3 million for the three months ended March 31, 2010 as compared to $0.6 million for the three months ended March 31, 2009. Market conditions in the amusement segment continue to be challenging internationally, and we converted our distribution in the United States to a recurring revenue model, which generates lower upfront revenue than the product sale model which was in place during the first quarter of 2009.

Gross Profit. Gross profit was $0.9 million for the three months ended March 31, 2010 and $0.8 million for the three months ended March 31, 2009, an increase of 21%. Gross profit as a percent of revenue for the three months ended March 31, 2010 was 50% as compared to 37% for the three months ended March 31, 2009.

The improvement in gross profit percent is directly attributable to improvements in the gaming segment which benefited from reduced depreciation on leased assets. The improvements in the gaming segment were offset by lower margins in the amusement segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased by $0.6 million (34%) to $1.2 million for the three months ended March 31, 2010 as compared to $1.8 million for the three months ended March 31, 2009. This decrease was primarily due to lower salaries and other employee-related expenses as a result of headcount reductions and other cost reduction initiatives. As a percentage of total revenues, SG&A expenses were 62% of total revenues for the three months ended March 31, 2010, compared with 83% of total revenues for the comparable period in 2009.

Research and Development Expenses. Research and development expenses decreased by $0.1 million (20%) to $0.3 million for the three months ended March 31, 2010 as compared to $0.4 million for the three months ended March 31, 2009. We continue to invest in software and hardware development to improve our gaming and amusement products through the addition of new games and features and to improve manufacturability. However, as our Heads-Up Challenge and PokerPro products are now fully commercialized, we have been able to reduce spending on pre-production engineering and internal development efforts.

Depreciation. Depreciation decreased by $8,657 (13%) for the three months ended March 31, 2010 to $55,601 from $64,258 for the comparable period in 2009. The decrease in depreciation was primarily attributable to certain assets being fully depreciated.

Interest Expense, net. Interest expense decreased $52,152 (62%) for the three months ended March 31, 2010 to $32,555 from $84,707 for the three months ended March 31, 2009. The decrease was primarily attributable to the reduction in the principal balance of our Founders’ Loan from $2.0 million at March 31, 2009 to $800,000 at March 31, 2010, combined with lower interest rates. Interest expense for the three months ended March 31, 2010 was composed of the following items: Founders’ Loan interest of $17,753; loan origination and unused line fees associated with the credit line from Silicon Valley Bank totaling $13,947; and interest on our capital lease of $854.

Income Taxes. Income tax provision was $28,741 for the three months ended March 31, 2010 and $42,549 in the comparable period of 2009. The decrease in income tax provision was attributable to decreased revenue originating from Canada partially offset by an increase related to Mexico.

Net Loss. Net loss for the three months ended March 31, 2010 was $0.9 million, an improvement of $1.0 million (53%) from $1.8 million for the three months ended March 31, 2009. Net loss per share, basic and diluted, was $0.06 per share for the three months ended March 31, 2010, an improvement of $0.10 (63%) per share from net loss per share, basic and diluted, of $0.16 for the comparable period of 2009.

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

Discussion of Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009	Change
Net cash used in operating activities	$(82,454)	$(943,033)	$860,579
Net cash provided by (used in) investing activities	(4,265)	3,889,807	(3,894,072)
Net cash used in financing activities	(6,332)	(2,871,126)	2,864,794

Net increase (decrease) in cash and cash equivalents	(93,051)	75,648	(168,699)

Cash and cash equivalents, beginning of year	636,374	1,481,530

Cash and cash equivalents, end of period	$543,323	$1,557,178

For the three months ended March 31, 2010, net cash used in operating activities was $0.1 million, as compared to $0.9 million for the three months ended March 31, 2009, a decrease of $0.9 million.

The improvement in cash used in operating activities was primarily due to the reduction in net loss and management of working capital spending.

Net cash used in investing activities was $4,265 for the three months ended March 31, 2010, compared to net cash provided by investing activities of $3.9 million for the three months ended March 31, 2009. During 2010, net cash used in investing activities is attributable to minor capital expenditures. During 2009, net cash provided by investing activities was primarily investments and redemptions of our auction rate securities (“ARS”) portfolio.

Net cash used in financing activities was $6,332 for the three months ended March 31, 2010 compared to $2.9 million for the three months ended March 31, 2009. During 2010, the net cash used in financing activities is attributable to payments on capital lease obligations. During 2009, we liquidated our UBS Credit Facility in connection with the sale of our ARS investment.

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

We have the ability to impact the timing and extent of our cash needs primarily by managing the pace of growth in both our PokerPro and Heads-Up Challenge products and managing our operating expenses. However, we also have significant contractual obligations and our ability to control both the timing and extent of the cash needs of the business is not unlimited, particularly in light of the current economic climate and the capital intensive nature of the PokerPro business. As we expand our international business, we may also incur additional import duties, taxes, legal, professional fees, overhead costs, and working capital needs that could impact our ability to grow and manage liquidity.

Based on our current capital structure and our anticipated growth plans, we may continue to explore various alternatives to fund our growth, which may include raising additional funds through public or private offerings of our securities, obtaining additional credit facilities, converting our debt, or seeking alternative sources of financing, which may or may not be available on favorable terms, if at all. If such sources of capital are not available, we may seek other avenues to fund the business, including sale/leaseback arrangements, transitioning our products from a capital intensive leasing strategy to a product sale strategy, seeking to sell our assets, or reducing our operations. If we decide to raise additional capital in the equity markets or take other actions, shareholders could incur significant dilution, or, if we are unable to raise capital, our ability to effectively operate our business could be impaired.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2010:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$944,000	$72,000	$872,000	$-	$-
Operating lease obligations(2)	226,760	165,760	61,000	-	-
Capital lease obligations(3)	34,312	30,443	3,869	-	-
Purchase obligations(4)	715,136	715,136	-	-	-
Other long-term liabilities(5)	396,500	-	396,500	-	-
Total	$2,316,708	$983,339	$1,333,369	$-	$-

(1)	Represents the outstanding principal amount and future interest on our Founder’s Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents outstanding principal and interest payable under capital lease obligations related to our purchase of internal-use ERP system.
(4)	Represents open purchase orders with our vendors, primarily purchase obligations for Heads-Up Challenge.
(5)	Represents purchase of gaming inventory from Aristocrat (see Item 5, Other Information).

Contractual obligations increased to $2.3 million as of March 31, 2010 from $2.1 million as of December 31, 2009 due principally to an increase related to the purchase of gaming inventory from Aristocrat partially offset by a decrease in the level of inventory purchase commitments and lease obligations.

Customer Dependence

As of March 31, 2010, five of our customers made up approximately 52% of our total revenues. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2009. During the three months ended March 31, 2010, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. We had no transfers between Level 1, 2, or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately, and we adopted these new requirements for the quarter ended March 31, 2010.

Subsequent Events

Between March 29, 2010 and April 7, 2010, we entered into Subscription Agreements with four officers and directors and five private investors providing for our issuance and the investors’ purchase of a total of 536,137 shares of Common Stock for an aggregate purchase price of $260,000 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(6) and Regulation 506 under the Securities Act. We relied upon, among other things, representations from the investors that they were “accredited investors” within the meaning of Rule 501(a) under the Securities Act as the basis for the exemptions. The five private investors each received 10,000 common stock warrants at an exercise price of $1.00 for a total issuance of 50,000 common stock warrants.

On May 10, 2010, we received notification from NASDAQ indicating that our shares had traded above the minimum bid price requirement for 10 consecutive days. Accordingly, we are compliant with the applicable listing requirement for the NASDAQ Capital Market and no longer subject to delisting.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have not been significant changes in our exposure to market risk since December 31, 2009.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of March 31, 2010, an evaluation of the effectiveness of our disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2010 to enable us to record, process, summarize, and report in a timely manner the information that we are required to disclose in our Exchange Act reports and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We made changes to our internal controls during the fourth quarter of 2009 in connection with the implementation of the inventory, fixed asset, MRP and other modules of our new ERP system in order to address previously identified significant deficiencies in internal control. During the first quarter of 2010, we were continuing to formalize and test those new procedures and controls in connection with the transition to the new system and can provide no assurance that all significant deficiencies will be resolved by the new systems and controls. These significant deficiencies have been reported to our Audit Committee by our management and to our independent registered public accounting firm.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

On August 21, 2009, Marvin Roy Feldman filed suit against us in the United States District Court for the District of Nevada. The plaintiff is seeking unspecified monetary damages related to our distribution of PokerPro in Mexico. We have retained counsel, and we believe that we have several meritorious defenses. We intend to defend ourselves vigorously.

Item 5.    Other Information.

On March 23, 2010, we received a letter, dated March 16, 2010, from the NASDAQ Listings Qualifications Department which indicated that a Staff Determination had been made to the effect that our common stock would be delisted from The NASDAQ Capital Market since we had not regained compliance with the Bid Price Rule during the 180 day period. The bid price of our common stock did not close above $1.00 for a 10 day period between September 15, 2009 and March 15, 2010. We appealed the Staff’s determination to a Hearing Panel and presented our plan to regain compliance.

On May 10, 2010, we received notification from NASDAQ indicating that our shares had traded above the minimum bid price requirement for 10 consecutive days. Accordingly, we are compliant with the applicable listing requirement for the NASDAQ Capital Market and no longer subject to delisting.

On January 20, 2010, we issued a press release announcing plans to expand our international presence during 2010 and to begin marketing and distributing our PokerPro automated poker tables on a direct basis in all international markets.

In connection with this strategy, we entered into an Equipment Purchase Arrangement with Aristocrat International PTY, Ltd. (“Aristocrat”), effective as of January 15, 2010. The Equipment Purchase Arrangement provides that the purchase price for the purchased equipment will be paid from us to Aristocrat as the purchased equipment is deployed and we receive revenues. As we receive revenues on a cash basis, we will calculate the payment to Aristocrat as 20% of our gross revenue attributable to each table, up to a specified cap per table.

In addition, we agreed to assume responsibility for (and take title to) certain PokerPro tables currently installed at specified customer locations. In return for transfer of these tables, we agreed to relieve Aristocrat of all responsibility and related costs to service, support, maintain, replace and repair those tables.

Aristocrat is the holder of 1,807,545 shares of our common stock, representing 12.8% of the 14,081,043 shares of common stock issued and outstanding as of January 15, 2010. As such, the Equipment Purchase Arrangement constitutes a related party transaction, which has been reviewed and approved by our Audit Committee and Board of Directors.

Item 6.    Exhibits.

Exhibit No.	Description

10.1	Equipment Purchase Arrangement with Aristocrat International PTY, Ltd., dated January 15, 2010 (incorporated by reference from Exhibit 2 to our Form 8-K filed on January 20, 2010).

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: May 14, 2010
/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description

10.1	Equipment Purchase Arrangement with Aristocrat International PTY, Ltd., dated January 15, 2010 (incorporated by reference from Exhibit 2 to our Form 8-K filed on January 20, 2010).

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.