Form 10-K/A
period 2009-12-31
POKERTEK, INC.
filed 2010-07-16
CIK 1302177

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of our Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of our Annual Report on Form 10-K filed with the SEC on March 31, 2010.

EXPLANATORY NOTE

We are filing this Amendment No.1 to Annual Report on Form 10-K for the year ended December 31, 2009 (“Amendment”), originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010, to include in Part IV, Item 15, Exhibits, Financial Statement Schedules a revised Report of Independent Registered Public Accounting Firm that corrects a typographical error in the report.

This Amendment does not revise, update, or in any way affect any information or disclosure contained in the Form 10-K for the year ended December 31, 2009 other than what is mentioned in the paragraph above and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

In addition, in accordance with applicable SEC rules, this Amendment includes currently-dated certifications from our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal accounting and financial officer, in Exhibits 31 and 32.

TABLE OF CONTENTS

		Page

PART IV
Item 15.	Exhibits, Financial Statement Schedules	1

Signatures		2
Exhibit Index

(i)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this Amendment No. 1 to Form 10-K/A:

1.            Financial Statements

The following financial statements are included in a separate section of this Amendment No. 1 to Annual Report on Form 10-K/A beginning on page F-1:

●	Report of Independent Registered Public Accounting Firm;
●	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007;
●	Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008;
●	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007;
●	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007; and
●	Notes to Consolidated Financial Statements.

2.            Financial Statement Schedules

The following financial statement schedule is included in a separate section of this Amendment No. 1 to Annual Report on Form 10-K/A on page S-1:

●	Valuation and Qualifying Accounts and Reserves

Other financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.            Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the Financial Statement Schedules and is incorporated herein by reference, are part of our Annual Report on Form 10-K filed with the SEC on March 31, 2010.

(b) See the Exhibit Index.

(c) Separate Financial Statements and Schedules

   None.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PokerTek, Inc.

Date: July 16, 2010	By:	/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Mark D. Roberson	Date:	July 16, 2010
Name:	Mark D. Roberson
Title:	Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/	Lyle A. Berman	Date:	July 16, 2010
Name:	Lyle A. Berman
Title:	Chairman of the Board of Directors

/s/	Gehrig H. White	Date:	July 16, 2010
Name:	Gehrig H. White
Title:	Vice Chairman of the Board of Directors

/s/	James T. Crawford, III	Date:	July 16, 2010
Name:	James T. Crawford, III
Title:	President, Secretary and Director

/s/	Joseph J. Lahti	Date:	July 16, 2010
Name:	Joseph J. Lahti
Title:	Director

/s/	Arthur L. Lomax	Date:	July 16, 2010
Name:	Arthur L. Lomax
Title:	Director

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

POKERTEK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$636,374	$1,481,530
Investments	-	3,900,000
Accounts receivable, net	1,187,668	1,600,464
Inventory	2,482,239	3,547,099
Prepaid expenses and other assets	169,845	213,222
Total current assets	4,476,126	10,742,315

Other assets:
PokerPro systems, net	2,408,161	3,821,376
Heads-Up Challenge units, net	570,425	-
Property and equipment, net	394,522	599,772
Other assets	433,865	542,214

Total assets	$8,283,099	$15,705,677

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$518,476	$1,590,681
Accrued liabilities	822,784	859,179
Deferred revenue	495,767	194,051
Long-term debt, current portion	26,239	2,889,261
Total current liabilities	1,863,266	5,533,172

Long-term liabilities:
Deferred revenue	106,939	-
Long-term debt	812,396	2,038,635
Total long-term liabilities	919,335	2,038,635

Total liabilities	2,782,601	7,571,807

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 14,015,658 and 11,021,429 shares at December 31, 2009 and December 31, 2008, respectively	-	-
Additional paid-in capital	45,500,172	42,459,333
Accumulated deficit	(39,999,674)	(34,325,463)
Total shareholders' equity	5,500,498	8,133,870

Total liabilities and shareholders' equity	$8,283,099	$15,705,677

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2006	9,472,020	$-	$27,956,685	$(13,837,074)	$14,119,611

Net proceeds from private placement of common stock	1,444,444	-	12,507,578	-	12,507,578
Stock options exercised	18,000	-	66,608	-	66,608
Share-based compensation	-	-	822,349	-	822,349
Net loss	-	-	-	(12,849,616)	(12,849,616)
Balance, December 31, 2007	10,934,464	-	41,353,220	(26,686,690)	14,666,530

Stock warrants exercised	86,965	-	-	-	-
Share-based compensation	-	-	1,106,113	-	1,106,113
Net loss	-	-	-	(7,638,773)	(7,638,773)
Balance, December 31, 2008	11,021,429	-	42,459,333	(34,325,463)	8,133,870

Net proceeds from private placement of common stock	686,090	-	500,000	-	500,000
Stock issued as payment for inventory	685,000	-	588,250	-	588,250
Conversion of debt to common stock	1,445,784	-	1,200,000	-	1,200,000
Stock issued as payment for interest	56,086	-	43,916	-	43,916
Stock warrants exercised	69,754	-	-	-	-
Share-based compensation	51,515	-	708,673	-	708,673
Net loss	-	-	-	(5,674,211)	(5,674,211)
Balance, December 31, 2009	14,015,658	$-	$45,500,172	$(39,999,674)	$5,500,498

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

Revenues from product sales, including sales of casino products to Aristocrat International Pty. Limited (“Aristocrat”), the Company’s international distributor for PokerPro gaming products (through January 15, 2010) and a significant shareholder, are recognized when all of the following have occurred:

●	Persuasive evidence of an arrangement exists;
●	The fee is fixed or determinable;
●	Delivery has occurred;
●	Collectibility is reasonably assured; and
●	Title and risk of loss have passed to the customer.

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

Inventories : Inventories are stated at the lower of cost or market, where cost is determined on a first-in, first-out basis. Inventories also include parts from PokerPro systems that have been used at customer sites and returned for refurbishment and subsequent redeployment with customers. Those inventory items are stated at the lower of cost or market, where cost is determined based on the undepreciated cost of the returned items. We regularly review inventory for slow moving, obsolete and excess characteristics and evaluate whether inventory is stated at the lower of cost or net realizable value.

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

Amusement:
●	The pace of growth and the related spending on investments in inventory and existing purchase commitments.
●	The successful transition of its domestic business to a recurring revenue licensing business and balancing that business with product sales internationally to generate cash flow.

Corporate:
●	Management’s ability to control operating expenses as the business grows internationally and becomes more geographically diverse.
●	Management’s ability to negotiate favorable payment terms with our customers and vendors.
●	Management’s ability to access the capital markets and maintain availability under its credit line.
●	The impact of the economy or other factors on customers and suppliers, including the impact on demand for the Company’s products and customers’ ability to pay on a timely basis.

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

The following table presents information about the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):
	Level 3 Auction Rate Securities	Level 3 Rights Option	Level 3 Total

Balance at December 31, 2007	$-	$-	$-
Sales, net	-	-	-
Transfers to Level 3	3,275,710	624,290	3,900,000
Included in accumulated other comprehensive loss	-	-	-

Balance at December 31, 2008	$3,275,710	$624,290	$3,900,000
Sales, net	(3,275,710)	(624,290)	(3,900,000)
Transfers to Level 3	-	-	-
Included in accumulated other comprehensive loss	-	-	-
Balance at December 31, 2009	$-	$-	$-

Note 4. Inventory

Inventory at December 31, 2009 and 2008 consist of the following:

	December 31,	December 31,
	2009	2008

Raw materials and components	2,141,139	$1,341,933
PokerPro systems in process	$458,078	611,974
Finished goods	$241,858	1,859,515
Reserve	$(358,836)	(266,323)
Inventory, net	$2,482,239	$3,547,099

Note 5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31, 2009 and 2008 consist of the following:

	December 31,	December 31,
	2009	2008

Prepaid expenses	$103,053	$162,249
Other	66,792	50,973
Prepaid expenses and other assets	$169,845	$213,222

Deferred licensing fees, net	$364,482	$488,280
Other	69,383	53,934
Other assets	$433,865	$542,214

Note 6. PokerPro Systems and Heads-Up Challenge units

PokerPro systems and Heads-Up Challenge units at December 31, 2009 and 2008 consist of the following:

	December 31,	December 31,
	2009	2008

PokerPro systems	$7,831,243	$8,749,414
Less: accumulated depreciation	(5,423,082)	(4,928,038)
PokerPro systems, net	$2,408,161	$3,821,376

Heads-Up Challenge units	$622,263	$-
Less: accumulated depreciation	(51,838)	-
Heads-Up Challenge units, net	$570,425	$-

Note 7. Property and Equipment

Property and equipment at December 31, 2009 and 2008 consist of the following:

	December 31,	December 31,
	2009	2008

Equipment	759,764	722,027
Leasehold improvements	199,948	189,917
Capitalized software	157,067	155,387
	1,116,779	1,067,331
Less: accumulated depreciation	(722,257)	(467,559)
Property and equipment, net	394,522	599,772

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

SVB Credit Facility : The Company maintains a credit facility with Silicon Valley Bank to support the Company’s working capital needs (the “SVB Credit Facility”). On July 23, 2009, the Company entered into amendments to the SVB Credit Facility, which extended the maturity date for the facility to July 23, 2010, adjusted the facility amount to have a Facility Limit of $2.5 million with maximum advances determined based on the composition of our eligible accounts receivable and inventory balances and modified certain other provisions of the facility. The SVB Credit Facility has a one-year term and bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%.

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

A summary of the status of non-vested shares as of December 31, 2009, and changes during the year ended December 31, 2009 is presented below:

	Shares	Weighted Average Grant Date FV
Balance at December 31, 2008	795,462	3.52
Granted	1,563,500	0.62
Forfeited	(484,888)	3.93
Vested	(205,863)	3.12
Balance at December 31, 2009	1,668,211	0.70

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

The utilization of the Company's net operating losses may be subject to a substantial limitation should a change of ownership occur or have occurred, as defined under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation could result in the expiration of the net operating loss carryforwards before their utilization. Currently, a valuation allowance equal to the total deferred tax assets has been established. As such, any limitation resulting from the expiration of the net operating loss carryforwards would be immaterial to the Company's financial condition or results of operations. Prior to any potential utilization, the Company does plan to undertake a detailed study in order to determine any potential § 382 limitations. The Company is unable to fully estimate the impact of any such § 382 limitations nor has it undertaken the steps necessary to fully estimate the potential benefits that may be available to it from the utilization of net operating losses in future periods.

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

The Company’s business is organized and reported in two segments, Gaming and Amusement, which are described in Note 1 – “Nature of Business and Significant Accounting Policies.” The Company evaluates the performance of its two segments primarily based on revenues and gross margin. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies."

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