Form 10-Q
period 2010-06-30
POKERTEK, INC.
filed 2010-08-16
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes o No oh

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

o Large accelerated filer	o Accelerated filer
o Non-accelerated filer (do not check if a smaller reporting company)	x Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

As of August 6, 2010, there were 15,011,954 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Gaming	$1,281,940	$1,230,153	$2,849,960	$2,718,808
Amusement	275,928	288,879	580,758	936,092
Total revenue	1,557,868	1,519,032	3,430,718	3,654,900

Cost of revenue:
Gaming	513,300	766,231	1,140,951	1,534,515
Amusement	1,229,177	246,381	1,532,029	832,553
Total cost of revenue	1,742,477	1,012,612	2,672,980	2,367,068

Gross profit	(184,609)	506,420	757,738	1,287,832

Operating Expenses:
Selling, general and administrative	1,206,434	1,555,952	2,375,334	3,338,291
Research and development	251,314	295,495	540,358	655,321
Share-based compensation expense	149,497	111,131	373,596	369,377
Depreciation	201,149	66,290	256,750	130,548
Total operating expenses	1,808,394	2,028,868	3,546,038	4,493,537

Operating loss	(1,993,003)	(1,522,448)	(2,788,300)	(3,205,705)

Interest expense, net	(37,018)	(96,564)	(69,573)	(181,271)

Net loss before income taxes	(2,030,021)	(1,619,012)	(2,857,873)	(3,386,976)

Income tax provision	(9,866)	(21,421)	(38,607)	(63,970)

Net loss	$(2,039,887)	$(1,640,433)	$(2,896,480)	$(3,450,946)

Net loss per common share - basic and diluted	$(0.14)	$(0.15)	$(0.20)	$(0.31)

Weighted average common shares outstanding - basic and diluted	14,627,645	11,021,429	14,350,435	11,021,429

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010
Assets	(Unaudited)	December 31, 2009
Current assets:
Cash and cash equivalents	$704,280	$636,374
Accounts receivable, net	766,144	1,187,668
Inventory	1,903,118	2,482,239
Prepaid expenses and other assets	266,544	169,845
Total current assets	3,640,086	4,476,126

Other assets:
PokerPro systems, net	2,124,233	2,408,161
Heads-Up Challenge units, net	170,980	570,425
Property and equipment, net	143,460	394,522
Other assets	378,206	433,865

Total assets	$6,456,965	$8,283,099

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$434,821	$518,476
Accrued liabilities	864,501	822,784
Deferred revenue	434,301	495,767
Long-term debt, current portion	24,099	26,239
Total current liabilities	1,757,722	1,863,266

Long-term liabilities:
Deferred revenue	78,843	106,939
Long-term liability - related party	396,500	-
Long-term debt	801,722	812,396
Total long-term liabilities	1,277,065	919,335

Total liabilities	3,034,787	2,782,601

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 14,920,065 and 14,015,658 shares at June 30, 2010 and December 31, 2009, respectively	-	-
Additional paid-in capital	46,318,332	45,500,172
Accumulated deficit	(42,896,154)	(39,999,674)
Total shareholders' equity	3,422,178	5,500,498

Total liabilities and shareholders' equity	$6,456,965	$8,283,099

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional	Accumulated	Total Shareholders'
	Shares	Value	Paid-in Capital	Deficit	Equity
Balance, December 31, 2009	14,015,658	$-	$45,500,172	$(39,999,674)	$5,500,498
Share-based compensation	65,385	-	224,099	-	224,099
Net loss	-	-	-	(856,593)	(856,593)
Balance, March 31, 2010	14,081,043	-	45,724,271	(40,856,267)	4,868,004
Share-based compensation	65,385	-	149,497	-	149,497
Issuances of common stock, net	773,637	-	444,564	-	444,564
Net loss	-	-	-	(2,039,887)	(2,039,887)
Balance, June 30, 2010	14,920,065	$-	$46,318,332	$(42,896,154)	$3,422,178

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,896,480)	$(3,450,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,669,167	1,468,956
Share-based compensation expense	373,596	369,377
Provision for accounts and other receivables	30,958	26,705
Changes in assets and liabilities:
Accounts and other receivables	390,566	729,718
Prepaid expenses and other assets	70,833	128,895
Inventory	975,621	589,878
PokerPro systems	(709,281)	(307,753)
Heads-Up Challenge units	(19,763)	-
Accounts payable and accrued expenses	(41,938)	(903,216)
Deferred revenue	(89,562)	24,540
Net cash used in operating activities	(246,283)	(1,323,846)
Cash flows from investing activities:
Purchases of property and equipment	(5,688)	(49,449)
Sale of investments	-	3,900,000
Net cash provided by (used in) investing activities	(5,688)	3,850,551
Cash flows from financing activities:
Repayments of short-term debt	-	(2,865,357)
Proceeds from issuance of common stock, net	332,691	-
Repayments of capital lease	(12,814)	(11,674)
Net cash provided by (used in) financing activities	319,877	(2,877,031)
Net increase (decrease) in cash and cash equivalents	67,906	(350,326)
Cash and cash equivalents, beginning of period	636,374	1,481,530
Cash and cash equivalents, end of period	$704,280	$1,131,204

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$37,396	$130,660
Income taxes	$49,510	$45,086

Non-cash transactions:
Gaming inventory purchase - related party	$396,500	$-
Issuance of common stock for commitment fee	$112,750	$-

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

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances, and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010 and did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011 and will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no transfers between Level 1, 2, or 3 inputs during the six months ended June 30, 2010.

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

Note 2.                      Operations and Liquidity Management.

Historically, the Company has incurred net losses and used cash from financing activities to fund its operations. Over the past several quarters, the Company reduced its operating expenses in order to improve its operating results and reduce its use of cash. As of June 30, 2010, the Company’s cash balance was approximately $0.7 million. Cash used in operations for the six months ended June 30, 2010 was approximately $(0.2) million. During the second quarter of 2010, the Company raised $360,000 with certain investors. See Note 10, “Shareholders’ Equity.” The level of additional cash needed to fund operations and the Company’s ability to conduct its business for the next year is influenced primarily by the following factors:

●	The pace of growth and the related spending on market penetration, regulatory efforts and related investments in inventory.

●
The successful transition to a heavier mix of recurring revenue, which generates less upfront cash compared to selling directly to an international distributor but still requires significant investments in inventory.

●
Management’s ability to control operating expenses and negotiate favorable payment terms with the Company’s customers and vendors as the business grows internationally and becomes more geographically diverse.

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

Note 3.                      Inventory

Inventory at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

Raw materials and components	$1,340,133	$2,141,139
PokerPro systems in process	540,069	458,078
Finished goods	383,755	241,858
Reserve	(360,839)	(358,836)
Inventory, net	$1,903,118	$2,482,239

Note 4.                      Prepaid Expenses and Other Assets

Prepaid expenses and other assets at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

Prepaid expenses	$109,343	$103,053
Stock issuance commitment fee, net	111,873	-
Other	45,328	66,792
Prepaid expenses and other assets	$266,544	$169,845

Deferred licensing fees, net	$324,444	$364,482
Other	53,762	69,383
Other assets	$378,206	$433,865

Note 5.                      PokerPro Systems and Heads-Up Challenge Units

PokerPro systems and Heads-Up Challenge units at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

PokerPro systems	$7,854,683	$7,831,243
Less: accumulated depreciation and amortization	(5,730,450)	(5,423,082)
PokerPro systems, net	$2,124,233	$2,408,161

Heads-Up Challenge units	$607,174	$622,263
Less: accumulated depreciation and amortization	(436,194)	(51,838)
Heads-Up Challenge units, net	$170,980	$570,425

Note 6.                      Property and Equipment

Property and equipment at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

Equipment	$765,452	$759,764
Leasehold improvements	199,948	199,948
Capitalized software	157,067	157,067
	1,122,467	1,116,779
Less: accumulated depreciation	(979,007)	(722,257)
Property and equipment, net	$143,460	$394,522

Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and the implementation of a new internal-use enterprise resource management system. Accumulated depreciation on capitalized software at June 30, 2010 was $87,201. The software portion of this systems investment was financed through a capital lease obligation. See Note 8, “Debt.”

Note 7.                      Accrued Liabilities

Accrued liabilities at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

Professional fees	$148,000	$179,968
Other liabilities and customer deposits	716,501	642,816
Accrued liabilities	$864,501	$822,784

Note 8.                      Debt

The Company’s outstanding debt balances as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

SVB Credit Facility	$-	$-
Founders' Loan	800,000	800,000
Capital lease obligation	25,821	38,635
Total debt	825,821	838,635
Current portion of debt	24,099	26,239
Long-term portion of debt	$801,722	$812,396

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

Based on the Company’s accounts receivable and inventory levels on June 30, 2010, as of such date availability was approximately $1.0 million, with no borrowings outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of June 30, 2010, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founder’s Loan.

As of June 30, 2010, there were no amounts drawn under the SVB Credit Facility. The SVB Credit Facility has a one-year term and bears interest at an annual rate equal to the greater of prime plus 2.0% or 6.5%. In July 2010, the Company and SVB signed a letter of intent to extend the SVB Credit Facility through October 21, 2010 to provide additional time to finalize the terms of renewal.

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

As of June 30, 2010, the carrying value of the Founders’ Loan was $0.8 million and its fair value was approximately $0.8 million.

Capital Lease Obligation: During 2008, the Company entered into capital lease obligations totaling $73,273 to finance the purchase of a new internal-use ERP system. These capital lease obligations bear interest at an annual rate of 9.4% and have a term of 36 months, resulting in monthly payments of $2,396. At the end of the lease term, the Company has the option to purchase the software for $101. The net book value of the assets under lease at June 30, 2010 was $69,866. Related depreciation expense recognized during the three and six months ended June 30, 2010 and June 30, 2009 was $13,089 and $26,178, respectively, resulting in accumulated depreciation of $87,201 at June 30, 2010.

Note 9.        Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 15% of their annual compensation, subject to annual limitations established by the IRS. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended June 30, 2010 and June 30, 2009, the Company recorded contribution expense of $8,368 and $23,184, respectively. For the six months ended June 30, 2010 and June 30, 2009, the Company recorded contribution expense of $18,096 and $47,091, respectively.

Note 10.                       Shareholders’ Equity

Private Placement Transaction

During the quarter ended June 30, 2010, the Company and four officers and directors and five private investors entered into Subscription Agreements providing for the issuance by the Company and the purchase by the investors of a total of 536,137 shares of the Company’s common stock for an aggregate purchase price of $260,000 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(6) and Regulation 506 under the Securities Act. The five private investors each received 10,000 common stock warrants at an exercise price of $1.00 for a total issuance of 50,000 common stock warrants.

Lincoln Park Transaction

On June 24, 2010, the Company signed a $5 million purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company.

Upon signing the agreement, LPC purchased 100,000 shares of common stock at a price of $1.00 per share and the Company received $100,000 in initial proceeds under the purchase agreement. The Company also issued a warrant to purchase an additional 100,000 shares of our common stock at an exercise price of $1.10 per share and containing a call provision exercisable by the Company in the event common shares trade above $3.00 per share for 20 consecutive days.

The Company entered into a registration rights agreement with LPC whereby the Company agreed to file a registration statement related to the transaction within 20 days with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to LPC under the purchase agreement. After the SEC has declared effective the registration statement related to the transaction, the Company has the right over a 30-month period to sell shares of common stock to LPC every two business days in the amount of $50,000. This amount may be increased by $100,000 if the closing price of our shares is above $1.25, by $200,000 if the closing price is above $1.75, by $350,000 if the closing price is above $2.50 and by $500,000 if the closing price is above $3.75.

The purchase price of the shares related to the $4.9 million of future funding will be based on the prevailing market prices of the Company's shares at the time of sales without any fixed discount and subject to the floor price. The purchase price is determined based on the lesser of the lowest sale price on the purchase date or the average of the lowest three closing prices during the preceding 12 days.

In consideration for entering into the agreement, the Company issued to LPC 137,500 shares of our common stock. The Company shall issue up to 180,000 common shares on a pro rata basis only if and when the Company sell additional shares to LPC. These shares shall be held by LPC for 30 months or until such time as the Purchase Agreement is terminated

The Company will control the timing and amount of any future sales of shares to LPC and are under no obligation to sell any additional shares to LPC. The purchase agreement may be terminated by the Company at any time at its discretion and without any cost to it. Except for a limitation on variable priced financings, there are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. The proceeds received by us under the common stock purchase agreement are expected to be used for working capital purposes.

Stock Incentive Plan

Option activity under the Company’s stock incentive plans for the six months ended June 30, 2010 was as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	2,078,299	$2.48	-	-
Granted	312,000	0.64	-	-
Exercised	-	-	-	-
Forfeited	(102,100)	5.51	-	-
Expired	-	-	-	-

Outstanding at June 30, 2010	2,288,199	$2.11	8.6	$(3,131,463)

Exercisable at June 30, 2010	641,779	$4.67	7.0	$(2,524,448)

Note 11.        Income taxes

For the three months ended June 30, 2010 and June 30, 2009, the Company recognized a tax provision of $9,866 and $21,421, respectively. For the six months ended June 30, 2010 and June 30, 2009, the Company recognized a tax provision of $38,607and $63,970, respectively. These provisions are based principally on the Company’s estimated foreign income tax withholding liability, which is attributable to revenues generated outside of the United States.

The effective rates for the periods ending June 30, 2010 and 2009 differ from the U.S. federal statutory rate principally because: (1) the tax benefit arising from the Company’s net operating losses are fully offset by the valuation allowance established against the Company’s deferred tax assets: and (2) the Company incurs withholding taxes.

Note 12.        Related Party Transactions

Transactions with Aristocrat

License fees from and equipment sales to Aristocrat of $53,095 and $3,140, respectively, were recorded in the three months ended June 30, 2010, while $139,788 and $21,497, respectively, were recorded during the three months ended June 30, 2009. License fees from and equipment sales to Aristocrat of $120,819 and $3,140, respectively, were recorded in the six months ended June 30, 2010, while $313,452 and $102,025, respectively, were recorded during the six months ended June 30, 2009. As of June 30, 2010 and December 31, 2009, $35,043 and $150,448, respectively, were due from Aristocrat and included in accounts receivable in the accompanying Consolidated Balance Sheets. As of June 30, 2010 and December 31, 2009, $16,818 and $0, respectively, were due to Aristocrat and included in accounts payable in the accompanying Consolidated Balance Sheets.

The Company terminated its Exclusive Distribution Agreement and entered into an Equipment Purchase Arrangement with Aristocrat effective January 15, 2010. The Equipment Purchase Arrangement provides that the purchase price for the purchased equipment will be paid from the Company to Aristocrat as the purchased equipment is deployed and revenues are received by the Company. As revenues are received by the Company, the payment to Aristocrat will be calculated as 20% of the Company’s gross revenue attributable to each table, up to a specified cap per table. The Company has recorded a liability of $396,500 related to its purchase of inventory, which is reflected in long-term liabilities-related party on the accompanying Consolidate Balance Sheet as of June 30, 2010. No payments had been made to Aristocrat as of June 30, 2010.

The Company agreed to assume responsibility for (and take title to) certain PokerPro tables currently installed at specified customer locations. In return for transfer of these tables to the Company, the Company agreed to relieve Aristocrat of all responsibility and related costs to service, support, maintain, replace and repair those tables.

As of June 30, 2010 and December 31, 2009, Aristocrat owned 12.1% and 12.9%, respectively, of the Company’s common stock.

Transactions with ICP, Inc.

The Company purchased inventory and services from ICP, Inc. for the six month periods ended June 30, 2010 and June 30, 2009, of $283,914 and $239,125, respectively. As of June 30, 2010, $30,956 was due to ICP and included in accounts payable in the accompanying Consolidated Balance Sheets. As of June 30, 2010, the Company had purchase obligations with ICP, Inc. totaling $646,209. As of June 30, 2010 and December 31, 2009, ICP owned 4.6% and 4.9%, respectively, of the Company’s common stock. In August 2010, the Company amended its purchase commitment with ICP. See Note 15, “Subsequent Events.”

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. The lease expires in August 2011. Rent expense recorded for the leased space for the three months ended June 30, 2010 and June 30, 2009, was $42,600 and $48,800, respectively. Rent expense recorded for the leased space for the six months ended June 30, 2010 and June 30, 2009, was $85,200 and $103,700, respectively. This lease was amended as of June 1, 2009 with rent expense for the aggregate leased space adjusted to equal $14,200 per month.

Founders’ Loan

During the three months ended June 30, 2010 and June 30, 2009, the Company made $18,148 and $43,452, respectively, in aggregate interest payments in cash. During the six months ended June 30, 2010 and June 30, 2009, the Company made $35,901 and $107,561, respectively, in aggregate interest payments in cash. Refer to Note 8, “Debt,” for a description of the terms of this loan.

Note 13.        Segment Information

The Company reports segment information based on the “management approach.” The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company’s business is organized and reported in two segments, gaming and amusement, which are described in Note 1, Nature of Business and Significant Accounting Policies. The Company evaluates the performance of its two segments primarily based on revenues and gross margin. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”

The following provides financial information concerning the reportable segments of the Company’s operations:

	Gaming	Amusement		Corporate and Other	Total

Three months ended June 30, 2010

Revenue	$1,281,940	$275,928		$-	$1,557,868
Cost of revenue	513,300	1,229,177	(1)	-	1,742,477
Gross profit	768,640	(953,249)	(1)	-	(184,609)
Depreciation and amortization	439,044	536,178	(1)	34,373	1,009,595
Capital expenditures	-	-		1,423	1,423

Six months ended June 30, 2010

Revenue	$2,849,960	$580,758		$-	$3,430,718
Cost of revenue	1,140,951	1,532,029	(1)	-	2,672,980
Gross profit	1,709,009	(951,271)	(1)	-	757,738
Depreciation and amortization	993,209	602,253	(1)	73,705	1,669,167
Capital expenditures	-	-		5,688	5,688
Assets at June 30, 2010	4,699,730	705,302		1,051,933	6,456,965

Three months ended June 30, 2009

Revenue	$1,230,153	$288,879		$-	$1,519,032
Cost of revenue	766,231	246,381		-	1,012,612
Gross profit	463,922	42,498		-	506,420
Depreciation and amortization	672,168	15,663		50,627	738,458
Capital expenditures	-	37,738		1,518	39,256

Six months ended June 30, 2009

Revenue	$2,718,808	$936,092		$-	$3,654,900
Cost of revenue	1,534,515	832,553		-	2,367,068
Gross profit	1,184,293	103,539		-	1,287,832
Depreciation and amortization	1,338,408	30,045		100,503	1,468,956
Capital expenditures	-	37,738		11,711	49,449
Assets at June 30, 2009	5,719,275	1,680,953		1,468,174	8,868,402

(1)
In the three and six months ended June 30, 2010, amounts presented in the column labeled “Amusement” include non-recurring charges of $905,054 in cost of revenue and gross profit and $150,507 in depreciation and amortization. See Note 15, “Subsequent Events.”

Amounts presented in the column labeled “Corporate and Other” primarily consist of assets that are not specifically associated with either segment, principally cash equivalents, investments and other corporate assets.

Revenues by Geographic Area

Revenues by geographic area are determined based on the location of the Company’s customers. For the three months ended June 30, 2010 and 2009, sales to customers outside the United States accounted for 38% and 21% of the Company’s consolidated revenue, respectively. For the six months ended June 30, 2010 and 2009, sales to customers outside the United States accounted for 40% and 35% of the Company’s consolidated revenue, respectively.

The following provides financial information concerning the Company’s revenues by geographic area:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
United States	$972,952	$1,200,948	$2,063,747	$2,377,269
North America, excluding U.S.	317,398	156,186	910,116	611,454
Europe	54,463	78,965	92,924	480,946
Other International	213,055	82,933	363,931	185,231
	$1,557,868	$1,519,032	$3,430,718	$3,654,900

Note 14.                       Commitments and Contingencies

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

Note 15.                       Subsequent Events

On July 1, 2010, the Company received a letter from The NASDAQ Stock Market indicating that the closing bid price of its common stock had fallen below $1.00 for the 30 consecutive business days from May 19, 2010 to June 20, 2010, and therefore, the Company was not in compliance with NASDAQ Listing Rule 5550(a)(2) as of July 1, 2010.

NASDAQ provides an automatic 180 day grace period, through December 28, 2010, to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for a minimum of 10 consecutive business days. At that time, if the Company has not regained compliance, the Company may receive a notice of delisting from NASDAQ, which is appealable to a hearing panel. Alternatively, the Company may at that time be eligible for an additional grace period of 180 days if it meets the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market.

On August 5, 2010, the Company approved a plan to discontinue the operations of its Amusement segment. The operations of the Amusement segment will be reflected as a Discontinued Operation beginning with the September 30, 2010 reporting date.

The Company evaluated the trend of declining selling prices and margins in the first half of 2010 and determined the carrying value of the Amusement assets required adjustment to reflect those assets at the lower of cost or market based on estimated future cash flows. In addition, the Company’s obligations to purchase additional Amusement product was determined to be an unfavorable purchase commitment requiring recognition in the financial statements as of June 30, 2010. The Company plans to sell all of its Amusement product over the next year.

As a result, the Company recorded pre-tax charges of $1.1 million for the period ended June 30, 2010 which are included in income from operations.

The components of the $1.1 million charge as of June 30, 2010 are as follows:

Inventory - adjustment to lower of cost or market (1)	$462,812
Heads-Up Challenge Units – adjustment to lower of cost or market (1)	275,669
Recognition of unfavorable purchase obligation and related costs (1)	166,573
Property and Equipment - Accelerated depreciation (2)	150,507
Total charge	$1,055,561

(1)	Included in cost of revenue (amusement) and gross profit in the Consolidated Statement of Operations for the three and six months ended June 30, 2010.

(2)	Included in depreciation in the Consolidated Statement of Operations for the three and six months ended June 30, 2010.

The Company does not expect to incur any other material transaction fees, severance costs, or other costs in connection with exiting the Amusement business.

Note 16.                      Unaudited Pro Forma Financial Information

The following unaudited pro forma information assumes that the disposition of the Amusement segment occurred as of January 1, 2009. The adjustments to the historical financial statements consist primarily of adjustments to exclude segment revenues, costs, assets and liabilities. This unaudited pro forma information should not be relied upon as necessarily being indicative of historical results that would have been obtained if the disposition had actually occurred on that date, nor of the results that may be obtained in the future.

The condensed consolidated pro forma statement of operations for the year ended December 31, 2009 is as follows:

	As Reported	Adjustments	Pro forma
Revenue	$6,692,348	$(1,278,526)	$5,413,822
Gross profit	2,482,027	(83,656)	2,398,371
Operating expenses	7,760,417	(114,421)	7,645,996
Operating loss	(5,278,390)	30,765	(5,247,625)
Net loss	(5,674,211)	30,765	(5,643,446)
Net loss per common share - basic and diluted	(0.47)	0.00	(0.47)

The condensed consolidated pro forma statement of operations for the six months ended June 30, 2010 is as follows:

	As Reported	Adjustments	Pro forma
Revenue	$3,430,718	$(580,758)	$2,849,960
Gross profit	757,738	951,271	1,709,009
Operating expenses	3,546,038	(183,045)	3,362,993
Operating loss	(2,788,300)	1,134,316	(1,653,984)
Net loss	(2,896,480)	1,134,316	(1,762,164)
Net loss per common share - basic and diluted	(0.20)	0.08	(0.12)

The condensed consolidated pro forma balance sheet as of June 30, 2010 is as follows:

Assets	As Reported	Adjustments	Pro forma
Current assets:
Cash and cash equivalents	$704,280	$-	$704,280
Accounts receivable, net	766,144	(25,002)	741,142
Inventory	1,903,118	(506,806)	1,396,312
Other assets	266,544	(2,514)	264,030
Net assets - discontinued operations	-	705,302	705,302
Total current assets	3,640,086	170,980	3,811,066

Other assets:
PokerPro systems, net	2,124,233	-	2,124,233
Other assets	692,646	(170,980)	521,666
Total assets	$6,456,965	$-	$6,456,965

Liabilities and Shareholders' Equity
Current liabilities:
Accrued liabilities	$864,501	$(250,894)	$613,607
Other liabilities	893,221	(49,719)	843,502
Net liabilities - discontinued operations	-	356,789	356,789
Total current liabilities	1,757,722	56,176	1,813,898

Long-term liabilities:
Long-term debt	801,722	-	801,722
Other liabilities	475,343	(56,176)	419,167
Total long-term liabilities	1,277,065	(56,176)	1,220,889

Total liabilities	3,034,787	-	3,034,787
Total shareholders' equity	3,422,178	-	3,422,178

Total liabilities and shareholders' equity	$6,456,965	$-	$6,456,965

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

For Heads-Up Challenge, we transitioned from selling exclusively through distributors to placing product on a recurring license basis directly to operators and bars in the United States. We continued to sell the product in international markets and in certain other circumstances in the United States. The market for amusement products continues to be challenging and our revenues and gross margins have been steadily declining. In light of the deteriorating performance of the segment during the first half of 2010, the outlook for the Amusement industry and the significant decline in demand and pricing power for its Heads-Up Challenge, in August 2010 we approved a plan to discontinue our amusement business to focus on our higher-margin gaming business.

We recognized $1.1 million in non-recurring charges to reflect our amusement assets at net realizable value and to reflect an unfavorable purchase commitment. Excluding the non-recurring charges from the amusement business, results from our continuing gaming operations improved as a result of higher margins on the recurring revenues and lower operating expenses.

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

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues. Revenues increased by $38,836 (3%) to $1.6 million for the three months ended June 30, 2010 as compared to $1.5 million for the three months ended June 30, 2009.

Gaming revenue increased by $51,787 (4%) to $1.3 million for the three months ended June 30, 2010 as compared to $1.2 million for the three months ended June 30, 2009. Amusement revenue decreased by $12,951 (4%) to $275,928 for the three months ended June 30, 2010 as compared to $288,879 for the three months ended June 30, 2009. Gaming revenues were relatively flat, however the mix of revenues shifted as we moved gaming tables from traditional gaming markets in the United States to international markets with less competition.

Gross Profit. Gross profit was negative $184,609 for the three months ended June 30, 2010 and $506,420 for the three months ended June 30, 2009, a decrease of 136%. The decline in gross profit was attributable to the non-recurring charges incurred in our Amusement segment. Gross profit from the Gaming business improved 66% to $768,640 (60% margin) from $463,922 (38% margin) benefitting from reduced depreciation on leased assets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased by $0.4 million (22%) to $1.2 million for the three months ended June 30, 2010 as compared to $1.6 million for the three months ended June 30, 2009. This decrease was primarily due to lower salaries and other employee-related expenses as a result of the headcount reductions and other cost reduction initiatives. As a percentage of total revenues, SG&A expenses were 77% of total revenues for the three months ended June 30, 2010, compared with 102% of total revenues for the comparable period in 2009. Excluding the Amusement business, SG&A is 94% and 126% of Gaming revenue for the three months ended June 30, 2010 and 2009, respectively.

Research and Development Expenses. Research and development expenses decreased by $44,181 (15%) to $251,314 for the three months ended June 30, 2010 as compared to $295,495 for the three months ended June 30, 2009. We continue to invest in software and hardware development to improve PokerPro and to develop our new ProCore platform. However, our cost reduction initiatives favorably impacted research and development expenses.

Depreciation. Depreciation increased by $134,859 (203%) for the three months ended June 30, 2010 to $201,149 from $66,290 for the comparable period in 2009. The increase in depreciation was primarily attributable to acceleration of depreciation of tooling relating to the disposition of the Amusement business. Excluding the Amusement business, depreciation decreased by $16,254 (32%) for the three months ended June 30, 2010 to $34,373 from $50,627 for the comparable period in 2009. The decrease in depreciation was due primarily to certain assets being fully depreciated.

Interest expense, net. Interest expense decreased $59,546 (62%) for the three months ended June 30, 2010 to $37,018 from $96,564 for the three months ended June 30, 2009. The decrease was primarily attributable to the reduction in the principal balance of our Founders’ Loan from $2.0 million at June 30, 2009 to $0.8 million at June 30, 2010, combined with lower interest rates. Interest expense for the three months ended June 30, 2010 was composed of the following items: Founders’ Loan interest of $17,951; loan origination and unused line fees associated with the credit line from Silicon Valley Bank totaling $18,426; and interest on our capital lease of $705.

Income Taxes. Income tax provision was $9,866 for the three months ended June 30, 2010 and $21,421 in the comparable period of 2009. The decrease in income tax provision was attributable to reduced withholdings from Canada directly attributable to a decrease in revenue from Canada.

Net Loss. Net loss for the three months ended June 30, 2010 was $2.0 million, an increase of $0.4 million (24%) from $1.6 million for the three months ended June 30, 2009. Net loss per share, basic and diluted, was $0.14 per share for the three months ended June 30, 2010, an improvement of $0.01 (7%) per share from $0.15 for the comparable period of 2009. The increase in net loss was directly attributable to the $1.1 million in Amusement segment charges.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues. Revenues decreased by $0.2 million (6%) to $3.4 million for the six months ended June 30, 2010 as compared to $3.7 million for the six months ended June 30, 2009.

Gaming revenue increased by $0.1 million (5%) to $2.9 million for the six months ended June 30, 2010 as compared to $2.7 million for the six months ended June 30, 2009. Amusement revenue decreased by $0.3 million (38%) to $0.6 million for the six months ended June 30, 2010 as compared to $0.9 million for the six months ended June 30, 2009. Gaming revenues were relatively flat, however the mix of revenues shifted as we moved gaming tables from traditional gaming markets in the United States to international markets with less competition.

Gross Profit. Gross profit was $0.8 million for the six months ended June 30, 2010 and $1.3 million for the six months ended June 30, 2009, a decrease of 41%. The decline in gross profit was attributable to the non-recurring charges incurred in our Amusement segment. Gross profit from the Gaming business improved to $1.7 million (60% margin) from $1.2 million (44% margin) benefitting from reduced depreciation on leased assets.

Selling, General and Administrative Expenses. SG&A decreased by $1.0 million (29%) to $2.4 million for the six months ended June 30, 2010 as compared to $3.3 million for the six months ended June 30, 2009. This decrease was primarily due to lower salaries and other employee-related expenses as a result of the headcount reductions and other cost reduction initiatives. As a percentage of total revenues, SG&A expenses were 69% of total revenues for the six months ended June 30, 2010, compared with 91% of total revenues for the comparable period in 2009. Excluding the Amusement business, SG&A is 83% and 123% of Gaming revenue for the six months ended June 30, 2010 and 2009, respectively.

Research and Development Expenses. Research and development expenses decreased by $0.1 million (18%) to $0.5 million for the six months ended June 30, 2010 as compared to $0.7 for the six months ended June 30, 2009. We continue to invest in software and hardware development to improve PokerPro and to develop our new ProCore platform. However, our cost reduction initiatives favorably impacted research and development expenses.

Depreciation. Depreciation increased by $126,202 (97%) for the six months ended June 30, 2010 to $256,750 from $130,548 for the comparable period in 2009. The increase in depreciation was primarily attributable to acceleration of depreciation of tooling relating to the disposition of the Amusement business. Excluding the Amusement business, depreciation decreased by $26,798 (27%) for the six months ended June 30, 2010 to $73,705 from $100,503 for the comparable period in 2009. The decrease in depreciation was due primarily to certain assets being fully depreciated.

Interest Income (Expense), net. Interest expense decreased $111,698 (62%) for the six months ended June 30, 2010 to $69,573 from $181,271 for the six months ended June 30, 2009. The decrease was primarily attributable to the reduction in the principal balance of our Founders’ Loan from $2.0 million at June 30, 2009 to $0.8 million at June 30, 2010, combined with lower interest rates. Interest expense for the six months ended June 30, 2010 was composed of the following items: Founders’ Loan interest of $35,704; loan origination and unused line fees associated with the credit line from Silicon Valley Bank totaling $32,374; and interest on our capital lease of $1,560.

Income Taxes. Income tax provision was $38,607 for the six months ended June 30, 2010 and $63,970 for the comparable period of 2009. The decrease in income tax provision was attributable was attributable to reduced withholdings from Canada directly attributable to a decrease in revenue from Canada.

Net Loss. Net loss for the six months ended June 30, 2010 was $2.9 million, an improvement of $0.6 million (16%) from $3.5 million for the six months ended June 30, 2009. Net loss per share, basic and diluted, was $0.20 per share for the six months ended June 30, 2010, an improvement of $0.11 (35%) per share from $0. 31 for the comparable period of 2009. The decrease in net loss was attributable to our cost reduction initiatives partially offset by the $1.1 million in Amusement segment charges.

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

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2010	2009	Change
Net cash used in operating activities	$(246,283)	$(1,323,846)	$1,077,563
Net cash provided by (used in) investing activities	(5,688)	3,850,551	(3,856,239)
Net cash provided by (used in) financing activities	319,877	(2,877,031)	3,196,908

Net increase (decrease) in cash and cash equivalents	67,906	(350,326)	418,232

Cash and cash equivalents, beginning of year	636,374	1,481,530

Cash and cash equivalents, end of period	$704,280	$1,131,204

For the six months ended June 30, 2010, net cash used in operating activities was $0.2 million, as compared to $1.3 million for the six months ended June 30, 2009, a decrease of $1.1 million. The improvement in cash used in operating activities was primarily due to the reduction in net loss and management of working capital spending.

Net cash used in investing activities was $5,688 for the six months ended June 30, 2010, compared to cash provided by investing activities of $3.9 million for the six months ended June 30, 2009. During 2010, net cash used in investing activities is attributable to minor capital expenditures. During 2009, net cash provided by investing activities was primarily investments and redemptions of our auction rate securities (“ARS”) portfolio.

Net cash provided by financing activities was $319,877 for the six months ended June 30, 2010 compared to net cash used in financing activities of $2.9 million for the six months ended June 30, 2009. During 2010, we entered into a private placement resulting in net proceeds of $260,000 and also entered into a Stock Purchase Agreement with Lincoln Park Capital Fund LLC (“LCP”) resulting in initial cash proceeds of $100,000 (see description below). The proceeds from issuances of common stock were partially offset by payments on capital lease obligations totaling $12,814. During 2009, we liquidated our UBS Credit Facility in connection with the sale of our ARS investment.

We have the ability to impact the timing and extent of our cash needs primarily by managing the pace of growth and managing our operating expenses. However, we also have significant contractual obligations and our ability to control both the timing and extent of the cash needs of the business is not unlimited, particularly in light of the current economic climate and the capital intensive nature of the PokerPro business. As we expand our international business, we may also incur additional import duties, taxes, legal, professional fees, overhead costs, and working capital needs that could impact our ability to grow and manage liquidity.

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

Stock Purchase Agreement with LPC

On June 24, 2010, we signed a $5 million purchase agreement with LPC, an Illinois limited liability company.

Upon signing the agreement, LPC purchased 100,000 shares of common stock at a price of $1.00 per share and we received $100,000 in initial proceeds under the purchase agreement. We also issued a warrant to purchase an additional 100,000 shares of our common stock at an exercise price of $1.10 per share and containing a call provision exercisable by us in the event common shares trade above $3.00 per share for 20 consecutive days.

We entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction within 20 days with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to LPC under the purchase agreement. After the SEC has declared effective the registration statement related to the transaction, we has the right over a 30-month period to sell shares of common stock to LPC every two business days in the amount of $50,000. This amount may be increased by $100,000 if the closing price of our shares is above $1.25, by $200,000 if the closing price is above $1.75, by $350,000 if the closing price is above $2.50 and by $500,000 if the closing price is above $3.75.

The purchase price of the shares related to the $4.9 million of future funding will be based on the prevailing market prices of our shares at the time of sales without any fixed discount and subject to the floor price. The purchase price is determined based on the lesser of the lowest sale price on the purchase date or the average of the lowest three closing prices during the preceding 12 days.

In consideration for entering into the agreement, we issued to LPC 137,500 shares of our common stock. We shall issue up to 180,000 common shares on a pro rata basis only if and when we sell additional shares to LPC. These shares shall be held by LPC for 30 months or until such time as the Purchase Agreement is terminated.

We will control the timing and amount of any future sales of shares to LPC and are under no obligation to sell any additional shares to LPC. The purchase agreement may be terminated by us at any time at our discretion and without any cost to us. Except for a limitation on variable priced financings, there are no negative covenants, restrictions on future fundings, penalties or liquidated damages in the agreement. The proceeds received by us under the common stock purchase agreement are expected to be used for working capital purposes.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2010:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$926,000	$72,000	$854,000	$-	$-
Operating lease obligations(2)	214,400	190,000	24,400	-	-
Capital lease obligations(3)	27,125	25,356	1,769	-	-
Purchase obligations(4)	650,839	650,839	-	-	-
Other long-term liabilities(5)	396,500	-	396,500	-	-
Total	$2,214,864	$938,195	$1,276,669	$-	$-

(1)	Represents the outstanding principal amount and interest on our Founder’s Loan.

(2)	Represents operating lease agreements for office and storage facilities and office equipment.

(3)	Represents outstanding principal and interest payable under capital lease obligations related to our purchase of internal-use ERP system.

(4)	Represents open purchase orders with our vendors, primarily purchase obligations for Heads-Up Challenge.

(5)	Represents purchase of gaming inventory from Aristocrat. See Item 5, “Other Information.”

Contractual obligations increased to $2.2 million as of June 30, 2010 from $2.1 million as of December 31, 2009 due principally to an increase related to the purchase of gaming inventory from Aristocrat partially offset by a decrease in the level of inventory purchase commitments and lease obligations.

On August 5, 2010, we amended our agreement related to our purchase obligation for our amusement product which reduced our purchase obligations from $650,839 to $217,857.

Customer Dependence

As of June 30, 2010, five of our customers made up approximately 52% of our total revenues. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2009. During the six months ended June 30, 2010, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. We had no transfers between Level 1, 2, or 3 inputs during the six months ended June 30, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately, and we adopted these new requirements for the quarter ended March 31, 2010.

Subsequent Events

On July 1, 2010, the we received a letter from The NASDAQ Stock Market indicating that the closing bid price of our common stock had fallen below $1.00 for the 30 consecutive business days from May 19, 2010 to June 20, 2010, and therefore, we were not in compliance with NASDAQ Listing Rule 5550(a)(2) as of July 1, 2010.

NASDAQ provides an automatic 180 day grace period, through December 28, 2010, to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for a minimum of 10 consecutive business days. At that time, if we have not regained compliance, we may receive a notice of delisting from NASDAQ, which is appealable to a hearing panel. Alternatively, we may at that time be eligible for an additional grace period of 180 days if we meet the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market.

On August 5, 2010, we approved a plan to discontinue the operations of our Amusement segment. The operations of the Amusement segment will be reflected as a Discontinued Operation beginning with the September 30, 2010 reporting date.

As of June 30, 2010, we evaluated the carrying value of its inventory, leased assets, tooling and purchase commitments in light of the deteriorating performance of the segment during the first half of 2010, the outlook for the Amusement industry and the significant decline in demand and pricing power for our Heads-Up Challenge product. As of that date, indicators of impairment existed that ultimately led us to implement a formal plan of disposition. As a result, we recorded a $1.1 million charge as of June 30, 2010 to reflect our assets at net realizable value and to reflect an unfavorable purchase commitment.

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

As of June 30, 2010, an evaluation of the effectiveness of our disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2010 to enable us to record, process, summarize, and report in a timely manner the information that we are required to disclose in our Exchange Act reports and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We made changes to our internal controls during the fourth quarter of 2009 in connection with the implementation of the inventory, fixed asset, MRP and other modules of our new ERP system in order to address previously identified significant deficiencies in internal control. During the second quarter of 2010, we were continuing to formalize and test those new procedures and controls in connection with the transition to the new system and can provide no assurance that all significant deficiencies will be resolved by the new systems and controls. These significant deficiencies have been reported to our Audit Committee by our management and to our independent registered public accounting firm.

PART II – OTHER INFORMATION

Item 5.     Other Information.

Between March 29, 2010 and April 7, 2010, we entered into Subscription Agreements with four officers and directors and five private investors providing for our issuance and the investors’ purchase of a total of 536,137 shares of our common stock for an aggregate purchase price of $260,000 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(6) and Regulation 506 under the Securities Act. We relied upon, among other things, representations from the investors that they were “accredited investors” within the meaning of Rule 501(a) under the Securities Act as the basis for the exemptions. The five private investors each received 10,000 common stock warrants at an exercise price of $1.00 for a total issuance of 50,000 common stock warrants.

On June 24, 2010, we signed a $5 million purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company.

Upon signing the agreement, LPC purchased 100,000 shares of common stock at a price of $1.00 per share and we received $100,000 in initial proceeds under the purchase agreement. We also issued a warrant to purchase an additional 100,000 shares of our common stock at an exercise price of $1.10 per share and containing a call provision exercisable by us in the event common shares trade above $3.00 per share for 20 consecutive days.

We entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction within 20 days with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to LPC under the purchase agreement. After the SEC has declared effective the registration statement related to the transaction, we have the right over a 30-month period to sell shares of common stock to LPC every two business days in the amount of $50,000. This amount may be increased by $100,000 if the closing price of our shares is above $1.25, by $200,000 if the closing price is above $1.75, by $350,000 if the closing price is above $2.50 and by $500,000 if the closing price is above $3.75.

The purchase price of the shares related to the $4.9 million of future funding will be based on the prevailing market prices of our shares at the time of sales without any fixed discount and subject to the floor price. The purchase price is determined based on the lesser of the lowest sale price on the purchase date or the average of the lowest three closing prices during the preceding 12 days.

In consideration for entering into the agreement, we issued to LPC 137,500 shares of our common stock. We shall issue up to 180,000 common shares on a pro rata basis only if and when we sell additional shares to LPC. These shares shall be held by LPC for 30 months or until such time as the Purchase Agreement is terminated.

We will control the timing and amount of any future sales of shares to LPC and are under no obligation to sell any additional shares to LPC. The purchase agreement may be terminated by us at any time at our discretion and without any cost to us. Except for a limitation on variable priced financings, there are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. The proceeds received by us under the common stock purchase agreement are expected to be used for working capital purposes.

Item 6.     Exhibits.

Exhibit No.	Description
10.1	Subscription Agreements relating to the sale of a total of 536,137 shares of our Common Stock.
10.2	Warrants to purchase a total of 50,000 shares of our Common Stock.
10.3	Common Stock Purchase Agreement, dated as of June 24, 2010, by and between us and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 25, 2010).
10.4	Registration Rights Agreement, dated as of June 24, 2010, by and between us and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 25, 2010).
10.5	Form of Warrant (incorporated by reference from Exhibit 10.3 to our Form 8-K filed on June 25, 2010).
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

POKERTEK, INC.

Date: August 16, 2010	/s/ Mark D. Roberson
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Subscription Agreements relating to the sale of a total of 536,137 shares of our Common Stock.
10.2	Warrants to purchase a total of 50,000 shares of our Common Stock.
10.3	Common Stock Purchase Agreement, dated as of June 24, 2010, by and between us and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 25, 2010).
10.4	Registration Rights Agreement, dated as of June 24, 2010, by and between us and Lincoln Park Capital Fund, LLC (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 25, 2010).
10.5	Form of Warrant (incorporated by reference from Exhibit 10.3 to our Form 8-K filed on June 25, 2010).
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