Form 10-Q
period 2010-09-30
POKERTEK, INC.
filed 2010-11-15
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 8, 2010, there were 15,068,080 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$1,450,709	$1,327,603	$4,300,669	$4,046,411

Cost of revenue	401,786	767,295	1,542,737	2,301,810

Gross profit	1,048,923	560,308	2,757,932	1,744,601
Operating Expenses:
Selling, general and administrative	1,205,146	1,109,963	3,514,684	4,192,178
Research and development	264,703	272,757	797,139	919,527
Share-based compensation expense	173,722	217,277	543,765	580,612
Depreciation	33,916	47,376	107,621	147,879
Total operating expenses	1,677,487	1,647,373	4,963,209	5,840,196

Operating loss	(628,564)	(1,087,065)	(2,205,277)	(4,095,595)

Interest expense, net	(33,973)	(76,403)	(103,546)	(257,674)

Net loss from continuing operations before income taxes	(662,537)	(1,163,468)	(2,308,823)	(4,353,269)

Income tax provision	(14,188)	(19,117)	(52,795)	(83,087)

Net loss from continuing operations	(676,725)	(1,182,585)	(2,361,618)	(4,436,356)
Income (loss) from discontinued operations	32,215	(102,903)	(1,179,372)	(300,078)
Net loss	$(644,510)	$(1,285,488)	$(3,540,990)	$(4,736,434)

Net loss from continuing operations per common share - basic and diluted	$(0.05)	$(0.10)	$(0.16)	$(0.39)
Net income (loss) from discontinued operations per common share - basic and diluted	$0.00	$(0.01)	$(0.08)	$(0.03)
Net loss per common share - basic and diluted	$(0.04)	$(0.11)	$(0.24)	$(0.42)
Weighted average common shares outstanding - basic and diluted	15,000,055	11,811,726	14,569,355	11,287,756

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

Assets	September 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$822,026	$636,374
Accounts receivable, net	871,494	1,179,604
Inventory	1,186,015	1,336,810
Prepaid expenses and other assets	224,546	169,845
Current assets of discontinued operations	602,346	1,906,962
Total current assets	3,706,427	5,229,595

Long-term assets:
PokerPro systems, net	2,213,470	2,408,161
Property and equipment, net	108,180	211,478
Other assets	417,194	433,865
Total long-term assets	2,738,844	3,053,504

Total assets	$6,445,271	$8,283,099

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$442,271	$498,573
Accrued liabilities	687,416	745,349
Deferred revenue	761,127	438,846
Long-term debt, current portion	42,930	26,239
Current liability - related party	19,500	-
Current liabilities of discontinued operations	227,455	261,198
Total current liabilities	2,180,699	1,970,205

Long-term liabilities:
Deferred revenue	146,500	-
Long-term liability - related party	377,000	-
Long-term debt	800,000	812,396
Total long-term liabilities	1,323,500	812,396

Total liabilities	3,504,199	2,782,601

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value per share; authorized 5,000,000, none issued and outstanding	-	-
Common stock, no par value per share; authorized 100,000,000 shares, issued and outstanding 15,068,080 and 14,015,658 shares at September 30, 2010 and December 31, 2009, respectively	-	-
Additional paid-in capital	46,481,736	45,500,172
Accumulated deficit	(43,540,664)	(39,999,674)
Total shareholders' equity	2,941,072	5,500,498

Total liabilities and shareholders' equity	$6,445,271	$8,283,099

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
	Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2009	14,015,658	$-	$45,500,172	$(39,999,674)	$5,500,498
Share-based compensation	65,385	-	224,099	-	224,099
Net loss	-	-	-	(856,593)	(856,593)
Balance, March 31, 2010	14,081,043	-	45,724,271	(40,856,267)	4,868,004
Share-based compensation	65,385	-	149,497	-	149,497
Issuances of common stock, net	773,637	-	444,564	-	444,564
Net loss	-	-	-	(2,039,887)	(2,039,887)
Balance, June 30, 2010	14,920,065	$-	$46,318,332	$(42,896,154)	$3,422,178
Share-based compensation	91,889	-	223,255	-	223,255
Expenses of common stock, net		-	(59,851)	-	(59,851)
Issuances of common stock for warrant conversions	56,126	-	-	-	-
Net loss	-	-	-	(644,510)	(644,510)
Balance, September 30, 2010	15,068,080	$-	$46,481,736	$(43,540,664)	$2,941,072

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,540,990)	$(4,736,434)
Net loss from discontinued operations	1,179,372	300,078

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,437,017	2,152,712
Gain on sale of property and equipment	(1,440)	-
Share-based compensation expense	543,765	580,612
Provision for accounts and other receivables	30,961	22,858
Change in assets and liabilities:
Accounts and other receivables	217,260	223,445
Prepaid expenses and other assets	122,457	164,543
Deferred cost	-	(72,184)
Inventory	547,295	(105,145)
PokerPro systems	(1,105,705)	(128,221)
Accounts payable and accrued expenses	(65,735)	(436,901)
Deferred revenue	468,781	66,964
Net cash used in operating activities from continuing operations	(166,962)	(1,967,673)
Net cash provided by operating activities from discontinued operations	96,087	80,216
Net cash used in operating activities	(70,875)	(1,887,457)

Cash flows from investing activities:
Purchases of property and equipment	(5,688)	(1,471)
Proceeds from sale of equipment	2,805	-
Sale of investments	-	3,900,000
Net cash provided by (used in) investing activities	(2,883)	3,898,529
Cash flows from financing activities:
Repayments of short-term debt	-	(2,865,357)
Proceeds from issuance of common stock, net	284,115	500,000
Repayments of capital lease	(24,705)	(17,718)
Net cash provided by (used in) financing activities	259,410	(2,383,075)
Net increase (decrease) in cash and cash equivalents	185,652	(372,003)
Cash and cash equivalents, beginning of period	636,374	1,481,530
Cash and cash equivalents, end of period	$822,026	$1,109,527

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$56,096	$164,567
Income taxes	$62,042	$106,919

Non-cash transactions:
Gaming inventory purchase - related party	$396,500	$-
Issuance of common stock for commitment fee	$100,598	$-
Purchase of Gaming assets with capital lease	$29,000	$-
Issuance of common stock in satisfaction of long-term debt	$-	$1,200,000
Issuance of common stock as payment for inventory of discontinued operations	$-	$480,250
Issuance of common stock as payment of interest	$-	$33,124

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                      Nature of Business and Basis of Presentation

Nature of Business

PokerTek, Inc. (“PokerTek” or the “Company”) is engaged in the development, manufacture, and marketing of electronic poker-related products for use in the gaming market.

The Company previously had two product lines, PokerPro® gaming products and Heads-Up Challenge™ amusement products.  On August 5, 2010, the Company approved a plan to discontinue the operations of its Amusement segment. The operations of the Amusement segment is reflected as a Discontinued Operation beginning with the September 30, 2010 reporting date.

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

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances, and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010 and did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011 and will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no transfers between Level 1, 2, or 3 inputs during the nine months ended September 30, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately, and the Company adopted these new requirements for the quarter ended March 31, 2010.

Note 2.                      Operations and Liquidity Management

Historically, the Company has incurred net losses and used cash from financing activities to fund its operations. Over the past several quarters, the Company reduced its operating expenses in order to improve its operating results and reduce its use of cash. As of September 30, 2010, the Company’s cash balance was approximately $0.8 million.  The level of cash needed to fund operations and the Company’s ability to conduct its business for the next year is influenced primarily by the following factors:

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

Management’s operating plan for the remainder of 2010 and 2011 is to balance revenue growth with operating expense control and working capital management while carefully monitoring the impact of growth on cash needs and cash balances. Should it become necessary, management plans to reduce expenditures related to inventory procurement and decrease variable operating expenses. In addition, management may also seek to raise additional capital or expand its credit facilities to bolster liquidity and to accelerate business growth during the remainder of 2010 and 2011.

Note 3.                      Discontinued Operations

In August 2010, the Company decided to exit its Amusement business.  The Company’s decision was based on the deteriorating performance of the segment during the first half of 2010, the outlook for the Amusement industry and the significant decline in demand and pricing power for our Heads-Up Challenge product.

The Company evaluated the trend of declining selling prices and margins in the first half of 2010 and determined the carrying value of the Amusement assets required adjustment to reflect those assets at the lower of cost or market based on estimated future cash flows.  In addition, the Company’s obligations to purchase additional Amusement product was determined to be an unfavorable purchase commitment requiring recognition in the financial statements.   These non-recurring costs totaled $1.1 million and are reflected in the accompanying consolidated statements of operations.

The results of operations and related non-recurring costs associated with the Amusement business have been presented as discontinued operations for all periods.  Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets.

The statements of operations for the discontinued operations for the three and nine months ended September 30, 2009 and 2010 consisted of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$251,433	$234,078	$832,191	$1,170,170

Cost of revenue	176,880	195,565	1,708,909	1,028,118

Gross profit	74,553	38,513	(876,718)	142,052
Operating Expenses:
Selling, general and administrative	41,305	115,786	107,101	371,862
Research and development	-	6,885	7,922	15,436
Share-based compensation expense	1,033	3,687	4,586	9,729
Depreciation	-	15,058	183,045	45,103
Total operating expenses	42,338	141,416	302,654	442,130

Net income (loss) from discontinued operations	$32,215	$(102,903)	$(1,179,372)	$(300,078)

Assets and liabilities of discontinued operations at September 30, 2010 and December 31, 2009 consisted of the following:
	September 30,	December 31,
	2010	2009

Assets:
Accounts receivable	$94,466	$8,064
Inventory	417,085	1,145,429
Heads-Up Challenge units, net	90,795	570,425
Property and equipment, net	-	183,044
Total assets	$602,346	$1,906,962

Liabilities:
Accounts payable	$12,352	$19,903
Accrued liabilities	152,337	77,435
Deferred revenue	62,766	163,860
Total liabilities	$227,455	$261,198

Note 4.                      Inventory

Inventory at September 30, 2010 and December 31, 2009 consisted of the following:
	September 30,	December 31,
	2010	2009

Raw materials and components	$778,780	$1,060,143
PokerPro systems in process	346,860	458,078
Finished goods	361,895	153,524
Reserve	(301,520)	(334,935)
Inventory, net	$1,186,015	$1,336,810

Note 5.                      Prepaid Expenses and Other Assets

Prepaid expenses and other assets at September 30, 2010 and December 31, 2009 consisted of the following:
	September 30,	December 31,
	2010	2009

Prepaid expenses	$89,585	$103,053
Stock issuance commitment fee, net	102,604	-
Other	32,357	66,792
Prepaid expenses and other assets	$224,546	$169,845

Deferred licensing fees, net	$299,823	$364,482
Long-term receivable	59,889	-
Other	57,482	69,383
Other assets	$417,194	$433,865

Note 6.                      PokerPro Systems, net

PokerPro systems, net at September 30, 2010 and December 31, 2009 consisted of the following:
	September 30,	December 31,
	2010	2009

PokerPro systems	$7,474,236	$7,831,243
Less: accumulated depreciation and amortization	(5,260,766)	(5,423,082)
PokerPro systems, net	$2,213,470	$2,408,161

Note 7.                      Property and Equipment

Property and equipment at September 30, 2010 and December 31, 2009 consisted of the following:
	September 30,	December 31,
	2010	2009

Equipment	$431,119	$434,389
Leasehold improvements	199,948	199,948
Capitalized software	157,067	157,067
	788,134	791,404
Less: accumulated depreciation	(679,954)	(579,926)
Property and equipment, net	$108,180	$211,478

Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of a new internal-use enterprise resource management system. Accumulated depreciation on capitalized software at September 30, 2010 was $100,290. The software portion of this systems investment was financed through a capital lease obligation (see Note 9, “Debt”).

Note 8.                      Accrued Liabilities

Accrued liabilities at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009

Professional fees	$168,609	$179,968
Other liabilities and customer deposits	518,807	565,381
Accrued liabilities	$687,416	$745,349

Note 9.                      Debt

The Company’s outstanding debt balances as of September 30, 2010 and December 31, 2009 consisted of the following:
	September 30,	December 31,
	2010	2009

SVB Credit Facility	$-	$-
Founders' Loan	800,000	800,000
Capital lease obligation	42,930	38,635
Total debt	842,930	838,635
Current portion of debt	42,930	26,239
Long-term portion of debt	$800,000	$812,396

SVB Credit Facility: The Company maintains a credit facility with Silicon Valley Bank to support the Company’s working capital needs (the “SVB Credit Facility”). On October 27, 2010, the Company entered into amendments to the SVB Credit Facility, which extended the maturity date for the facility to October 20, 2011, adjusted the facility amount to have a Facility Limit of $900,000 with maximum advances determined based on the composition of the Company’s eligible accounts receivable and inventory balances and modified certain other provisions of the facility.

The SVB Credit Facility bears interest at an annual rate equal to the greater of prime plus 2.0% or 6.5%.   The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of September 30, 2010, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founder’s Loan.

As of September 30, 2010, there were no borrowings outstanding under the SVB Credit Facility.

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

As of September 30, 2010, the carrying value of the Founders’ Loan was $0.8 million and its fair value was approximately $0.8 million.

Capital Lease Obligation: During 2008, the Company entered into capital lease obligations totaling $73,273 to finance the purchase of a new internal-use ERP system. These capital lease obligations have a term of 36 months, resulting in monthly payments of $2,396. At the end of the lease term, the Company has the option to purchase the software for $101. The net book value of the assets under lease at September 30, 2010 was $56,777.  Related depreciation expense recognized during the three and nine months ended September 30, 2010 and September 30, 2009 was $13,089 and $39,267, respectively, resulting in accumulated depreciation of $100,290 at September 30, 2010.

During September 2010, the Company entered into a capital lease obligation totaling $29,000 to finance the purchase of equipment. This capital lease obligation has a term of 12 months, resulting in monthly payments of $3,452. At the end of the lease term, the Company has the option to purchase the software for $1. The net book value of the asset under lease at September 30, 2010 was $26,583.  Related depreciation expense recognized during the three months ended September 30, 2010 was $2,417, resulting in accumulated depreciation of $2,417 at September 30, 2010.

Note 10.     Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 15% of their annual compensation, subject to annual limitations established by the IRS. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%.  For the three months ended September 30, 2010 and September 30, 2009, the Company recorded contribution expense of $11,355 and $16,862, respectively.  For the nine months ended September 30, 2010 and September 30, 2009, the Company recorded contribution expense of $29,452 and $63,953, respectively.

Note 11.                       Shareholders’ Equity

Private Placement Transaction

During the quarter ended June 30, 2010, the Company and four officers and directors and five private investors entered into Subscription Agreements providing for the issuance by the Company and the purchase by the investors of a total of 536,137 shares of Common Stock for an aggregate purchase price of $260,000 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(6) and Regulation 506 under the Securities Act. The five private investors each received 10,000 common stock warrants at an exercise price of $1.00 for a total issuance of 50,000 common stock warrants.  The shares of common stock and warrants were recorded as equity.

Lincoln Park Transaction

On June 24, 2010 and amended on September 27, 2010, the Company signed a $5 million purchase agreement with LPC, an Illinois limited liability company.

Upon signing the agreement, LPC purchased 100,000 shares of common stock at a price of $1.00 per share and the Company received $100,000 in initial proceeds under the purchase agreement.  The Company also issued a warrant to purchase an additional 100,000 shares of our common stock at an exercise price of $1.10 per share and containing a call provision exercisable by us in the event common shares trade above $3.00 per share for 20 consecutive days

The Company entered into a registration rights agreement with LPC whereby the Company agreed to file a registration statement related to the transaction within 20 days with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to LPC under the purchase agreement.  After the SEC declared effective the registration statement related to the transaction, the Company has the right over a 30-month period to sell shares of common stock to LPC every two business days in the amount of $50,000.  This amount may be increased by $100,000 if the closing price of our shares is above $1.25, by $200,000 if the closing price is above $1.75, by $350,000 if the closing price is above $2.50 and by $500,000 if the closing price is above $3.75.

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

In consideration for entering into the agreement, the Company issued to LPC 137,500 shares of our common stock.  The Company shall issue up to 180,000 common shares on a pro rata basis only if and when the Company sell additional shares to LPC. These shares shall be held by LPC for 30 months or until such time as the Purchase Agreement is terminated

The Company will control the timing and amount of any future sales of shares to LPC and is under no obligation to sell any additional shares to LPC.  The purchase agreement may be terminated by us at any time at our discretion and without any cost to us. Except for a limitation on variable priced financings, there are no negative covenants, restrictions on future fundings, penalties or liquidated damages in the agreement.  The proceeds received by us under the common stock purchase agreement are expected to be used for working capital purposes.

The registration statement related to the LPC transaction was declared effective by the SEC on November 10, 2010, and all conditions precedent to commencement under the purchase agreement have been generally satisfied.  The Company now has the right to sell shares of common stock to LPC every two business days, as described above.

Stock Incentive Plan

Option activity under the Company’s stock incentive plans for the nine months ended September 30, 2010 was as follows:
		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	2,078,299	$2.48	-	-
Granted	327,000	0.64	-	-
Exercised	-	-	-	-
Forfeited	(132,100)	4.87	-	-
Expired	-	-	-	-

Outstanding at September, 2010	2,273,199	$2.10	8.4	$(3,413,499)

Exercisable at September 30, 2010	927,631	$3.53	7.4	$(2,716,460)

Note 12.     Income taxes

For the three months ended September 30, 2010 and September 30, 2009, the Company recognized a tax provision of $14,188 and $19,117, respectively.  For the nine months ended September 30, 2010 and September 30, 2009, the Company recognized a tax provision of $52,795 and $83,087, respectively.  These provisions are based principally on the Company’s estimated foreign income tax withholding liability, which is attributable to revenues generated outside of the United States.

The effective rates for the periods ending September 30, 2010 and 2009 differ from the U.S. federal statutory rate principally because: (1) the tax benefit arising from the Company’s net operating losses are fully offset by the valuation allowance established against the Company’s deferred tax assets: and (2) the Company incurs withholding taxes.

Note 13.     Related Party Transactions

Transactions with Aristocrat

License fees from and equipment sales to Aristocrat of $54,180 and $834, respectively, were recorded in the three months ended September 30, 2010, while $100,831 and $107,782, respectively, were recorded during the three months ended September 30, 2009.  License fees from and equipment sales to Aristocrat of $174,999 and $3,974, respectively, were recorded in the nine months ended September 30, 2010, while $414,283 and $209,806, respectively, were recorded during the nine months ended September 30, 2009.  As of September 30, 2010 and December 31, 2009, $36,700 and $150,448, respectively, were due from Aristocrat and included in accounts receivable in the accompanying Consolidated Balance Sheets.  As of September 30, 2010 and December 31, 2009, $16,818 and $0, respectively, were due to Aristocrat and included in accounts payable in the accompanying Consolidated Balance Sheets.

The Company terminated its Exclusive Distribution Agreement and entered into an Equipment Purchase Arrangement with Aristocrat effective January 15, 2010. The Equipment Purchase Arrangement provides that the purchase price for the purchased equipment will be paid from the Company to Aristocrat as the purchased equipment is deployed and revenues are received by the Company. As revenues are received by the Company, the payment to Aristocrat will be calculated as 20% of the Company’s gross revenue attributable to each table, up to a specified cap per table.  The Company has recorded a liability of $396,500 related to its purchase of inventory, which is reflected in long-term liabilities-related party on the accompanying Consolidate Balance Sheet as of September 30, 2010.  No payments had been made to Aristocrat as of September 30, 2010.

The Company agreed to assume responsibility for (and take title to) certain PokerPro tables currently installed at specified customer locations. In return for transfer of these tables to the Company, the Company agreed to relieve Aristocrat of all responsibility and related costs to service, support, maintain, replace and repair those tables.

As of September 30, 2010 and December 31, 2009, Aristocrat owned 12.0% and 12.9%, respectively, of the Company’s common stock.

Transactions with ICP Electronics, Inc.

The Company purchased inventory and services from ICP Electronics, Inc. (“ICP”) for the nine month periods ended September 30, 2010 and September 30, 2009, of $405,697 and $316,014, respectively. As of September 30, 2010, $30,748 was due to ICP and included in accounts payable in the accompanying Consolidated Balance Sheets.  As of September 30, 2010, the Company had purchase obligations with ICP, Inc. totaling $239,417.  As of September 30, 2010 and December 31, 2009, ICP owned 4.6% and 4.9%, respectively, of the Company’s common stock. In August 2010, the Company amended its purchase commitment with ICP to immediately terminate its obligation to make the balance of 15 monthly payments of $39,389 in return for future deliveries of Heads-Up Challenge inventory in connection with its plan to exit the Amusement business.  Since the remaining inventory held by ICP will become obsolete and ultimately be scrapped, the Company agreed to make the following payments to ICP: $52,617.82 on August 5, 2010; $52,617.82 on September 1, 2010; and $52,617.83 on October 1, 2010.

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. The lease expires in August 2011. Rent expense recorded for the leased space for the three months ended September 30, 2010 and September 30, 2009, was $42,600 for both periods. Rent expense recorded for the leased space for the nine months ended September 30, 2010 and September 30, 2009, was $127,800 and $146,300, respectively.

Founders’ Loan

During the three months ended September 30, 2010 and September 30, 2009, the Company made $18,148 and $29,013, respectively, in aggregate interest payments in cash.  During the nine months ended September 30, 2010 and September 30, 2009, the Company made $54,049 and $136,574, respectively, in aggregate interest payments in cash.  Refer to Note 9, “Debt” for a description of the terms of this loan.

Note 14.     Segment Information

Following the Company’s exit from the Amusement business (see Note 3, “Discontinued Operations”), the Company has one reportable segment which is entirely focused on the gaming business.  The results of operations for the Amusement business have been reported as discontinued operations for all periods presented.

Revenues by Geographic Area

Revenues by geographic area are determined based on the location of the Company’s customers.  For the three months ended September 30, 2010 and 2009, sales to customers outside the United States accounted for 39% and 22% of the Company’s consolidated revenue, respectively.  For the nine months ended September 30, 2010 and 2009, sales to customers outside the United States accounted for 37% and 32% of the Company’s consolidated revenue, respectively.

The following provides financial information concerning the Company’s revenues by geographic area:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
United States	$878,882	$1,034,944	$2,706,191	$2,770,134
North America, excluding U.S.	354,379	187,624	1,174,495	758,418
Europe	76,093	28,631	157,809	258,242
Other International	141,355	76,404	262,174	259,617
	$1,450,709	$1,327,603	$4,300,669	$4,046,411

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

Overview

We are engaged in the development, manufacture and marketing of electronic table games.   We currently market our PokerPro® product to casinos, cruise line operators, racinos, card clubs, and lotteries worldwide. We are also introducing additional games on our electronic table games platform, and have announced that Blackjack will be our first non-poker offering.

Over the past year, we have adjusted our marketing strategy to target those markets with less competition and more favorable conditions for electronic table games.  In connection with this transition, we increased our focus on penetrating international gaming markets, including Canada, Mexico, and Europe. We terminated Aristocrat’s exclusive distribution agreement in January 2010 and are marketing our products on a direct basis worldwide. We believe these changes allow us to focus our resources on those markets that offer the best opportunity to build a strong business.

In August 2010 we approved a plan to discontinue our amusement business to focus on our higher-margin gaming business.   We recognized $1.1 million in non-recurring charges in the second quarter of 2010 to reflect our amusement assets at net realizable value and to reflect an unfavorable purchase commitment. Excluding the non-recurring charges from the amusement business, results from our continuing gaming operations improved as a result of higher margins on the recurring revenues and lower operating expenses.

We are committed to increasing our penetration in our new target markets, continuing to control our spending and expect our financial results for 2010 to continue to improve as we execute our strategic plan. However, we have limited financial resources and our ability to raise capital on favorable terms is not known and may impact our ability to grow and to fully implement our strategic plans. We also expect economic sluggishness and tight credit markets to continue, which may impact revenues from existing customers as well as our ability to attract new customers. Changes in consumer confidence and spending and/or significant changes in the gaming and amusement markets or our ability to obtain financing could have a material impact on our future consolidated financial position, results of operations or cash flows.

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues. Revenues increased by $0.1 million (9%) to $1.5 million for the three months ended September 30, 2010 as compared to $1.3 million for the three months ended September 30, 2009.   Revenues improved as we increased penetration in our target markets and shifted revenue producing assets from the United States to International markets, principally Mexico.

Gross Profit.   Gross profit increased by $0.5 million (87%) to $1.0 million for the three months ended September 30, 2010 as compared to $0.6 million for the three months ended September 30, 2009.  The increase in gross profit was primarily attributable to improved asset utilization and reduced depreciation and amortization.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses (“SG&A”) increased by $0.1 million (9%) to $1.2 million for the three months ended September 30, 2010 as compared to $1.1 million for the three months ended September 30, 2009. SG&A has been essentially flat following expense reductions in 2008 and early 2009.  As a percentage of total revenues, SG&A expenses were 83% of total revenues for the three months ended September 30, 2010, compared with 84% of total revenues for the comparable period in 2009.

Research and Development Expenses.   Research and development expenses decreased by $8,054 (3%) to $264,703 for the three months ended September 30, 2010 as compared to $272,757 for the three months ended September 30, 2009. We continue to invest in software and hardware development to improve PokerPro and to develop our new ProCore platform. However, our cost reduction initiatives favorably impacted research and development expenses.

Depreciation.   Depreciation decreased by $13,460 (28%) for the three months ended September 30, 2010 to $33,916 from $47,376 for the comparable period in 2009.  The decrease in depreciation was primarily attributable to certain assets being fully depreciated.

Interest Expense, net.   Interest expense decreased $42,430 (56%) for the three months ended September 30, 2010 to $33,973 from $76,403 for the three months ended September 30, 2009.  The decrease was primarily attributable to the reduction in the principal balance of our Founders’ Loan from $2.0 million to $0.8 million on September 10, 2009, combined with lower interest rates. Interest expense for the three months ended September 30, 2010 was composed of the following items: Founders’ Loan interest of $18,148; loan origination and unused line fees associated with the credit line from Silicon Valley Bank totaling $13,358; and interest on our capital lease of $2,467.

Income Taxes.   Income tax provision was $14,188 for the three months ended September 30, 2010 and $19,117 in the comparable period of 2009.  The decrease in income tax provision was attributable to reduced withholdings in foreign jurisdictions.

Net Loss from continuing operations.   Net loss from continuing operations for the three months ended September 30, 2010 was $0.7 million, an improvement of $0.5 million (43%) from $1.2 million for the three months ended September 30, 2009.  Net loss from continuing operations per share, basic and diluted, was $0.05 per share for the three months ended September 30, 2010, an improvement of $0.05 (55%) per share from net loss per share, basic and diluted, compared to $0.10 for the comparable period of 2009. The decrease in net loss was attributable to improved revenue and margins and stable operating expenses.

Net Income from discontinued operations.   Net income from discontinued operations for the three months ended September 30, 2010 was $32,215, an improvement of $135,118 (131%) from  a net loss of $102,903 for the three months ended September 30, 2009.  Net income from discontinued operations per share, basic and diluted, was $0.00 for the three months ended September 30, 2010, an improvement of $0.01 (125%) per share from net loss per share, basic and diluted, compared to $0.01 for the comparable period of 2009.

Net Loss.   Net loss for the three months ended September 30, 2010 was $0.6 million, an improvement of $0.6 million (50%) from $1.3 million for the three months ended September 30, 2009.    Net loss per share, basic and diluted, was $0.04 per share for the three months ended September 30, 2010, an improvement of $0.07 (61%) per share from net loss per share, basic and diluted, of $0.11 for the comparable period of 2009. The decrease in net loss was attributable to our improved results from continuing gaming business.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues.   Revenues increased by $0.3 million (6%) to $4.3 million for the nine months ended September 30, 2010 as compared to $4.0 million for the nine months ended September 30, 2009. Revenues improved as we increased penetration in our target markets and shifted revenue producing assets from the United States to International markets, principally Mexico.

Gross Profit.  Gross profit increased by $1.0 million (58%) to $2.8 million for the nine months ended September 30, 2010 as compared to $1.7 million for the nine months ended September 30, 2009. The increase in gross profit was primarily attributable to improved asset utilization and reduced depreciation and amortization.

Selling, General and Administrative Expenses.   SG&A decreased by $0.7 million (16%) to $3.5 million for the nine months ended September 30, 2010 as compared to $4.2 million for the nine months ended September 30, 2009. This decrease was primarily due to lower salaries and other employee-related expenses as a result of the headcount reductions and other cost reduction initiatives.  As a percentage of total revenues, SG&A expenses were 82% of total revenues for the nine months ended September 30, 2010, compared with 104% of total revenues for the comparable period in 2009 on lower product sale revenues.

Research and Development Expenses.   Research and development expenses decreased by $0.1 million (13%) to $0.8 million for the nine months ended September 30, 2010 as compared to $0.9 million for the nine months ended September 30, 2009. We continue to invest in software and hardware development to improve PokerPro and to develop our new ProCore platform. However, our cost reduction initiatives favorably impacted research and development expenses.

Depreciation.   Depreciation decreased by $40,258 (27%) for the nine months ended September 30, 2010 to $107,621 from $147,879 for the comparable period in 2009.  The decrease in depreciation was due primarily to certain assets being fully depreciated.

Interest Expense, net.   Interest expense, net decreased $154,128 (60%) for the nine months ended September 30, 2010 to $103,546 from $257,674 for the nine months ended September 30, 2009.   The decrease was primarily attributable to the reduction in the principal balance of our Founders’ Loan from $2.0 million to $0.8 million on September 10, 2009, combined with lower interest rates. Interest expense for the nine months ended September 30, 2010 was composed of the following items: Founders’ Loan interest of $53,852; loan origination and unused line fees associated with the credit line from Silicon Valley Bank totaling $45,732; and interest on our capital lease of $4,027.

Income Taxes.   Income tax provision was $52,795 for the nine months ended September 30, 2010 and $83,087 for the comparable period of 2009.  The decrease in income tax provision was attributable to reduced withholdings in foreign jurisdictions.

Net Loss from continuing operations.   Net loss from continuing operations for the nine months ended September 30, 2010 was $2.4 million, an improvement of $2.1 million (47%) from $4.4 million for the nine months ended September 30, 2009.  Net loss per share, basic and diluted, was $0.16 per share for the nine months ended September 30, 2010, an improvement of $0.23 (59%) per share from net loss per share, basic and diluted, of $0.39 for the comparable period of 2009.  The decrease in net loss was attributable to improved revenue and margins and stable operating expenses.

Net Loss from discontinued operations.   Net loss from discontinued operations for the nine months ended September 30, 2010 was $1.2 million, an increase of $0.9 million (293%) from $0.3 million for the nine months ended September 30, 2009.  Net loss per share, basic and diluted, was $0.08 per share for the nine months ended September 30, 2010, a decrease of $0.05 (204%) per share from net loss per share, basic and diluted, of $0.03 for the comparable period of 2009.  The increase in net loss was primarily attributable to the $1.1 million in non-recurring charges recognized to reduce the Amusement assets to net realizable value and to recognize an unfavorable purchase commitment.

Net Loss.   Net loss for the nine months ended September 30, 2010 was $3.5 million, an improvement of $1.2 million (25%) from $4.7 million for the nine months ended September 30, 2009.  Net loss per share, basic and diluted, was $0.24 per share for the nine months ended September 30, 2010, an improvement of $0.18 (42%) per share from net loss per share, basic and diluted, of $0.42 for the comparable period of 2009.  The decrease in net loss was attributable to the improved results from continuing gaming business, partially offset by the $1.1 million in non-recurring charges from the Amusement segment.

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

Discussion of Statement of Cash Flows
	Nine Months Ended September 30,
	2010	2009	Change
Net cash used in operating activities	$(70,875)	$(1,887,457)	$1,816,582
Net cash provided by (used in) investing activities	(2,883)	3,898,529	(3,901,412)
Net cash provided by (used in) financing activities	259,410	(2,383,075)	2,642,485

Net increase (decrease) in cash and cash equivalents	185,652	(372,003)	557,655

Cash and cash equivalents, beginning of year	636,374	1,481,530

Cash and cash equivalents, end of period	$822,026	$1,109,527

For the nine months ended September 30, 2010, net cash used in operating activities was $0.1 million, as compared to $1.9 million for the nine months ended September 30, 2009, a decrease of $1.8 million.  The improvement in cash used in operating activities was primarily due to the reduction in net loss and management of working capital spending.

 Net cash used in investing activities was $2,883 for the nine months ended September 30, 2010, compared to cash provided by investing activities of $3.9 million for the nine months ended September 30, 2009.  During 2010, net cash used in investing activities is attributable to minor capital expenditures.  During 2009, net cash provided by investing activities was primarily investments and redemptions of our auction rate securities (“ARS”) portfolio.

Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2010 compared to net cash used in financing activities of $2.4 million for the nine months ended September 30, 2009.  During 2010, we entered into a private placement resulting in net proceeds of $260,000 and also entered into a Purchase Agreement, as amended, with Lincoln Park Capital Fund LLC (“LPC”) resulting in initial cash proceeds of $100,000. We incurred expenses related to the LPC agreement of $75,885.  The proceeds from issuances of common stock were partially offset by payments on capital lease obligations totaling $24,705. During 2009, we liquidated our UBS Credit Facility in connection with the sale of our ARS investment.

We have $0.8 million of debt outstanding under our Founder’s Loan following the issuance of 1,445,784 shares of common stock to liquidate $1.2 million of the original $2.0 million loan.  The remaining $0.8 million has a maturity date of March 21, 2012 and provides that monthly interest payments, at the election of the holder, may be made in our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.

We have a credit facility with Silicon Valley Bank to provide working capital financing.  The credit facility has a maturity date of October 20, 2011 and a Facility Limit of $0.9 million with maximum advances determined based on the composition of our eligible accounts receivable.  The credit facility bears interest at an annual rate equal to the greater of prime plus 6.5% or prime plus 2.0%.  There were no amounts drawn on the SVB Credit Facility as of September 3, 2010.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2010:
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$908,000	$72,000	$836,000	$-	$-
Operating lease obligations(2)	139,786	139,786	-	-	-
Capital lease obligations(3)	51,005	51,005	-	-	-
Purchase obligations(4)	244,837	244,837	-	-	-
Other long-term liabilities(5)	396,500	19,500	377,000	-	-
Total	$1,740,128	$527,128	$1,213,000	$-	$-

(1)	Represents the outstanding principal amount and interest on our Founder’s Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents outstanding principal and interest payable under capital lease obligations related to our purchase of internal-use ERP system and gaming equipment.
(4)	Represents open purchase orders with our vendors, primarily purchase obligations for gaming inventory.
(5)	Represents purchase of gaming inventory from Aristocrat.

Contractual obligations decreased to $1.7 million as of September 30, 2010 from $2.1 million as of December 31, 2009 due principally to a decrease in the level of inventory purchase commitments and lease obligations.

Customer Dependence

As of September 30, 2010, five of our customers made up approximately 59% of our total revenues.  The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2009. During the nine months ended September 30, 2010 there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. We had no transfers between Level 1, 2, or 3 inputs during the nine months ended September 30, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately, and we adopted these new requirements for the quarter ended March 31, 2010.

Subsequent Events

On October 27, 2010, we entered into amendments to the SVB Credit Facility, which extended the maturity date for the facility to October 20, 2011, adjusted the facility amount to have a Facility Limit of $900,000 with maximum advances determined based on the composition of our eligible accounts receivable and inventory balances and modified certain other provisions of the facility.

The registration statement related to the LPC transaction was declared effective by the SEC on November 10, 2010, and all conditions precedent to commencement under the purchase agreement have been generally satisfied.  The Company now has the right to sell shares of common stock to LPC every two business days, as provided in the purchase agreement.

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

As of September 30, 2010, an evaluation of the effectiveness of our disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2010 to enable us to record, process, summarize, and report in a timely manner the information that we are required to disclose in our Exchange Act reports and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have been making changes to our internal controls during 2010 in connection with the implementation of the inventory, fixed asset, MRP and other modules of our new ERP system in order to address previously identified significant deficiencies in internal control. We have also made enhancements to our disclosure process to improve our control environment.  During 2010, we are continuing to formalize and test those new procedures and controls in connection with the transition to the new system.  Our management does not believe that these significant deficiencies are indicative of a material weakness in our internal control over financial reporting.  We believe that the changes to our internal control over financial reporting during the quarter ended September 30, 2010 have enhanced our internal control over financial reporting.  We can provide no assurance that all significant deficiencies will be resolved by the new systems and controls.  These significant deficiencies have been reported to our Audit Committee by our management and to our independent registered public accounting firm.

PART II – OTHER INFORMATION

Item 5.     Other Information

On July 1, 2010, we received a letter from The NASDAQ Stock Market indicating that the closing bid price of our common stock had fallen below $1.00 for the 30 consecutive business days from May 19, 2010 to June 20, 2010, and therefore, we were not in compliance with NASDAQ Listing Rule 5550(a)(2) as of July 1, 2010.  NASDAQ provides an automatic 180 day grace period, through December 28, 2010, to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for a minimum of 10 consecutive business days. At that time, if we have not regained compliance, we may receive a notice of delisting from NASDAQ, which is appealable to a hearing panel. Alternatively, we may at that time be eligible for an additional grace period of 180 days if we meet the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market.

On August 5, 2010, our Board of Directors approved a plan to exit our Amusement business consisting of the manufacture and sale of Heads-Up Challenge units. Our strategic plan is to focus on expanding our higher margin gaming business. Our decision to exit the Amusement business, which has generated consistently declining revenues over the past few years and in management’s view, has a shrinking market, is consistent with this strategy. We expect to complete the exit from our Amusement business by March 31, 2011.

In connection with management’s evaluation of the Amusement business, which led to the decision to discontinue the business, management evaluated the trend of declining selling prices and margins in the first half of 2010 and determined the carrying value of the Amusement assets required adjustment to reflect those assets at the lower of cost or market. In addition, our obligation to purchase additional Amusement product was determined to be an unfavorable purchase commitment requiring recognition in the financial statements as of June 30, 2010.

Beginning with the current reporting period, the Amusement segment is treated as discontinued operations under generally accepted accounting principles, and all prior periods will be recast to reflect discontinued operations treatment.

Pursuant to an Amendment to Inventory Purchase Commitment, dated August 5, 2010, between us and ICP Electronics, Inc. (“ICP”), the parties agreed that our obligation to make the balance of 15 monthly payments of $39,389 in return for future deliveries of Heads-Up Challenge inventory would be terminated immediately.  As part of the Amendment, ICP agreed to complete assembly and ship the 141 Heads-Up Challenge units previously paid for by us in accordance with a shipping schedule to be mutually agreed upon by ICP and us.  In addition, since the remaining inventory held by ICP will become obsolete and ultimately be scrapped, we agreed to make the following payments to ICP: $52,617.82 on August 5, 2010; $52,617.82 on September 1, 2010; and $52,617.83 on October 1, 2010.

On August 27, 2010, we entered into the Third Amendment to our Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank (“SVB”). We established this Loan and Security Agreement with SVB on July 25, 2008 (the “Credit Facility”), which was previously amended on or about December 23, 2008 and on or about July 23, 2009.

The Credit Facility, as amended, extended the maturity date for the Credit Facility to October 21, 2010, reduced the Facility Limit to One Million Two Hundred Fifty Thousand Dollars ($1,250,000) with maximum advances determined based on the composition of our eligible accounts receivable and modified certain other provisions of the Credit Facility.  Under the Loan and Security Agreement portion of the Credit Facility, we may advance up to 80% of eligible domestic accounts receivable. The total face amount of domestic accounts receivable eligible for advance may not exceed the Facility Amount of $1,250,000.

The Applicable Rate remains unchanged at the greater of Prime Rate plus 2.00% or 6.50, and the Unused Commitment Fee remains unchanged at .50% per annum of the average unused portion of the Total Commitment Amount and the Credit Facility continues to require the attainment of certain restrictive covenants, including the maintenance of an Adjusted Quick Ratio of 1.00 to 1.00.

On September 27, 2010, we executed an Amended and Restated Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), amending the $5 million purchase agreement with LPC that we signed on June 24, 2010, to make clear that LPC does not have the ability to make an investment decision after the filing of our registration statement on Form S-1 and that LPC is irrevocably bound to purchase the securities underlying the put. In addition, under the amended and restated purchase agreement LPC does not have the right to terminate the agreement upon the occurrence of an event of default.

Item 6.     Exhibits.

Exhibit No.	Description

10.1	Amendment to Inventory Purchase Commitment, dated August 5, 2010, between us and ICP Electronics, Inc. (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on August 10, 2010).

10.2	Third Amendment to Loan and Security Agreement, dated August 27, 2010, between us and Silicon Valley Bank.

10.3
Amended and Restated Purchase Agreement dated as of September 27, 2010, by and between us and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on September 28, 2010).

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

Date: November 15, 2010
/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Inventory Purchase Commitment, dated August 5, 2010, between us and ICP Electronics, Inc. (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on August 10, 2010).

10.2	Third Amendment to Loan and Security Agreement, dated August 27, 2010, between us and Silicon Valley Bank.

10.3
Amended and Restated Purchase Agreement dated as of September 27, 2010, by and between us and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on September 28, 2010).

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