Form 10-K
period 2010-12-31
POKERTEK, INC.
filed 2011-03-16
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (do not check if a smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2010 was $5,092,055 based upon the last reported sale price on the NASDAQ Capital Market on June 30, 2010.

On March 10, 2011, there were 6,219,560 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of our Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

(i)

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including but not limited to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements are made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or other comparable words identify forward-looking statements. Our actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related, but not limited to: the impact of global macroeconomic and credit conditions on our business and the business of our suppliers and customers, overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, termination or non-renewal of customer contracts, competitive pressures and general economic conditions and our financial condition, including our ability to maintain sufficient liquidity to operate our business. These and other risks and uncertainties are described in more detail under the caption “Risk Factors” in Item 1A of Part I of this annual report on Form 10-K and other reports that we file with the Securities and Exchange Commission (“SEC”). As a result of these risks and uncertainties, the results or events indicated by these forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

Forward-looking statements speak only as of the date they are made and should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, except as required by applicable laws, and you are urged to review and consider disclosures that we make in the reports that we file with the SEC that discuss other factors germane to our business.

(ii)

PART I

Item 1.  Business.

We are a North Carolina corporation, founded in 2003. We conducted our initial public offering in October 2005. Our corporate offices are located at 1150 Crews Road, Matthews, North Carolina 28105 and our telephone number is (704) 849-0860. All references to PokerTek, we, us, our, or the Company include PokerTek, Inc. and its consolidated subsidiaries. Our common stock is currently listed on the NASDAQ Capital Markets under the ticker symbol PTEK.

We are engaged in the development, manufacture and marketing of electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide. Our core product and the primary source of our revenue through 2010 is the PokerPro system, which consists of electronic table(s) and related peripheral equipment providing a fully-automated poker-room environment.

During 2010, we redesigned our electronic table game platform to simplify the design, lower the cost, and improve supportability of our products. This new hardware platform, ProCore, is designed with flexibility in mind, allowing us to develop and deploy additional casino games on the same hardware platform, expanding our addressable market in a cost-efficient manner. In late 2010, we showcased Blackjack Pro as our first new game and anticipate initial placements in early 2011.

We previously operated an amusement business, which sold the Heads-Up Challenge product to bars and restaurants. During 2010, we decided to exit the amusement business to focus our resources on the higher-margin gaming business. The results of operations of the Amusement business are reflected as a discontinued operation in the accompanying consolidated financial statements.

We distribute our gaming products using our internal sales force and select distributors, generally on a recurring revenue participation model, recurring revenue fixed license fee model or as a sale of hardware combined with recurring license and support fees.

As of December 31, 2010, there were 253 gaming tables representing approximately 2,522 gaming positions installed worldwide.

PokerPro. Poker is one of several card games in which two or more players strategically bet against each other. Our gaming products allow operators to offer poker in jurisdictions where manual table games are not allowed and where manual poker is not cost effective by enhancing operator revenue opportunities, while significantly decreasing startup and ongoing operating costs.

The PokerPro system is an automated 10-seated poker table with electronic components that allows players to play live poker against one another in a brick and mortar environment using electronic cards and chips. PokerPro is a fully configurable system that supports many varieties of poker, cash games, tournaments and supports many languages.

Each player position has a touch screen monitor to view cards, betting options and other game information. The players use their touch screen monitor to input game decisions, make bets and manage their accounts. In the center of the table is an LCD video screen which displays information such as chips bet by each player, total pot or pots and community cards dealt. Electronic cards are dealt to the players by a central server, which is physically separate from the table. In addition, the PokerPro system comes with a Cashless Wagering System (“CWS”), which creates and maintains player accounts and transacts cash-in and cash-out functions. A player who wants to play on the PokerPro system establishes an account in the CWS and receives an account card. The player can insert his or her account card into the PokerPro player monitor which brings money to the table and begin playing.

The PokerPro system also has sophisticated administrative tools that allow management to configure, stop, start and monitor the poker games. They allow management to choose the variety of poker being played, betting limits, rake structure, tournament structure and the number of players required to start a poker game. The robust reporting tools provide operators with statistics about game play, such as table utilization, games played, number of hands dealt per hour and the average pot size of each game.

The PokerPro system currently allows players to play Texas Hold’em, Omaha and Seven Card Stud poker. All games can be played as cash games, single-table tournaments or multi-table tournaments with a variety of limits, including, no-limit, limit, spread limit and pot limit. Omaha can be played as high hand only, or high/low split pot. Seven Card Stud can be played as high hand only, high/low split pot or Razz (low hand only). Poker games offered by the PokerPro system are completely configurable, so each game can be played in accordance with the same rules that apply to manually dealt poker games.

Blackjack Pro. Blackjack Pro offers the traditional game of Blackjack on the new ProCore automated table game platform. Blackjack Pro allows operators to configure the game rules and payouts to meet their needs. The table’s large center screen allows players to easily follow the action and encourages social interaction. The intuitive graphics, small-footprint and low-cost make it an ideal choice for operators looking to add an automated solution to their gaming floor. Blackjack Pro offers SAS (slot accounting system) compatibility and player tracking. TITO (ticket-in, ticket-out) or account-based gaming gives the customer the option to decide how players join the game.

Game customization includes standard and European rules, minimum and maximum bet options, number of decks and shuffle frequency, speed and tempo of the game, percentage Blackjack pays, split and double down rules, insurance, cost of insurance, payouts, even money and surrenders.

Lucky Ladies side bet, licensed from Galaxy Gaming, gives customers another method to increase overall revenue, and it offers players one of the industry’s most popular betting options on an electronic platform. To place a Lucky Ladies bet, players place a wager before the Blackjack hand is dealt, betting that their first two cards will equal 20. If the bet is placed and won, the player is paid 4-1 up to 1000-1 depending on the combination of cards that make up the twenty they receive. Casinos are able to set the wager limits and maximum payoff amounts.

ProCore is the complete automated table game solution that expands on the PokerPro technology and allows multiple games to be run on a single, efficient, economical platform. Blackjack Pro is the first game to be offered on this innovative new platform. The versatility of the ProCore system allows operators to add new game content as it is released and permits customization of table games with the click of a button. The hardware design leverages the most advanced technological components available, which contributes to the low cost and small footprint.

Market for Electronic Table Games and Changes to Marketing Strategy. The game of poker has been increasing in popularity over the past several years with the global market of tables increasing from approximately 4,800 to approximately 11,000 since 2000. The marketing strategy since our inception through mid-2009 was focused on targeting opportunities to convert manual poker rooms in traditional markets, such as Las Vegas, Atlantic City, Mississippi and Louisiana, where the highest concentration of poker tables exists.

During 2009 and 2010, after analysis of the market data and an evaluation of retention rates of PokerPro tables placed in those highly saturated poker markets, we shifted our marketing, sales, regulatory and development efforts to those markets with lower poker saturation, including increased focus on international markets. We believe those markets offer significantly higher product retention and acceptance rates for electronic tables games, such as PokerPro.

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

Internationally, the poker market has experienced more moderate growth and competition. Many international markets are attractive for our products, where automated table games are either mandated or electronic table games are more accepted than in U.S. markets.

Effective January 15, 2010, we obtained the international distribution rights for PokerPro from Aristocrat, which allows us to target markets in Europe, Africa and Asia on a direct basis, or through the targeted use of local distributors. During 2010, we also signed distribution agreements for PokerPro tables in Mexico, France and Asia. We believe that significant opportunity exists to increase penetration of PokerPro in those markets.

In addition, with the launch of Blackjack Pro, we are seeking to expand its addressable opportunities in the same markets and, in many cases, with the same customers as it currently targets with PokerPro. The marketing strategy for Blackjack Pro is to target those customers and markets initially where electronic gaming is mandated or otherwise approved, and where gaming is not already saturated. Blackjack is one of the most popular casino table games and we believe the market for electronic blackjack is substantially larger than the market for electronic poker, opening up additional expansion opportunities.

Competition. The overall market for gaming devices is mature and characterized by numerous competitors that develop and license proprietary table games. We are aware of several other companies offering automated table games, including poker and blackjack products, and additional competitive forces could join the market. Potential competitors include established manufacturers of gaming devices that may have widespread brand recognition and substantially greater resources and marketing capabilities than we have. In addition, they may have some of the regulatory approvals required to market and sell automated tables in our target markets. Potential competitors also could offer lower cost products manufactured in less regulated or lower cost foreign markets.

We also compete with other gaming and entertainment products for space on the customers’ floor, as well as for the customers’ capital spending. Some of the larger gaming supply companies with whom we compete are International Game Technology, Progressive Gaming International, Shuffle Master, Inc. and WMS Industries, Inc. There are several companies specifically offering electronic poker and blackjack tables including Lightning Poker, DigiDeal, Amaya, F2, Shuffle Master, Inc. and Zitro.

In addition, we compete with manual table games, internet poker websites and other forms of internet gaming.

Product Supply. We purchase all parts, including hardware components, table game felts, signs and accessories for the PokerPro and ProCore systems from third-party suppliers. We assemble our electronic tables from such component parts at our facility in Matthews, North Carolina.

We believe that our facility has sufficient capacity to meet demand and that our sources of supply are adequate. Several key components we use in the manufacture of our products are proprietary and are currently manufactured by ICP Electronics Inc. (“ICP Electronics”), which owns approximately 4.4% of our common stock. These components include certain complex integrated circuits which are critical to our product designs. Changing manufacturers for any of these components would require significant time and effort on the part of our management team, may require additional engineering development work, and could have a disruptive impact on our operations.

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

Distribution Method. We distribute our gaming products on a direct basis using our own internal sales force and third-party distributors in specific markets. We employ account managers who are assigned geographic sales territories and continue to be closely involved with our customers following the deployment of tables to provide advice and manage the overall customer relationship. Effective January 15, 2010, we obtained the international distribution rights for PokerPro from Aristocrat, which allows us to target markets in Europe, Africa and Asia. We believe that significant opportunity exists to increase penetration of PokerPro in those markets.

Gaming Regulations and Licensing

Regulatory Overview. Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and tribal regulation. In order to sell, lease and distribute our electronic table games to our target markets, we must comply with the applicable regulations of each jurisdiction in which we operate.

The regulatory approval process varies widely from jurisdiction to jurisdiction and can take up to twenty-four months or longer. Further, the laws and regulations of the jurisdictions in which we operate or intend to operate are subject to amendment and reinterpretation from time to time, and therefore it is possible that even if our products are approved at one time, its use may be restricted, conditioned or prohibited in the future.

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

Commercial Casinos. Jurisdictions that allow some form of casino-style gambling usually have extensive regulatory requirements that must be met before gaming products can be marketed to commercial casinos located in these states. Generally, each jurisdiction’s respective gaming commission requires that a license or finding of suitability be issued with respect to the company, the product, or both. Some jurisdictions also require that gaming products be placed in the market on a trial basis before receiving final approvals. Some jurisdictions require the licenses and findings of suitability to be renewed on a regular basis. Jurisdiction commissions can deny our applications for licenses and findings of suitability or revoke our licenses or prior findings of suitability for any cause.

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

We must also obtain prior certification from an independent testing laboratory in certain tribal jurisdictions. We must also become approved as a gaming supplier with each federally recognized tribe.

Card Clubs. States that allow poker to be played in card clubs have various regulatory requirements that apply to manufacturers of gambling devices similar to commercial casinos.

Cruise Ships. The cruise ship market is authorized under the Johnson Act, and not subject to regulatory oversight; therefore, the PokerPro system is currently under no regulatory restrictions aboard cruise ships.

International Casinos. Internationally, the regulatory environment is complex and varies by jurisdiction. Certain foreign countries permit the importation, sale and operation of gaming equipment in casino and non-casino environments. In some foreign jurisdictions, such as Canada or France for example, we are required to obtain company and product approvals, similar to those in U.S. commercial jurisdictions. In other foreign jurisdictions, such as Mexico, we are required to obtain electrical certifications and comply with certain government regulations, but formal company and product approval processes do not currently exist. Other jurisdictions in Latin America, Asia, Europe, Australia and Africa have varying degrees of regulation and we evaluate the requirements for each jurisdiction independently prior to entering new markets. In addition, the regulatory requirements in those jurisdictions are subject to change over time.

Regulatory Approvals.  As of December 31, 2010 we have obtained regulatory approvals for the Company and PokerPro from the following regulatory bodies:

•	Nevada Gaming Control Board
•	Société des Casinos du Québec Inc.
•	Arkansas Racing Commission
•	State of California Gambling Control Commission
•	Iowa Racing and Gaming Commission
•	Indiana Gaming Commission
•	Mississippi Gaming Commission
•	West Virginia Lottery Commission
•	Tuolumne Me-Wuk Tribal Gaming Agency
•	Pokagon Band of Potawatomi Indians
•	Eastern Band of Cherokee Indians Tribal Gaming Commission
•	Atlantic Lottery Corporation

PokerTek holds company licenses from the Washington State Gambling Commission and the Alcohol and Gaming Commission of Ontario. Those jurisdictions have not approved PokerPro.

We have received product certifications from Gaming Laboratories International (“GLI”) and BMM International (“BMM”), independent testing laboratories for our PokerPro products. Other electrical, communications and safety certifications include:

—	Conformité Européenne (“CE”), a mandatory European marking for certain product groups to indicate conformity with the essential health and safety requirements set out in European Directives;

—	Federal Communications Commission (“FCC”), which regulates radio emissions of electronic devices;

—	The RoHS Directive (“ROHS”), which bans the placing on the European Union market of new electrical and electronic equipment containing more than agreed levels of certain hazardous materials;

—	Underwriters Laboratories, Inc. (“UL”), a product safety compliance testing laboratory; and

—	NOM (Norma Oficial Mexicana), a product safety compliance testing standard.

Corporate History

We were founded on August 22, 2003, by Gehrig H. White, James T. Crawford and Arthur L. Lomax. We were initially organized as a North Carolina corporation named National Card Club Corporation. During the period from March 19, 2004 through July 27, 2004, National Card Club Corporation owned a majority interest in an affiliated limited liability company called PokerTek, LLC. On July 27, 2004, PokerTek, LLC merged with and into National Card Club Corporation and each member of PokerTek, LLC received six shares of common stock for each unit of limited liability membership interest in PokerTek, LLC held by such member. The units of limited liability membership interest held immediately before the merger were cancelled. Simultaneous with this merger, the name was changed to PokerTek, Inc.

We completed our initial public offering on October 13, 2005 and our common stock trades on the NASDAQ Capital Market under the ticker symbol “PTEK”.

Available Information

We make available free of charge through our website, www.pokertek.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnishes it to, the SEC.

Research and Development

We have invested considerable time and resources on the research and development efforts necessary to invent and commercialize our gaming products. Our research and development expenses were $1.1 million and $1.2 million during the fiscal years ended December 31, 2010 and December 31, 2009, respectively.

We continue to invest in software and hardware development to improve our gaming products through the addition of new games and features, to improve manufacturability and to adapt our products to customer and jurisdiction specific requirements.

Our development efforts are now primarily focused on the commercialization of Blackjack Pro and other new games. We also continue to focus on cost reduction and integration with customer platforms, including integration with customers’ slot accounting systems and implementation of ticket-in, ticket-out.

Intellectual Property

Trademarks. “PokerPro” is a registered trademark with the US Patent and Trademark Office. “PokerTek” and “PokerPro” are registered trademarks in Canada with the Office de la propriété Intellectuelle du Canada (Canadian Intellectual Property Office).

Patents. We currently have the following issued patents:

•	D512,446 (United States) – Design patent for an electronic poker table top
•	7,556,561 (United States) – A seat request button allowing players seated at an electronic poker table to request a different seat
•	7,618,321 (United States) – System and method for detecting collusion between poker players
•	7,452,628 (United States) – System and method for providing an electronic poker game (rabbit hunting)
•	7,699,695 (United States) – Electronic card table and method with variable rake
•	7,794,324 (United States) – Electronic player interaction area with player customer interaction features (pre-selecting actions)
•	2008100416 (Australia) – System and method of displaying or obscuring electronic playing cards
•	2008100356 (Australia) – System and method of displaying or obscuring electronic playing cards
•	2008100161 (Australia) – System and method of displaying or obscuring electronic playing cards
•	2008100158 (Australia) – System and method of displaying or obscuring electronic playing cards
•	20081001057 (Australia) – System and method of displaying or obscuring electronic playing cards
•	2008100164 (Australia) – Electronic card table and method
•	2008100163 (Australia) – System and method for providing a card tournament using one or more electronic card tables

•	2008100162 (Australia) – System and method for providing a card tournament using one or more electronic card tables
•	2008100160 (Australia) – Administrator tool of an electronic gaming system and method of processing gaming profiles controlled by the system
•	2006250000 (Australia) – System and method for providing a host console for replaying a previous hand of an electronic card game
•	121649 (Singapore) – System and method of displaying or obscuring electronic playing cards
•	2007/02456 (South Africa) – Electronic card table and method with player tracking
•	2007/02446 (South Africa) – Electronic card table
•	2007/02442 (South Africa) – System and method for playing an electronic card game
•	2007/02444 (South Africa) – System and method for providing a card tournament using one or more card tables
•	2007/02447 (South Africa) – Electronic card table and method

At various times, we have domestic and foreign patent applications pending that relate to various aspects of our products. As we develop new technology, we may file patent applications with respect to such technology. We can provide no assurance that any current or future patent applications will result in issued patents.

Licenses. World Series of Poker: On April 17, 2007, Caesar’s License Company, LLC, formerly known as Harrah’s License Company, LLC, granted PokerTek, Inc. a limited, non-exclusive, non-transferable license with limited right of sublicense to utilize the “World Series of Poker®” name, related logos and trademarks in connection with the design, development, manufacture, marketing, advertisement, promotion and lease of our gaming tables worldwide. The license term is five years with three two-year options to renew.

Other. We have registered the www.pokertek.com internet domain name.

Seasonality and Business Fluctuations

Our business is not generally subject to seasonality. However, quarterly revenue and net income (loss) may vary based on the timing of product sales, the introduction of new products and changes in our installed base of PokerPro systems. In addition, revenues from cruise ships and casinos may vary from quarter to quarter depending on a number of factors, including the time of year, cruise itinerary and length, and customer demographics.

Backlog

We are generally able to fulfill customer orders with relatively short lead-times and do not carry a significant backlog of unshipped orders.

Customer Dependence

For the year ended December 31, 2010, five of our customers made up approximately 57.1% of our total revenues from continuing operations. The loss of any of these customers or changes in our relationship with any of them could have a material adverse effect on our business.

Employees

As of December 31, 2010, we had 32 full-time employees.

We consider our relationships with our employees to be satisfactory. None of our employees are covered by a collective bargaining agreement.

Financial Information

For information with respect to revenue, operating profitability and identifiable assets attributable to our business segments and geographic areas, see Note 15 to the consolidated financial statements.

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

We derive a significant portion of our revenues from the licensing and sale of the PokerPro system and from providing related maintenance and support services. Although the popularity of poker in particular and gaming in general has recently been growing in the United States and abroad, gaming has historically experienced backlash from various constituencies and communities. Public tastes are unpredictable and subject to change and may be affected by changes in the country’s political and social climate. A change in public tastes or a backlash among certain constituencies or in certain communities could result in reduced popularity of poker or increased regulation of the gaming industry, either of which could significantly reduce demand for the PokerPro system.

Moreover, the market for the PokerPro system is limited. Although we believe that there is a significant opportunity for PokerPro, the number of venues in which the PokerPro system can be placed is finite, as the number of jurisdictions in which gaming is legal is limited.

We are impacted by changes in consumer spending in general, and specifically with regard to discretionary spending on gaming activities.

We derive a significant portion of our revenues from the leasing, licensing and sale of the PokerPro system and from providing related maintenance and support. Gaming revenues and occupancy in major gaming markets have been more volatile in recent years, causing many casino operators to reevaluate their operations, reduce expenses, and in some cases to cease operations or seek bankruptcy protection. We also understand that electronics and other vendors in the Far East have experienced volatility of  demand from their customers, which could possibly impact their ability to manufacture and deliver products efficiently and at acceptable costs to us.

A prolonged decline in consumer spending on gaming activities could have a significant impact on our customers and our vendors. Accordingly, such a prolonged downturn could have a significant impact on our business operations and financial condition.

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

Our ability to repay our debt depends on many factors beyond our control. We may raise equity capital in the future, subjecting our current shareholders to significant dilution. If we are unable to raise sufficient capital in the future, we may seek other avenues to fund the business, including sale/leaseback arrangements, transitioning PokerPro from a capital intensive leasing strategy to a product sale strategy, or seeking to sell assets of all, or a portion of, our operations.

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

We are dependent on a small number of key suppliers and customers. Changes in our relationships with these parties, or changes in the economic or regulatory environments in which they operate, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our revenues are concentrated with a small number of customers. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

To manufacture our gaming products, we purchase components from independent manufacturers, many of whom are located in the Far East. An extended interruption in the supply of these products or suitable substitute inventory would disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.

For a number of our key inventory components, we rely on a single supplier. We cannot estimate with any certainty the length of time that would be required to establish alternative supply relationships, or whether the quantity or quality of materials that could be so obtained would be sufficient. Furthermore, we may incur additional costs in sourcing materials from alternative producers. The disruption of our inventory supply, even in the short-term, could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our business is conducted with customers and suppliers located outside of the United States. Currency, economic, regulatory, political and other risks associated with our international operations could adversely affect our operating results.

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

We have experienced net losses for each quarterly and annual period since our inception in August 2003. We may continue to incur losses and cash flow deficits. For the reasons discussed above and elsewhere in our annual report on Form 10-K for the fiscal year ended December 31, 2010, it is possible that we may not generate significant revenues or profits in the foreseeable future or at all. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business and the market price of our common stock and may require us to raise additional capital, which may not be available on terms acceptable to us or at all.

Our success depends on achieving and maintaining acceptance by casinos and players worldwide.

Our success depends on continued market acceptance of our gaming products among casinos and players. Casinos and players may not prefer to use our gaming products for a number of reasons, including preference for live dealers, mistrust of technology and perceived lack of reliability.

We are launching a new product, Blackjack Pro and expanding into house-banked games which have different attributes than our traditional PokerPro business. The launch of a new product may increase financial pressures and the new product may not be accepted by players or operators, or may not generate sufficient revenue to cover costs. If we fail to successfully manage our new product development, or if we fail to anticipate the issues associated with such development and expansion, our business may suffer.

The success of our new product introductions depends on a number of factors, including our ability to anticipate and manage a variety of issues such as: operator and player acceptance,   effective management of inventory levels in line with anticipated product demand, and quality problems or other defects in the early stages of new product introduction that were not anticipated in the design of those products.

Our business may suffer and we may encounter financial pressure and increased costs if we fail to successfully anticipate and manage these issues associated with the expansion of our product line.

If we fail to obtain or maintain gaming licenses and regulatory approvals, we will be unable to license or sell our gaming products.

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

Any registrations, licenses, approvals or findings of suitability that we currently have or may obtain in the future may be revoked, suspended or conditioned at any time. The revocation or denial of a license in a particular jurisdiction will prevent us from distributing our gaming products in that jurisdiction, and could adversely affect our ability to obtain and/or maintain licenses in other jurisdictions.

Gaming authorities in multiple jurisdictions have determined that certain of our executive officers, key employees, directors and significant shareholders are suitable. The inability of an executive officer, key employee, director or significant shareholder to obtain or maintain a determination of suitability in a jurisdiction may adversely affect the sale or licensing of our gaming products in that jurisdiction.

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

Gehrig H. White, our Vice Chairman of the Board of Directors and beneficial owner of approximately 12.6% of our common stock, has disclosed in applications for the determination of suitability filed with gaming authorities that the IRS completed an examination of his 2000 and 2001 federal individual income tax returns. The IRS issued an examination report showing a proposed income tax deficiency for Mr. White’s 2000 federal income tax return of $410,215 (plus additional interest and penalties attributable to that underpayment of tax). In 2011, Mr. White reached a settlement for his 2000 federal individual tax returns. These amounts have been paid, which successfully completes the examination process for Mr. White’s 2000 return.

Due to the broad discretionary powers of gaming authorities, it is unknown what effect the IRS examinations of Mr. White’s federal income tax returns may have on Mr. White’s applications for a determination of suitability.

If any of our executive officers, certain key employees, directors or significant shareholders is not found suitable in a jurisdiction requiring a finding of suitability, we would be prevented from leasing, licensing or selling our gaming products in that jurisdiction as long as the individual or entity in question remained an officer, key employee, director or a significant shareholder. Such an occurrence would likely delay introduction of our gaming products into such jurisdiction or prevent us from introducing our gaming products in such jurisdiction altogether. Depending on how material such a jurisdiction is to our plan of operations, failure to obtain such findings of suitability could have a material adverse effect on our results of operations. In addition, a finding that one of our executive officers, certain key employees, directors or significant shareholders is not suitable in any jurisdiction may hinder our ability to obtain necessary regulatory approvals in other jurisdictions. Conversely, however, a finding of suitability by one or more gaming authorities does not ensure that similar suitability determinations will be obtained from any other gaming authorities.

Although we have the ability to terminate the employment of an executive officer or key employee in the event that such executive officer or key employee fails to be found suitable, such termination would disrupt the management of our company, may trigger severance provisions under certain employment agreements and would likely have an adverse effect on our business and results of operations. In addition, the removal of a director under the provisions of our Restated Bylaws requires action on the part of our shareholders at a shareholders’ meeting. Our Restated Articles of Incorporation provide that we may redeem at fair market value any or all shares of our capital stock held by any person or entity whose status as a shareholder, in the opinion of our Board of Directors, jeopardizes the approval, continued existence, or renewal of any federal, state, local or tribal license we hold. However, we may not have the funds available for such a redemption, especially if the shareholder in question holds a significant amount of our common stock. We have not determined what action we would take in such an event. We will also be prevented from effecting such a redemption if it would violate North Carolina law.

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

There are a number of companies that manufacture and distribute automated gaming machines. These companies may have greater financial resources than we have. The primary barriers to entry are the establishment of relationships with the owners and operators of casinos and card clubs, the receipt of necessary regulatory approvals and the development of the technology necessary to create an automated poker table. It is likely that our potential competitors could include manufacturers of gaming devices that have already established such relationships and that have received some, if not all, of the regulatory approvals that would be required to market and sell automated poker tables in our target markets. Therefore, the barriers to entry discussed above may not pose a significant obstacle for such manufacturers if they sought to compete with us.

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

Defects in, and fraudulent manipulation of, our products could reduce our revenue, increase our costs, burden our engineering and marketing resources, involve us in litigation and adversely affect our gaming licenses.

Our success will depend on our ability to avoid, detect and correct software and hardware defects and prevent fraudulent manipulation of our products. Our electronic gaming products are subject to rigorous internal testing, and additional testing by regulators in certain gaming jurisdictions. We may not be able to maintain products that are free from defects or manipulation and that continue to satisfy these tests. Although we have taken steps to prevent defects, our products could suffer such defects and our products could be subject to manipulation after they have been widely distributed.

Although we do not believe it is likely, it is possible that an individual could breach the security systems of a casino or card club, gain access to the server and fraudulently manipulate its operations. The occurrence of such fraudulent manipulation or of defects or malfunctions could result in financial losses for our customers and the subsequent termination of agreements, cancellation of orders, product returns and diversion of our resources. Even if our customers do not suffer financial losses, customers may replace our products if they do not perform according to expectations. Any of these occurrences could also result in the loss of or delay in market acceptance of our products, loss of sales and, in the case of gaming products, loss of regulatory approvals.

In addition, the occurrence of defects or fraudulent manipulation may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other disciplinary action by regulatory authorities that could include suspension or revocation of our regulatory approvals.

If the network infrastructure of certain of the casinos in which our electronic gaming products are or will be installed proves unreliable, market acceptance could be materially and adversely affected.

We have entered into agreements with customers that operate casinos and card clubs in more than one location. In such cases, our agreement with such customer provides that such customer will be responsible for providing, at its expense, a dedicated high-speed connection between the tables in the various locations operated by the customer to a remote central server supporting such tables. Failures or disruptions of a customer’s dedicated high-speed connection that result in the stoppage of play or in reduced performance of the system could reduce players’ gaming experience, adversely affect the casinos’ or card clubs’ satisfaction with automated gaming devices in general and delay or prevent market acceptance of our electronic gaming tables.

The use of our electronic table games could result in product liability claims that could be expensive and that could damage our reputation and harm our business.

Our business exposes us to the risk of product liability claims. Subject to contractual limitations, we will face financial exposure to product liability claims if our products fail to work properly and cause monetary damage to either players or casinos and card clubs. In addition, defects in the design or manufacture of our products might require us to recall those products. Although we maintain product liability insurance, the coverage limits of policies available to us may not be adequate to cover future claims. If a successful claim brought against us is in excess or outside of our insurance coverage, we may be forced to divert resources from the development of new products, the pursuit of regulatory approvals and other working capital needs in order to satisfy such claims.

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

We also rely on operators and distributors to market and distribute our products, and we rely on casino customers to operate poker rooms. If our operators or distributors are unsuccessful, we may miss revenue-generating opportunities that might have been recognized

Our failure to obtain any necessary additional financing would have a material adverse effect on our business.

In order to execute our business plan, we may need to seek additional equity or debt financing. We may not be able to obtain such additional equity or debt financing when we need it or at all. Even if such financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, sufficient additional financing in the future we may be unable to further protect our intellectual property sufficiently, meet customer demand or withstand adverse operating results. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even terminated and our ability to generate revenues would be negatively affected.

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

We recently changed our strategic focus from traditional North American poker markets to a more international focus. The product may not be successful in those markets and operating in foreign countries carries additional operational, regulatory and currency risk than traditional U.S. markets. If we are unsuccessful in those markets, or incur significant additional expenses to operate in those markets, our financial results could be negatively affected.

The concentration of our common stock ownership by our founders will limit your ability to influence corporate matters.

Our board members and corporate officers combined own approximately 39.7% of our common stock and therefore have significant influence over our management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that some of our shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. As a result, the market price of our common stock could be adversely affected.

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

Our Restated Articles of Incorporation provide that no person or entity may become the beneficial owner of 5% or more of our outstanding shares of common stock unless such person or entity agrees to provide personal background and financial information to, consent to a background investigation by and respond to questions from the applicable gaming authorities in any jurisdiction in which we do business or desire to do business. Our Restated Articles of Incorporation also provides that we may redeem any or all shares of common stock held by any person or entity whose status as a shareholder, in the opinion of our Board of Directors, jeopardizes the approval, continued existence or renewal of any regulatory approval we hold. The amount that we will pay for such redeemed shares will equal the highest closing price of our common stock, as reported on the NASDAQ Capital Market or other exchange or quotation service on which our common stock is then listed or quoted, during the 30 days immediately preceding the date on which notice of redemption is given. This provision may force you to sell your shares of common stock before you would choose to do so and may cause you to realize a loss on your investment.

Our common stock price has been volatile. Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable.

Historically, the market price of our common stock has fluctuated significantly. We believe factors such as the market’s acceptance of our products and the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable. During the one year period ending December 31, 2010, the closing price of our common stock as quoted on the NASDAQ Capital Market ranged from a low of $1.00 to a high of $3.90.

Over the last year, our shares of Common Stock were at risk of being delisted by NASDAQ from trading since they traded at less than $1.00 per share.

Over the last year, our shares have traded below the minimum bid price required for continued listing on NASDAQ. If we do not ultimately increase our stock price above $1.00 per share and maintain all other listing conditions, we could be required to take certain actions to remain listed. If unsuccessful, our common stock could be delisted and transferred to the Over-The-Counter Bulletin Board quotation service.

On March 23, 2010, we received a letter from NASDAQ’s Listing Qualifications Department dated March 16, 2010 that stated that the Staff had made a determination that our common stock would be delisted from the NASDAQ Capital Market. The determination was based on the fact that the bid price of our common stock had not closed above $1.00 for a consecutive period of ten days during the preceding 180 days. We appealed the Staff’s determination to a Hearing Panel and presented its plan to regain compliance. On May 10, 2010, we received notification from NASDAQ indicating that the Company’s shares had traded above the minimum bid price requirement for ten consecutive days and we were compliant with the applicable listing requirement for the NASDAQ Capital Market.

On July 1, 2010, we received a letter from The NASDAQ Stock Market indicating that the closing bid price of its common stock had fallen below $1.00 for the 30 consecutive business days from May 19, 2010 to June 20, 2010, and therefore, we were not in compliance with NASDAQ Listing Rule 5550(a)(2) as of July 1, 2010. NASDAQ provided an automatic 180 day grace period, through December 28, 2010, to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for a minimum of 10 consecutive business days.

On December 30, 2010, we received a letter from the NASDAQ Listings Qualifications Department which indicated that a Staff Determination had been made to the effect that our common stock would be delisted from The NASDAQ Capital Market since we have not regained compliance with the Rule during the 180 day period. The bid price of our common stock did not close above $1.00 for a 10-day period between July 1, 2010 and December 28, 2010. We appealed the Staff’s determination to a Hearing Panel and presented its plan to regain compliance which included a reverse stock split.

As of February 25, 2011, we implemented a 1 for 2.5 reverse stock split to increase the bid price of our common stock (see note 17 – “Subsequent Events”). Following the reverse stock split, our shares have closed above the $1.00 minimum bid price requirement; however the hearings panel has elected to exercise its discretion to require trading above $1.00 in excess of ten trading days before determining compliance. NASDAQ also requires listed companies to maintain a minimum shareholder’s equity balance of $2.5 million. As of December 31, 2010, our shareholder’s equity was $2.8 million, which is in compliance with the NASDAQ requirement. However, we have a historyof net losses and the hearings panel has requested additional information to aid in assessing our long-term compliance plans with regard to the minimum bid price, shareholder’s equity and other listing requirements, before determining compliance.

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

Item 3.  Legal Proceedings.

On August 21, 2009, a complaint was filed against us in the United States District Court for the District of Nevada by Marvin Roy Feldman. The plaintiff is seeking unspecified monetary damages related to our distribution of PokerPro in Mexico. We have retained counsel and we believe that we have several meritorious defenses. We intend to defend ourselves vigorously.

Item 4.  Removed and Reserved.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Listing

Our common stock is traded on the NASDAQ Capital Market under the symbol PTEK. The table below shows the high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ Capital Market. The prices below include the effect of our reverse stock split.

	Market Prices of Common Stock
	2010		2009
Quarter ended	High	Low	High	Low
March 31	$1.98	$0.93	$4.23	$1.43
June 30	4.08	1.10	3.48	1.63
September 30	2.05	1.25	4.55	1.65
December 31	3.18	1.13	2.53	1.45

As of March 10, 2011, there were approximately 2,400 holders of record of our common stock.

Transfer Agent

Our transfer agent is StockTrans, a Broadridge Company, located at 44 W. Lancaster Avenue, Ardmore, PA 19003, (800) 733-1121.

Dividends

To date no cash dividends have been paid with respect to our common stock and the current policy of the Board of Directors is to retain any earnings to provide for growth. The payment of cash dividends in the future, if any, will depend on factors such as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

On August 13, 2009, we entered into a Stock Purchase Agreement with ICP Electronics, Inc. pursuant to which we agreed to sell 226,000 shares of common stock to ICP Electronics. The shares of common stock that were sold were valued at a price of $2.13 per share and were exchanged with ICP Electronics for 191 Heads-Up Challenge units for immediate delivery. The shares were sold in reliance upon exemptions from registration under the Securities Act of 1933 (the “Act”), as amended, pursuant to Section 4(6) and Regulation S.

On August 28, 2009, we completed a private placement for $500,000, issuing 274,436 shares. Lyle Berman, our Chairman, invested $250,000 to purchase 131,579 shares at $1.90, the consolidated closing bid price immediately preceding the transaction. A second investor invested $250,000 to purchase 142,857 shares at $1.75. The shares were sold in reliance upon exemptions from registration under the Act, as amended, pursuant to Section 4(6) and Regulation 506 under the Act.

On September 10, 2009, we entered into binding agreements with three debt holders to convert an aggregate of $1.2 million principal amount of loans into 578,314 shares of common stock, at a conversion price of $2.08 per share, which represented the consolidated closing bid price on the NASDAQ Capital Markets exchange as of the close of the trading day immediately preceding these transactions. Lyle Berman, James Crawford and Lee Lomax, all members of our Board of Directors, agreed to participate in the debt conversion. Mr. Berman converted $500,000, Mr. Crawford converted $500,000 and Mr. Lomax converted $200,000 of outstanding loan principal to common stock, in a transaction that was exempt from the registration requirements of the Act, pursuant to Section 3(a)(9) and Section 4(6) of the Act.

As of October 9, 2009, we sold an additional 48,000 shares of our common stock to ICP Electronics pursuant to the Stock Purchase Agreement dated August 13, 2009. The shares were valued at a price of $2.25 per share and were exchanged with ICP Electronics in payment for products and services. The shares were sold in reliance upon exemptions from registration under the Act, as amended, pursuant to Section 4(6) and Regulation S. As of November 13, 2009, ICP Electronics owns 274,000, or 4.9% of our outstanding shares.

Between March 29, 2010 and April 7, 2010, four officers and directors and five private investors entered into Subscription Agreements providing for our issuance and the purchase by the investors of a total of 214,455 shares of common stock for an aggregate purchase price of $260,000 in a transaction exempt from the registration requirements of the Act, as amended, pursuant to Section 4(6) and Regulation 506 under the Act. In addition to the common stock, the five private investors each received 4,000 common stock warrants at an exercise price of $2.50 for a total issuance of 20,000 common stock warrants.

On June 24, 2010 and amended on September 27, 2010, we signed a $5 million purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company. Upon signing the agreement, LPC purchased 40,000 shares of common stock at a price of $2.50 per share and we received $100,000 in initial proceeds under the purchase agreement. We also issued a warrant to purchase an additional 40,000 shares of our common stock at an exercise price of $2.75 per share and containing a call provision exercisable by us in the event common shares trade above $7.50 per share for 20 consecutive days. The shares were sold in reliance upon exemption from registration under the Act, as amended, pursuant to Section 4(6) and Regulation S.

On September 27, 2010, we entered into a registration rights agreement with LPC whereby we filed a registration statement covering the shares that have been issued or may be issued to LPC under the purchase agreement. We have the right over a 30-month period to sell shares of common stock to LPC every two business days in the amount of $50,000. This amount may be increased by $100,000 if the closing price of our shares is above $3.13, by $200,000 if the closing price is above $4.38, by $350,000 if the closing price is above $6.25 and by $500,000 if the closing price is above $9.38. The purchase price of the shares related to the $4.9 million of future funding will be based on the prevailing market prices of our shares at the time of sales without any fixed discount and subject to the floor price. The purchase price is determined based on the lesser of the lowest sale price on the purchase date or the average of the lowest three closing prices during the preceding 12 days. In consideration for entering into the agreement, we issued LPC 55,000 shares of our common stock. We shall issue up to 72,000 common shares on a pro rata basis only if and when we sell additional shares to LPC. These shares shall be held by LPC for 30 months or until such time as the Purchase Agreement is terminated.

Since the effective date of the registration statement on Form S-1, we have issued 148,313 shares of common stock to LPC for a total of $249,995 as of December 31, 2010. We will control the timing and amount of any future sales of shares to LPC and are under no obligation to sell any additional shares to LPC. The purchase agreement may be terminated by us at any time at our discretion and without any cost to us. Except for a limitation on variable priced financings, there are no negative covenants, restrictions on future fundings, penalties or liquidated damages in the agreement. The proceeds received by us under the common stock purchase agreement are expected to be used for working capital purposes.

Item 6.  Selected Financial Data.

The following selected financial data has been derived from audited financial statements for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The selected financial data set forth below should be read together with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Item 8 – “Financial Statements and Supplementary Data” and the related notes to those consolidated financial statements appearing elsewhere in this report.

	Years Ended December 31,
	2010 (1)	2009 (1)	2008 (1)	2007 (1)	2006
(in thousands, except per share amounts and table count)

Statement of operations data (continuing operations):
Revenue	5,899	5,414	9,669	3,807	1,980
Gross profit	3,872	2,398	3,969	493	852
Operating loss	(2,628)	(4,864)	(8,110)	(12,521)	(9,886)
Net loss from continuing operations (4)	(2,815)	(5,260)	(8,467)	(11,957)	(9,146)
EBITDAS (3)	(126)	(1,382)	(4,171)	(10,442)	(8,346)

Statement of cash flows data (continuing operations):
Net cash used in operating activities	(634)	(2,438)	(6,562)	(13,037)	(10,161)
Net cash provided by (used in) investing activities	(3)	3,887	1,958	1,495	6,677
Net cash provided by (used in) financing activities	491	(2,389)	4,855	12,574	(37)

Loss per common share:
Net loss per common share from continuing	(0.48)	(1.10)	(1.93)	(2.86)	(2.41)
operations - basic and diluted
Net loss per common share - basic and diluted	(0.69)	(1.19)	(1.75)	(3.07)	(2.41)
Weighted average common shares outstanding (2)	5,888	4,787	4,376	4,185	3,789

Balance sheet data (at end of period from continuing
operations):
Current assets	3,314	5,230	10,950	11,347	11,731
Total assets	6,052	8,283	15,706	17,096	15,123
Current liabilities	1,959	1,970	5,533	2,429	1,003
Total liabilities	3,246	2,783	7,572	2,429	1,003
Shareholders' equity	2,806	5,500	8,134	14,667	14,120

Table count:
PokerPro table count end of year	253	206	233	175	71

(1)	During fiscal 2010, we exited our amusement business and our Heads-Up Challenge product. As such, we report our amusement business as a discontinued operation for all periods presented.

(2)
On February 25, 2011, we completed a 2.5 to 1 reverse stock split. As a result of the reverse stock split, every two-point-five (2.5) shares of common stock will be combined into one (1) share of common stock. All shares have been restated in accordance with SEC Staff Accounting Bulletin Topic 4C to reflect the reverse stock split.

(3)
In addition to disclosing financial results prepared in accordance with GAAP, the Company discloses information regarding EBITDAS, which differs from the term EBITDA as it is commonly used. In addition to adjusting net loss to exclude taxes, interest, and depreciation and amortization, EBITDAS also excludes share-based compensation expense. EBITDA and EBITDAS are not measures of performance defined in accordance with GAAP. However, EBITDAS is used internally by our management and by its lenders in planning and evaluating the Company’s operating performance. Accordingly, management believes that disclosure of this metric offers investors, lenders and other stakeholders with an additional view of our operations that, when coupled with the GAAP results, provides a more complete understanding of our financial results. EBITDAS should not be considered as an alternative to net loss or to net cash used in operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of GAAP net loss to EBITDAS is included in the accompanying financial schedules.

(4)	A reconciliation of net loss to EBITDAS is as follows:

	Years Ended December 31,
	2010	2009	2008	2007	2006
EBITDAS Reconciliation
Net loss	$(4,022,444)	$(5,674,211)	$(7,638,773)	$(12,849,616)	$(9,145,718)
Interest (income) expense, net	131,175	287,956	94,285	(564,600)	(740,761)
Income tax provision	55,916	107,865	262,905	-	-
Other taxes	36,884	7,647	107,752	24,126	17,198
Non-recurring charges (a)	1,055,561	-	-	-	-
Depreciation and amortization	1,983,172	2,844,051	2,793,225	2,053,345	709,593
Stock-based compensation expense	662,076	759,673	1,106,113	822,349	813,316
EBITDAS	$(97,660)	$(1,667,019)	$(3,274,493)	$(10,514,396)	$(8,346,372)

(a) See Note 16 - Discontinued Operations for additional information on non-recurring charges.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition together with the Selected Financial Data and the audited historical consolidated financial statements and related notes included elsewhere. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this prospectus. Actual results may differ materially from those contained in any forward-looking statements. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to our business.

Company Overview and Business Strategy

We are engaged in the development, manufacture and marketing of electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide. Our core product and the primary source of our revenue through 2010 is the PokerPro system, which consists of electronic table(s) and related peripheral equipment providing a fully-automated poker-room environment.

During 2010, we redesigned our electronic table game platform to simplify the design, lower the cost, and improve supportability of our products. This new hardware platform, ProCore, is designed with flexibility in mind, allowing us to develop and deploy additional casino games on the same hardware platform, expanding our addressable market in a cost-efficient manner. In late 2010, we showcased Blackjack Pro as our first new game and anticipate initial placements in early 2011.

We previously operated an amusement business, which sold the Heads-Up Challenge product to bars and restaurants. During 2010, we decided to exit the amusement business to focus our resources on the higher-margin gaming business. The results of operations of the Amusement business are reflected as a discontinued operation in the accompanying consolidated financial statements.

We distribute our gaming products using our internal sales force and select distributors, generally on a recurring revenue participation model, recurring revenue fixed license fee model or as a sale of hardware combined with recurring license and support fees.

As of December 31, 2010, there were 253 gaming tables representing approximately 2,522 gaming positions installed worldwide.

During 2009, we made significant changes to our marketing plans and business strategies. We also initiated expense reductions in all aspects of our operations to improve our financial performance.

We transitioned our marketing strategy from targeting highly competitive traditional gaming markets with large concentrations of poker tables to targeting those markets with less competition from manual poker. Those markets with lower competition and more favorable conditions for electronic tables games include cruise ships, racinos, international markets and certain other geographic areas where manual poker is not prevalent or not allowed. In connection with this transition, we increased our focus on penetrating international gaming markets, including Canada, Mexico and Europe. We terminated Aristocrat’s exclusive distribution agreement in January 2010 and are beginning to market our products on a direct basis worldwide. We believe this will allow us to focus more of our marketing and sales efforts on those markets that offer the best opportunity to build a strong recurring-revenue business.

As a result of the changes in our strategy, along with improving macroeconomic conditions, revenues increased, gross margins expanded and we reduced our operating expenses resulting in improved  bottom line results improved during 2010.

We are committed to increasing our penetration in our new target markets and launching new products to grow our revenues, while controlling our spending. We expect our financial results for 2011 to continue to improve as we execute our strategic plan. However, we have limited financial resources which may impact our ability to grow and to fully implement our strategic plans. Changes in consumer confidence and spending and/or significant changes in the gaming markets or our ability to manage our business could have a material impact on our future consolidated financial position, results of operations or cash flows.

Results of Operations

Statement of Operations – Selected Data

	Year Ended December 31,
	2010	2009	Change
Revenue	$5,898,907	$5,413,822	9.0%
Gross profit	3,871,524	2,398,371	61.4%
Percentage of revenue	65.6%	44.3%

Selling, general and administrative
expense	4,632,284	5,132,478	-9.7%
Research and development	1,074,288	1,191,995	-9.9%
Depreciation	135,046	193,116	-30.1%

Interest expense, net	131,175	287,956	-54.4%
Income tax provision	(55,916)	(107,865)	-48.2%
Net loss from continuing operations	(2,814,675)	(5,259,895)	-46.5%
Net loss from discontinued operations	(1,207,769)	(414,316)	191.5%
Net loss	(4,022,444)	(5,674,211)	-29.1%

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenue.  Revenue increased by $485,085 (9.0%) to $5.9 million from $5.4 million for the years ended December 31, 2010 and 2009, respectively. Revenues increased primarily due to higher PokerPro table count which increased by forty-seven tables in 2010 compared to a decline of twenty-seven tables in 2009. Improving economic conditions and our focus on international markets, predominantly Mexico, lead to the increase in table count and revenues in 2010.

Gross Profit.  Gross profit was $3.9 million for year ended December 31, 2010 compared to $2.4 million for the year ended December 31, 2009, an increase of 61.4%. Gross profit as a percent of revenue was 65.6% and 44.3% for the years ended December 31, 2010 and 2009, respectively. The increase in gross profit is primarily due to increased revenues, improved asset utilization and reduced depreciation and amortization.

Selling, General and Administrative Expense.  Selling, general and administrative expenses (“SG&A”) decreased by $500,194 (9.7%) to $4.6 million for the year ended December 31, 2010 compared to $5.1 million for the year ended December 31, 2009. The decrease in SG&A is primarily due reductions in salaries and legal fees which were partially offset by increases in shipping, consulting expense, and travel and entertainment. The decrease in SG&A expenses were primarily due to our cost reduction initiatives.

Research and Development Expense.  Research and development expenses decreased by $117,707 (9.9%) to $1.1 million for the year ended December 31, 2010 as compared to $1.2 million for the year ended December 31, 2009. We continue to invest in software and hardware development to improve PokerPro and to develop our new ProCore platform. However, our cost reduction initiatives and the full commercialization of our PokerPro product favorably impacted research and development expenses.

Depreciation.  Depreciation decreased by $58,070 (30.1%) for the year ended December 31, 2010 to $135,046 from $193,116 for the year ended December 31, 2009. The decrease in depreciation was primarily due to certain assets being fully depreciated.

Interest Expense, net.  Interest expense, net decreased $156,781 (54.4%) for the year ended December 31, 2010 to $131,175 from $287,956 for the year ended December 31, 2009. The decrease was primarily attributable to the reduction in the principal balance of our Founders’ Loan from $2.0 million to $0.8 million on September 10, 2009, combined with lower interest rates.

Income Taxes.  Income tax provision was $55,916 for the year ended December 31, 2010 and $107,865 in the comparable period of 2009. The decrease in income tax provision was attributable to a reduction of taxes withheld in certain foreign jurisdictions.

Net Loss from Continuing Operations.  Net loss from continuing operations for the year ended December 31, 2010 was $2.8 million, an improvement of $2.4 million (46.5%) from $5.2 million for the year ended December 31, 2009. The decrease in net loss was attributable to improved revenue and gross margins as well as lower operating expenses.

Net Loss from Discontinued Operations.  Net loss from discontinued operations for the year ended December 31, 2010 was $1.2 million compared to $414,316 for the year ended December 31, 2009. The increase in net loss was primarily attributable to the $1.1 million in non-recurring charges recognized to reduce the amusement assets to net realizable value and to recognize an unfavorable purchase commitment in connection with our decision to exit the amusement business.

Net Loss.  Net loss for the year ended December 31, 2010 was $4.0 million, an improvement of $1.7 million (29.1%) from $5.7 million for the year ended December 31, 2009. The decrease in net loss was attributable to the improved results from our gaming business which was partially offset by the $1.1 million in non-recurring charges from the amusement segment.

Liquidity and Capital Resources

We have incurred net losses since inception. We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock and loans. During 2009 and 2010, our operating results improved significantly, with cash used in operating activities also showing significant improvement. We also renewed our credit facility and entered into several equity transactions to provide additional capital. These transactions are described in more detail following the discussion of cash flows below.

Discussion of Statement of Cash Flows

	Years Ended December 31,
	2010	2009	Change
Continuing Operations:
Net cash used in operating activities	$(634,345)	$(2,437,539)	$1,803,194
Net cash provided by (used in) investing activities	(2,883)	3,887,289	(3,890,172)
Net cash provided by (used in) financing activities	490,708	(2,389,261)	2,879,969
Net cash used in continuing operations	(146,520)	(939,511)	792,991

Net cash provided by operating activities of discontinued operations	176,325	94,355	$81,970
Net increase (decrease) in cash and cash equivalents	29,805	(845,156)
Cash and cash equivalents, beginning of year	636,374	1,481,530
Cash and cash equivalents, end of period	$666,179	$636,374

For the year ended December 31, 2010, net cash used in operating activities from continuing operations improved $1.8 million (74.0%) to $634,345 compared to $2.4 million for the year ended December 31, 2009. The improvement in cash used in operating activities was primarily due to the reduction in net loss and reductions in working capital spending. Our net loss improved by $1.7 million as we curtailed inventory purchases and closely managed spending which reduced our accounts payable and accrued expenses.

Net cash provided by operating activities of discontinued operations increased $81,970 to $176,325 for the year ended December 31, 2010 compared to $94,355 for the year ended December 31, 2009. The increase is primarily due to the proceeds from sales of inventory in connection with our plan to discontinue the operations of the amusement business.

Investing activities used $2,883 of cash for the year ended December 31, 2010 compared to providing $3.9 million of cash for the year ended December 31, 2009. Cash provided by investing activities decreased from the prior year primarily due to redemptions of our auction rate securities (“ARS”) portfolio which were liquidated in January 2009. As part of our ongoing spending management, capital expenditures decreased by $7,023 to $5,688 for the year ended December 31, 2010 compared to $12,711 for the year ended December 31, 2009.

Net cash provided by financing activities was $490,708 for the year ended December 31, 2010, compared to cash used in financing activities of $2.4 million during the year ended December 31, 2009. Cash provided by financing activities is primarily due to the issuance of common stock, partially offset by payments on our capital lease obligation. During 2009, cash used in financing activities was primarily due to the repayment of the UBS Credit Facility which occurred as a result of the sale of the ARS investment, as well as payments on our capital lease obligation.

Equity Offerings.On August 13, 2009, we entered into a Stock Purchase Agreement with ICP Electronics, Inc. pursuant to which we agreed to sell 226,000 shares of common stock to ICP Electronics. The shares of common stock that were sold were valued at a price of $2.13 per share and were exchanged with ICP Electronics for 191 Heads-Up Challenge units for immediate delivery. As of October 9, 2009, we sold an additional 48,000 shares of our common stock to ICP Electronics pursuant to the Stock Purchase Agreement dated October 9, 2009. The shares were valued at a price of $2.25 per share and were exchanged with ICP Electronics in payment for products and services. The shares were sold in reliance upon exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(6) and Regulation S. As of December 31, 2010, ICP Electronics owns 274,000, or 4.4% of our outstanding shares.

On August 28, 2009, we completed a private placement for $500,000, issuing 274,436 shares. Lyle A. Berman, our Chairman, invested $250,000 to purchase 131,579 shares at $1.90, the consolidated closing bid price immediately preceding the transaction. A second investor invested $250,000 to purchase 142,858 shares at $1.75. The shares were sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(6) and Regulation 506 under the Securities Act.

On September 10, 2009, we entered into binding agreements with three debt holders to convert an aggregate of $1.2 million principal amount of loans into 578,314 shares of common stock, at a conversion price of $2.08 per share, which represented the consolidated closing bid price on the NASDAQ Capital Markets exchange as of the close of the trading day immediately preceding these transactions. Lyle A. Berman, James T. Crawford and Arthur L. Lomax, all members of our Board of Directors, agreed to participate in the debt conversion. Mr. Berman converted $500,000, Mr. Crawford converted $500,000 and Mr. Lomax converted $200,000 of outstanding loan principal to common stock, in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 3(a)(9) and Section 4(6) of the Act.

Between March 29, 2010 and April 7, 2010 four officers and directors and five private investors entered into Subscription Agreements providing for our issuance and the purchase by the investors of a total of 214,455 shares of common stock for an aggregate purchase price of $260,000 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(6) and Regulation 506 under the Securities Act. The five private investors each received 4,000 common stock warrants at an exercise price of $2.50 for a total issuance of 20,000 common stock warrants.

Lincoln Park.  On June 24, 2010 and amended on September 27, 2010, we signed a $5 million purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company. Upon signing the agreement, LPC purchased 40,000 shares of common stock at a price of $2.50 per share and we received $100,000 in initial proceeds under the purchase agreement. We also issued a warrant to purchase an additional 40,000 shares of our common stock at an exercise price of $2.75 per share and containing a call provision exercisable by us in the event common shares trade above $7.50 per share for 20 consecutive days.

On September 27, 2010, we entered into a registration rights agreement with LPC whereby we filed a registration statement covering the shares that have been issued or may be issued to LPC under the purchase agreement. We have the right over a 30-month period to sell shares of common stock to LPC every two business days in the amount of $50,000.This amount may be increased by $100,000 if the closing price of our shares is above $3.13, by $200,000 if the closing price is above $4.38, by $350,000 if the closing price is above $6.25 and by $500,000 if the closing price is above $9.38. The purchase price of the shares related to the $4.9 million of future funding will be based on the prevailing market prices of our shares at the time of sales without any fixed discount and subject to the floor price. The purchase price is determined based on the lesser of the lowest sale price on the purchase date or the average of the lowest three closing prices during the preceding 12 days. In consideration for entering into the agreement, we issued to LPC 55,000 shares of our common stock. We shall issue up to 72,000 common shares on a pro rata basis only if and when we sell additional shares to LPC. These shares shall be held by LPC for 30 months or until such time as the Purchase Agreement is terminated.

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

Founders’ Loan.  We have $800,000 of debt outstanding under our Founders’ Loan following the issuance of 578,314 shares of common stock to liquidate $1.2 million of the original $2.0 million loan. The remaining $800,000 has a maturity date of March 21, 2012 and provides that monthly interest payments, at the election of the holder, may be made in our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.

SVB Credit Facility.  We maintain a credit facility with Silicon Valley Bank to support our working capital needs (the “SVB Credit Facility”). On December 30, 2010, we entered into the “Fourth Amendment to Loan and Security Agreement”, which extended the maturity date for the facility to October 20, 2011, adjusted the facility amount to have a facility limit of $937,500 with maximum advances determined based on the composition of our eligible accounts receivable and inventory balances and modified certain other provisions of the facility. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%. Availability as of December 31, 2010 was $313,000 based on our accounts receivable and inventory levels, and there were no amounts drawn.

UBS Credit Facility.  On August 13, 2008, we entered into a Credit Line Agreement (the “Line of Credit”) with UBS Bank USA for a demand revolving line of credit with respect to our ARS held in an account with UBS. On January 5, 2009, we exercised its rights under the UBS Rights Offering to sell the ARS investments to UBS at par.

As a result, we liquidated its outstanding UBS Credit Facility in the amount of $2.9 million. We have no remaining ARS investments and the UBS Credit Facility has been terminated.

Capital Lease Obligation.  During 2008, we entered into capital lease obligations totaling $73,273 to finance the purchase of a new internal-use ERP system. These capital lease obligations bear interest at an annual rate of 9.4% and have a term of 36 months, resulting in monthly payments of $2,396. At the end of the lease term, we have the option to purchase the software for $101.

In September 2010, we entered into a capital lease obligation totaling $29,000 to finance the purchase of equipment. This capital lease obligation has a term of 12 months, resulting in monthly payments of $3,452. At the end of the lease term, we have the option to purchase the software for $1.

Operations and Liquidity Management.  Historically, we have incurred net losses and used cash from financing activities to fund our operations. During 2009 and 2010, we reduced our operating expenses, significantly improving our operating results and use of cash. We also renewed our credit facility, closed several equity transactions and entered into a stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) to improve our liquidity. As of December 31, 2010, our cash balance was $666,000 and availability from our credit line was $313,000. Cash used in operations for the year ended December 31, 2010 was $458,000, an improvement of $1.9 million as compared to 2009. The level of additional cash needed to fund operations and our ability to conduct business for the next year is influenced primarily by the following factors (see Item 1A, “Risk Factors” for discussion of other risks and uncertainties that may also impact our liquidity):

•
The pace of growth in the gaming business and the related investments in inventory and spending on development and regulatory efforts. We have transitioned to a heavier mix of recurring revenue which generates stronger long-term margins and profitability, but also requires investment in inventory and generates less upfront cash than a product sale business. We are also launching a new product, Blackjack Pro, which will require additional investments in inventory in 2011.

•	Our ability to control our operating expenses as the business grows internationally and become more geographically diverse.
•	Our ability to negotiate favorable payment terms with our customers and vendors.
•	Our ability to access the capital markets and maintain availability under our credit lines.
•	The impact of the economy or other factors on customers and suppliers, including the impact on demand for our products and customers’ ability to pay us on a timely basis.

Our operating plan for 2011 is to balance revenue growth with operating expense and working capital management, while carefully monitoring the impact of growth on our cash needs and cash balances. We have demonstrated a trend of improving operating results and reduced use of cash over the past 18 months and we expect those improving trends to continue into 2011. We may also seek to raise additional capital or expand our credit facilities to bolster liquidity and to accelerate business growth during 2011.

Impact of Inflation

To date, inflation has not had a material effect on our net sales, revenues or income from continuing operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2010:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$872,000	$72,000	$800,000	$-	$-
Operating lease obligations(2)	120,645	117,957	2,688	-	-
Capital lease obligations(3)	37,182	37,182	-	-	-
Purchase obligations(4)	284,140	284,140	-	-	-
Unrecognized tax benefit obligations (5)	418,907	418,907	-	-	-
Other long-term liabilities (6)	390,000	21,402	368,598	-	-
Total	$2,122,874	$951,588	$1,171,286	$-	$-

(1)	Represents the outstanding principal amount and interest on our Founders’ Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents outstanding principal and interest payable under capital lease obligations related to our purchase of internal-use ERP system.
(4)	Represents open purchase orders with our vendors.
(5)	Represents uncertain tax positions taken by us which if disallowed, would reduce our net operating loss carryforward.
(6)	Represents purchase of gaming inventory from Aristocrat.

Customer Dependence

As of December 31, 2010, five of our customers made up approximately 57.1% of our total revenues from continuing operations. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

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

Revenues from product sales, including sales of casino products to Aristocrat International Pty. Limited (“Aristocrat”), our international distributor (through January 15, 2010) for PokerPro gaming products and a significant shareholder, are recognized when all of the following have occurred:

•	Persuasive evidence of an arrangement exists;
•	The fee is fixed or determinable;
•	Delivery has occurred;
•	Collectability is reasonably assured; and
•	Title and risk of loss have passed to the customer.

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

Research and development.  Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations, except when certain qualifying expenses are capitalized. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. As of December 31, 2010 and 2009, no amounts were capitalized as technological feasibility is generally established at or near the time of general release. Research and development costs include salaries, benefits, travel and other internal costs allocated to software and hardware development efforts, as well as purchased components, engineering services and other third-party costs.

Inventories.  Inventories are stated at the lower of cost or market, where cost is determined on a first-in, first-out basis. Inventories also include parts from gaming systems that have been used at customer sites and returned for refurbishment and subsequent redeployment with customer. Those inventory items are stated at the lower of cost or market, where cost is determined based on the undepreciated cost of the returned items. We regularly review inventory for slow moving, obsolete and excess characteristics and evaluate whether inventory is sated at the lower of cost or net realizable value.

Gaming systems and property and equipment.  Our gaming systems represent equipment owned by us. The majority of this equipment is operated at customer sites pursuant to contractual license agreements. Our gaming systems may also include equipment used by us for demonstration or testing purposes.

Our gaming systems are transferred from our respective inventory accounts to the gaming systems account at the time the units are fully assembled, configured, tested and otherwise ready for use by a customer. Because the configuration of each gaming system is unique to the specific customer environment in which it is being placed, the final steps to configure and test the unit generally occur immediately prior to shipment. Depreciation expense for our gaming systems begins in the month of transfer of each gaming system from our inventory account to the gaming systems account.

Our gaming systems and property and equipment are stated at cost, less accumulated depreciation. We include an allocation of direct labor, indirect labor and overhead for each gaming system. Costs not clearly related to the procurement, manufacture and implementation are expensed as incurred. As gaming systems are returned from customer sites, the hardware components are dismantled and transferred to inventory at depreciated cost, and all labor, overhead and installation costs capitalized in connection with the original installation are expensed immediately. As the gaming systems are returned to our warehouse, the various hardware components are individually taken apart, inspected, tested, thoroughly cleaned and refurbished with new components as needed for redeployment. Unusable parts are scrapped. Refurbished systems are transferred from inventory to the gaming systems account and depreciated over their estimated useful life in a manner consistent with new gaming systems described above. In addition, when our products have been delivered but the revenue associated with the arrangement has been deferred, we transfer the balance from inventory to gaming systems. This balance is then charged to customer revenue as the related deferred revenue is recognized.

Depreciation is computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally three to five years for gaming systems and five years for internal-use equipment and office furniture. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the improvement. Expenditures for maintenance and repairs are expensed as incurred.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements”. This amendment provides guidance on (1) whether multiple deliverables exist, how the deliverables in an arrangement should be separated and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling price of deliverables if vendor-specific objective evidence or third-party evidence of a selling price is not available; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. ASU No. 2009-13 is effective prospectively for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact this update will have, if any, on our consolidated results of operations, financial position or cash flows.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements”. This amendment modified existing accounting guidance on recognition of revenue from the sale of software to exclude (1) non-software components of tangible products; and (2) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU No. 2009-14 is effective prospectively for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact this update will have, if any, on our consolidated results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. This amendment requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances, and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010 and did not have an impact on our consolidated financial position, results of operations, or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011 and will not have an impact on our consolidated results of operations, financial position or cash flows as the amended guidance provides only disclosure requirements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events”. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective upon issuance and did not have an impact on our consolidated results of operations, financial position or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks from both changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below:

Cash and investments.  Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2010, the carrying value of our cash and cash equivalents approximated fair value.

We do not use derivative financial instruments for speculation, or trading purposes.

Fixed rate debt. On July 9, 2009, the Founders’ Loan was amended to provide that monthly interest payments may be made, at the election of the holder, in our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate. In addition, the maturity date of the loan was extended to March 21, 2012. As market interest rates fluctuate, the fair value of our founders’ debt will also fluctuate. The estimated fair value of our founders’ loan as of December 31, 2010 was $802,000. We estimate a 10% increase in interest rates would decrease the fair value by less than $101,000. These changes would impact the fair value disclosures for this financial instrument, but would have no impact on interest expense paid or recognized in the consolidated statement of operations as the loan bears a fixed interest rate.

Variable rate debt.  Our SVB Credit Facility bears interest at variable rates based on spreads over Prime. As of December 31, 2010, availability was $313,000 with no borrowings outstanding. A change in average interest rates would not have had a significant effect on net interest expense during 2010, as there were no balances outstanding under the SVB Credit Facility. As of December 31, 2010, the carrying value of our variable rate debt instruments approximated fair value.

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

Item 8.  Financial Statements and Supplementary Data.

(a)	Financial Statements The information required by this Item is submitted as a separate section of this Annual Report commencing on page 31 attached hereto.

(b)	Supplementary Data Selected quarterly financial data for 2010 and 2009 is as follows:

	2010
	Q1	Q2	Q3	Q4
Revenue	$1,568,020	$1,281,940	$1,450,709	$1,598,238
Cost of revenue	627,651	513,300	401,786	484,646
Gross profit	940,369	768,640	1,048,923	1,113,592
Operating expenses	1,703,833	1,651,462	1,711,460	1,563,528
Net loss from continuing operations before income taxes	(763,464)	(882,822)	(662,537)	(449,936)
Income tax provision	(28,741)	(9,866)	(14,188)	(3,121)
Net loss from continuing operations	(792,205)	(892,688)	(676,725)	(453,057)
Income (loss) from discontinued operations	(64,388)	(1,147,199)	32,215	(28,397)
Net loss	$(856,593)	$(2,039,887)	$(644,510)	$(481,454)

Net loss from continuing operations per common share - basic and diluted	$(0.14)	$(0.15)	$(0.11)	$(0.07)
Net loss from discontinued operations per common share - basic and diluted	(0.01)	(0.20)	0.01	(0.00)

Net loss per common share - basic and diluted	(0.15)	(0.35)	(0.11)	(0.08)
Weighted average common shares outstanding - basic and diluted	5,628,059	5,851,058	6,000,022	6,068,470

	2009
	Q1	Q2	Q3	Q4
Revenue	$1,488,655	$1,230,153	$1,327,603	$1,367,411
Cost of revenue	768,284	766,231	767,295	713,641
Gross profit	720,371	463,922	560,308	653,770
Operating expenses	2,381,696	1,992,398	1,723,776	1,452,531
Net loss from continuing operations before income taxes	(1,661,325)	(1,528,476)	(1,163,468)	(798,761)
Income tax provision	(42,549)	(21,421)	(19,117)	(24,778)
Net loss from continuing operations	(1,703,874)	(1,549,897)	(1,182,585)	(823,539)
Loss from discontinued operations	(106,639)	(90,536)	(102,903)	(114,238)
Net loss	$(1,810,513)	$(1,640,433)	$(1,285,488)	$(937,777)

Net loss from continuing operations per common share - basic and diluted	$(0.39)	$(0.35)	$(0.25)	$(0.15)
Net loss from discontinued operations per common share - basic and diluted	(0.02)	(0.02)	(0.02)	(0.02)

Net loss per common share - basic and diluted	(0.41)	(0.37)	(0.27)	(0.17)
Weighted average common shares outstanding - basic and diluted	4,408,572	4,408,572	4,724,691	5,592,919

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of and for the period ended December 31, 2010, an evaluation of the effectiveness of our disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

            Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Shareholders to be filed with the SEC under the headings “Board of Directors and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Shareholders to be filed with the SEC under the headings “Executive Compensation” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Shareholders to be filed with the SEC under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Shareholders to be filed with the SEC under the headings “Related Person Transactions” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Shareholders to be filed with the SEC under the headings “Independent Registered Public Accounting Firm Fee Information” and “Audit Committee Pre-Approval Policy” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           The following documents are filed as a part of this Form 10-K:

1.  Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K beginning on page 31:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009;
•	Consolidated Balance Sheets as of December 31, 2010 and 2009;
•	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009; and
•	Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

The following financial statement schedule is included in a separate section of this Annual Report on page 54:

•	Valuation and Qualifying Accounts and Reserves

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

PokerTek, Inc.

Date: March 16, 2011	By:	/s/ Mark D. Roberson
Mark D. Roberson Chief Executive Officer, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Mark D. Roberson	Date:	March 16, 2011
Name:	Mark D. Roberson
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/	Lyle A. Berman	Date:	March 16, 2011
Name:	Lyle A. Berman
Title:	Chairman of the Board of Directors

/s/	Gehrig H. White	Date:	March 16, 2011
Name:	Gehrig H. White
Title:	Vice Chairman of the Board of Directors

/s/	James T. Crawford, III	Date:	March 16, 2011
Name:	James T. Crawford, III
Title:	President, Secretary and Director

/s/	Joseph J. Lahti	Date:	March 16, 2011
Name:	Joseph J. Lahti
Title:	Director

/s/	Arthur L. Lomax	Date:	March 16, 2011
Name:	Arthur L. Lomax
Title:	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PokerTek, Inc.
Matthews, North Carolina

We have audited the accompanying consolidated balance sheets of PokerTek, Inc. and subsidiaries (“PokerTek” or the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of PokerTek listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PokerTek and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respect the information set forth therein.

Charlotte, NC
March 15, 2011

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
Revenue	5,898,907	5,413,822
Cost of revenue	2,027,383	3,015,451
Gross profit	3,871,524	2,398,371
Operating expenses:
Selling, general and administrative	4,632,284	5,132,478
Research and development	1,074,288	1,191,995
Share-based compensation expense	657,490	744,856
Depreciation	135,046	193,116
Total operating expenses	6,499,108	7,262,445

Operating loss	(2,627,584)	(4,864,074)

Interest expense, net	(131,175)	(287,956)

Net loss from continuing operations before income taxes	(2,758,759)	(5,152,030)

Income tax provision	(55,916)	(107,865)

Net loss from continuing operations	(2,814,675)	(5,259,895)
Loss from discontinued operations	(1,207,769)	(414,316)
Net loss	(4,022,444)	(5,674,211)

Net loss from continuing operations per common share - basic and diluted	(0.48)	(1.10)
Net income (loss) from discontinud operations per common share - basic and diluted	(0.21)	(0.09)
Net loss per common share - basic and diluted	(0.69)	(1.19)
Weighted average common shares outstanding - basic and diluted	5,888,419	4,786,772

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$666,179	$636,374
Accounts receivable, net	1,057,511	1,179,604
Inventory	997,064	1,336,810
Prepaid expenses and other assets	213,495	169,845
Net assets of discontinued operations	379,441	1,906,962
Total current assets	3,313,690	5,229,595

Long-term assets:
Gaming systems, net	2,255,030	2,408,161
Property and equipment, net	80,755	211,478
Other assets	402,498	433,865
Total long-term assets	2,738,283	3,053,504

Total assets	$6,051,973	$8,283,099

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$327,662	$498,573
Accrued liabilities	648,604	745,349
Deferred revenue	817,789	438,846
Long-term liability - related party, current portion	21,402	-
Long-term debt, current portion	30,793	26,239
Current liabilities of discontinued operations	113,185	261,198
Total current liabilities	1,959,435	1,970,205

Long-term liabilities:
Deferred revenue	118,436	-
Long-term liability - related party	368,598	-
Long-term debt	800,000	812,396
Total long-term liabilities	1,287,034	812,396

Total liabilities	3,246,469	2,782,601

Commitments and contingencies - see note 14

Shareholders' equity
Preferred stock, no par value per share; authorized 5,000,000	-	-
none issued and outstanding

Common stock, no par value per share; authorized 40,000,000	-	-
shares, issued and outstanding 5,888,418 and 5,606,264 shares at December 31, 2010 and December 31, 2009, respectively

Additional paid-in capital	46,827,622	45,500,172
Accumulated deficit	(44,022,118)	(39,999,674)

Total shareholders' equity	2,805,504	5,500,498

Total liabilities and shareholders' equity	$6,051,973	$8,283,099

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, December 31, 2008	4,408,572	$-	$42,459,333	$(34,325,463)	$8,133,870
Net proceeds from private placement of common stock	274,436	-	500,000	-	500,000
Stock issued as payment for inventory	274,000	-	588,250	-	588,250
Conversion of debt to common stock	578,314	-	1,200,000	-	1,200,000
Stock issued as payment for interest	22,434	-	43,916	-	43,916
Issuances of common stock for warrant conversions	27,902	-	-	-	-
Share-based compensation	20,606	-	708,673	-	708,673
Net loss	-	-	-	(5,674,211)	(5,674,211)
Balance, December 31, 2009	5,606,264	-	45,500,172	(39,999,674)	5,500,498
Issuances of common stock, net	457,768	-	616,874	-	616,874
Issuances of common stock for warrant conversions	22,450	-	-	-	-
Share-based compensation	101,371	-	710,576	-	710,576
Net loss	-	-	-	(4,022,444)	(4,022,444)
Balance, December 31, 2010	6,187,853	$-	$46,827,622	$(44,022,118)	$2,805,504

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,022,444)	$(5,674,211)
Net loss from discontinued operations	1,207,769	414,316
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,807,096	2,730,630
Share-based compensation expense	657,490	744,856
Provision for accounts and other receivables	30,981	25,384
Gain on sale of property, plant and equipment	(1,440)	-
Changes in assets and liabilities:
Accounts and other receivables	173,445	(35,881)
Prepaid expenses and other assets	(5,293)	144,842
Inventory	736,247	318,728
Gaming systems	(1,489,919)	(1,124,299)
Accounts payable and accrued expenses	(225,656)	(226,699)
Deferred revenue	497,379	244,795
Net cash used in operating activities from continuing operations	(634,345)	(2,437,539)
Net cash provided by operating activities from discontinued operations	176,325	94,355
Net cash used in operating activities	(458,020)	(2,343,184)

Cash flows from investing activities:
Proceeds from sale of equipment	2,805	-
Purchases of property and equipment	(5,688)	(12,711)
Sale of investments	-	3,900,000
Net cash provided by (used in) investing activities	(2,883)	3,887,289

Cash flows from financing activities:
Repayments of short-term debt	-	(2,865,357)
Proceeds from issuance of common stock, net of expenses	527,550	500,000
Repayments of capital lease	(36,842)	(23,904)
Net cash provided by (used in) financing activities	490,708	(2,389,261)
Net increase (decrease) in cash and cash equivalents	29,805	(845,156)
Cash and cash equivalents, beginning of year	636,374	1,481,530
Cash and cash equivalents, end of period	$666,179	$636,374

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$75,514	$191,718
Income taxes	72,450	123,205

Non-cash transactions:
Gaming inventory purchase - related party	$396,500	$-
Issuance of common shares for commitment fee	82,763	-
Purchase of gaming assets with capital lease	29,000	-
Issuance of common shares in satisfaction of long-term debt	-	1,200,000
Issuance of common shares as payment for inventory	-	588,250
Issuance of common shares as payment of interest	-	43,916

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

The Company is engaged in the development, manufacture and marketing of electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide. The Company’s core product and the primary source of its revenue through 2010 is the PokerPro system, which consists of electronic table(s) and related peripheral equipment providing a fully-automated poker-room environment.

During 2010, the Company redesigned its electronic table game platform to simplify the design, lower the cost and improve supportability of its products. This new hardware platform, ProCore, is designed with flexibility in mind, allowing the Company to develop and deploy additional casino games on the same hardware platform, expanding its addressable market in a cost-efficient manner. In late 2010, the Company showcased Blackjack Pro as its first new game and anticipates initial placements in early 2011.

The Company distributes its gaming products using its internal sales force and select distributors, generally on a recurring revenue participation model, recurring revenue fixed license fee model or as a sale of hardware combined with recurring license and support fees.

The Company previously operated an amusement business, which sold the Heads-Up Challenge product to bars and restaurants. During 2010, the Company decided to exit the amusement business to focus the Company’s resources on the higher-margin gaming business. The results of operations of the amusement business are reflected as a discontinued operation in the accompanying consolidated financial statements for all periods presented.

The Company completed a 2.5 to 1 reverse stock split on February 25, 2011. As a result of the reverse stock split, every two-point-five (2.5) shares of common stock will be combined into one (1) share of common stock. The Company has 40,000,000 shares of common stock authorized and 6,187,853 shares of common stock issued and outstanding. All consolidated financial statements and notes to the consolidated financial statements have been restated in accordance with SEC Staff Accounting Bulletin Topic 4C to reflect the reverse stock split.

Basis of Presentation and Principles of Consolidation

 These consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. They have been prepared by the Company in accordance with accounting principles generally accepted in the United States. The financial statements of the Company’s foreign subsidiary are measured using the U.S. dollar as the functional currency. All significant intercompany transactions and accounts have been eliminated in consolidation.

Significant Accounting Policies

Accounting estimates.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition.  The Company recognizes revenue as it is earned in accordance with generally accepted accounting principles. If multiple product deliverables are included under a sale or license agreement, the Company allocates revenue to each product based upon their respective fair values in relation to the total contract value and defers revenue recognition on those deliverables that have not met all requirements of revenue recognition.

Revenues from product sales are recognized when all of the following have occurred:

•	Persuasive evidence of an arrangement exists;
•	The fee is fixed or determinable;
•	Delivery has occurred;
•	Collectability is reasonably assured; and
•	Title and risk of loss have passed to the customer.

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

Sales taxes collected from customers are recorded on a net basis and as such, are excluded from revenue.

Cash and cash equivalents.  The Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investments in Auction Rate Securities (“ARS”).  The Company accounts for its auction rate securities at fair value.

Concentrations of credit risk.  Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivables. The Company’s credit risk is managed by investing primarily in high-quality money market instruments and accounts guaranteed by the U.S. government and its agencies.

Receivables and allowance for doubtful accounts.  The Company monitors its exposure for credit losses on its customer receivable balances and the credit worthiness of its customers on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. As of December 31, 2010 and December 31, 2009, the Company recorded an allowance for doubtful accounts of $72,000 and $83,000, respectively. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

Deferred licensing fees.  Deferred licensing fees consist of amounts paid to various regulatory agencies. As approvals are obtained, the Company begins expensing the fees over the estimated term of the license. Deferred licensing fees are included in other assets on the consolidated balance sheets.

Patents.  Legal fees and application costs related to the Company’s patent application process are expensed as incurred. There is a high degree of uncertainty in the outcome of approval for any of the Company’s patents.

Research and development.  Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations, except when certain qualifying expenses are capitalized. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. As of December 31, 2010 and 2009, no amounts had been capitalized as technological feasibility is generally established at or near the time of general release. Research and development costs include salaries, benefits, travel and other internal costs allocated to software and hardware development efforts, as well as purchased components, engineering services and other third-party costs.

Advertising.  Advertising and promotional costs are expensed as incurred. Advertising costs for the years ended December 31, 2010 and 2009 were $2,000 and $11,000, respectively.

Inventories.  Inventories are stated at the lower of cost or market, where cost is determined on a first-in, first-out basis. Inventories also include parts from gaming systems that have been used at customer sites and returned for refurbishment and subsequent redeployment with customers. Those inventory items are stated at the lower of cost or market, where cost is determined based on the undepreciated cost of the returned items. The Company regularly reviews inventory for slow moving, obsolete and excess characteristics and evaluate whether inventory is stated at the lower of cost or net realizable value.

Gaming systems and property and equipment.  The Company’s gaming systems represent equipment owned by the Company. The majority of this equipment is operated at customer sites pursuant to contractual license agreements. Gaming systems may also include equipment used by the Company for demonstration or testing purposes.

Gaming systems are transferred from the Company’s respective inventory accounts to the gaming systems account at the time the units are fully assembled, configured, tested and otherwise ready for use by a customer. Because the configuration of each gaming system is unique to the specific customer environment in which it is being placed, the final steps to configure and test the unit generally occur immediately prior to shipment. Depreciation expense for gaming systems begins in the month of transfer of each gaming system from the Company’s inventory account to the gaming systems account.

Gaming systems and property and equipment are stated at cost, less accumulated depreciation. The Company includes an allocation of direct labor, indirect labor and overhead for each gaming system. Costs not clearly related to the procurement, manufacture and implementation are expensed as incurred. As gaming systems are returned from customer sites, the hardware components are dismantled and transferred to inventory at depreciated cost, and all labor, overhead and installation costs capitalized in connection with the original installation are expensed immediately. As the systems are returned to the Company’s warehouse, the various hardware components are individually taken apart, inspected, tested, thoroughly cleaned and refurbished with new components as needed for redeployment. Unusable parts are scrapped. Refurbished systems are transferred from inventory to the gaming systems account and depreciated over their estimated useful life in a manner consistent with new gaming systems described above. In addition, when the Company’s products have been delivered but the revenue associated with the arrangement has been deferred, the Company transfers the balance from inventory to gaming systems. This balance is then charged to customer revenue as the related deferred revenue is recognized.

Depreciation is computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally three to five years for gaming systems and five years for internal-use equipment and office furniture. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the improvement. Expenditures for maintenance and repairs are expensed as incurred.

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

Offering costs.  Offering costs incurred in connection with the Company’s equity offerings, consisting principally of legal, accounting and underwriting fees, have been charged to additional paid in capital as incurred.

Income taxes.  The Company accounts for income taxes and uncertain tax positions in accordance with generally accepted accounting principles. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The accounting for income taxes involves significant judgments and estimates and deals with complex tax regulations. The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences (see Note 12 – “Income Taxes”).

Earnings (loss) per share.  The Company computes earnings (loss) per share in accordance with generally accepted accounting principles which require presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potential dilutive shares due to their anti-dilutive effect.

Share-based compensation.  The Company values its stock options issued based upon the Black-Scholes option pricing model and recognizes the compensation over the period in which the options vest. There are inherent estimates made by management regarding the calculation of stock option expense, including volatility, expected life and forfeiture rate (see Note 11 – “Shareholders’ Equity – Stock Incentive Plan”).

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

Warrants.  The Company evaluates its outstanding warrants at issuance and at each quarter end. As a result of its evaluation and analysis, management determined that its warrants should be classified as equity instruments in the accompanying consolidated balance sheets.

Shipping costs. The Company includes all of the outbound freight, shipping and handling costs associated with the shipment of products to customers in cost of revenue. Any amounts paid by customers to the Company for shipping and handling are recorded as revenue on the consolidated statement of operations.

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

Subsequent Events.  Management has evaluated all events and transactions that occurred from January 1, 2011 through the date these consolidated financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements. See note 17 – “Subsequent Events” for additional information.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements”. This amendment provides guidance on (1) whether multiple deliverables exist, how the deliverables in an arrangement should be separated and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling price of deliverables if vendor-specific objective evidence or third-party evidence of a selling price is not available; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. ASU No. 2009-13 is effective prospectively for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact this update will have, if any, on its consolidated results of operations, financial position or cash flows.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements”. This amendment modified existing accounting guidance on recognition of revenue from the sale of software to exclude (1) non-software components of tangible products; and (2) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU No. 2009-14 is effective prospectively for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact this update will have, if any, on its consolidated results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. This amendment requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances, and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010 and did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011 and will not have an impact on the Company’s consolidated results of operations, financial position or cash flows as the amended guidance provides only disclosure requirements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events”. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective upon issuance and did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

Note 2.  Operations and Liquidity Management

Historically, the Company has incurred net losses and used cash from financing activities to fund it operations. During 2009 and 2010, the Company reduced its operating expenses, significantly improving operating results and use of cash. The Company also renewed its credit facility, closed several equity transactions and entered into a stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) to improve its liquidity. As of December 31, 2010, the Company’s cash balance was $666,000 and availability from our credit line was $313,000. Cash used in operations for the year ended December 31, 2010 was $458,000, an improvement of $1.9 million as compared to 2009. The level of additional cash needed to fund operations and the Company’s ability to conduct business for the next year is influenced primarily by the following factors (see Item 1A, “Risk Factors” for discussion of other risks and uncertainties that may also impact the Company’s liquidity):

•
The pace of growth in the gaming business and the related investments in inventory and spending on development and regulatory efforts. The Company transitioned to a heavier mix of recurring revenue which generates stronger long-term margins and profitability, but also requires investment in inventory and generates less upfront cash than a product sale business. The Company is also launching a new product, Blackjack Pro, which will require additional investments in inventory in 2011.

•	Ability to control operating expenses as the business grows internationally and becomes more geographically diverse.
•	Ability to negotiate favorable payment terms with customers and vendors.
•	Ability to access the capital markets and maintain availability under credit lines.
•	The impact of the economy or other factors on customers and suppliers, including the impact on demand for the Company’s products and customers’ ability to pay on a timely basis.

The Company’s operating plan for 2011 is to balance revenue growth with operating expense and working capital management, while carefully monitoring the impact of growth on the Company’s cash needs and cash balances. The Company has demonstrated a trend of improving operating results and reduced use of cash over the past 18 months and management expects those improving trends to continue into 2011. The Company may also seek to raise additional capital or expand its credit facilities to bolster liquidity and to accelerate business growth during 2011.

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

The following table presents information about the Company's financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Level 3 Auction Rate Securities	Level 3 Rights Option	Level 3 Total

Balance at December 31, 2008	$3,275,710	$624,290	$3,900,000
Sales, net	(3,275,710)	(624,290)	(3,900,000)
Transfers to Level 3	-	-	-
Included in accumulated other comprehensive loss	-	-	-
Balance at December 31, 2009	$-	$-	$-

Note 4.  Inventory

Inventory at December 31, 2010 and 2009 consist of the following:

	December 31,	December 31,
	2010	2009

Raw materials and components	$767,217	$1,060,143
Gaming systems in process	149,681	458,078
Finished goods	285,749	153,524
Reserve	(205,583)	(334,935)
Inventory, net	$997,064	$1,336,810

Note 5.  Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31, 2010 and 2009 consist of the following:

	December 31,	December 31,
	2010	2009

Prepaid expenses	$59,450	$103,053
Stock issuance commitment fee, net	89,323	-
Other	64,722	66,792
Prepaid expenses and other assets	$213,495	$169,845

Deferred licensing fees, net	$262,683	$364,482
Long-term accounts receivable	82,333	-
Other	57,481	69,383
Other assets	$402,497	$433,865

Note 6.  Gaming Systems

Gaming systems at December 31, 2010 and 2009 consist of the following:

	December 31,	December 31,
	2010	2009
Gaming systems	$7,829,265	$7,831,243
Less: accumulated depreciation	(5,574,235)	(5,423,082)
Gaming systems, net	$2,255,030	$2,408,161

Note 7.  Property and Equipment

Property and equipment at December 31, 2010 and 2009 consist of the following:

	December 31,	December 31,
	2010	2009

Equipment	$431,119	$434,389
Leasehold improvements	199,948	199,948
Capitalized software	157,067	157,067
	788,134	791,404
Less: accumulated depreciation	(707,379)	(579,926)
Property and equipment, net	$80,755	$211,478

Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of an internal-use enterprise resource management system. Accumulated depreciation on capitalized software was $113,379 and $61,024 at December 31, 2010 and 2009, respectively. The software portion of this systems investment was financed through a capital lease obligation (see Note 9 - “Debt”).

Note 8.  Accrued Liabilities

Accrued liabilities at December 31, 2010 and 2009 consist of the following:

	December 31,	December 31,
	2010	2009

Accrued professional fees	$55,228	$179,968
Other liabilities and customer deposits	593,376	565,381
Accrued liabilities	$648,604	$745,349

Note 9.  Debt

The Company’s outstanding debt balances as of December 31, 2010 and 2009 consist of the following:

	December 31,	December 31,
	2010	2009

SVB Credit Facility	$-	$-
UBS Credit Facility	-	-
Founders' Loan	800,000	800,000
Capital lease obligation	30,793	38,635
Total debt	830,793	838,635
Current portion of debt	30,793	26,239
Long-term portion of debt	$800,000	$812,396

SVB Credit Facility.  The Company maintains a credit facility with Silicon Valley Bank to support the Company’s working capital needs (the “SVB Credit Facility”). On December 30, 2010, we entered into the “Fourth Amendment to Loan and Security Agreement”, which extended the maturity date for the facility to October 20, 2011, adjusted the facility amount to have a facility limit of $937,500 with maximum advances determined based on the composition of the Company’s eligible accounts receivable and inventory balances and modified certain other provisions of the facility. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%.

Based on the Company’s accounts receivable and inventory levels on December 31, 2010, as of such date availability was approximately $313,000 with no borrowings outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of December 31, 2010, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan.

As of December 31, 2010, there were no amounts drawn under the SVB Credit Facility.

 UBS Credit Facility.  On August 13, 2008, the Company entered into a Credit Line Agreement (the “Line of Credit”) with UBS Bank USA for a demand revolving line of credit with respect to the Company’s ARS held in an account with UBS. On January 5, 2009, the Company exercised its rights under the UBS Rights Offering to sell the ARS investments to UBS at par.

As a result, the Company liquidated its outstanding UBS Credit Facility in the amount of $2.9 million. The Company has no remaining ARS investments, and the UBS Credit Facility has been terminated.

Founders’ Loan.  The Company entered into a loan agreement with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White on March 24, 2008. Messrs. Crawford, Lomax and White are the founders of the Company. Each of the lenders is also a member of the Company’s board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman. The $2.0 million loan originally called for cash interest at 13% with all unpaid principal and interest payable on March 24, 2010.

On July 9, 2009, the Founders’ Loan was amended to provide that monthly interest payments may be made, at the election of the holder, in the Company’s common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate. In addition, the maturity date of the loan was extended to March 21, 2012.

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

As of December 31, 2010, the carrying value of the Founders’ Loan was $800,000 and its fair value was approximately $802,000.

Capital Lease Obligation.  During 2008, the Company entered into capital lease obligations totaling $73,273 to finance the purchase of a new internal-use ERP system. These capital lease obligations bear interest at an annual rate of 9.4% and have a term of 36 months, resulting in monthly payments of $2,396. At the end of the lease term in March 2011, the Company has the option to purchase the software for $101. Future payments on this capital lease in 2011 will be approximately $9,000.

During September 2010, the Company entered into a capital lease obligation totaling $29,000 to finance the purchase of equipment. This capital lease obligation has a term of 12 months, resulting in monthly payments of $3,452. At the end of the lease term in July 2011, the Company has the option to purchase the software for $1. Future payments on this capital lease in 2011will be approximately $24,000.

Note 10.  Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer 3% to 5% of their annual compensation. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the years ended December 31, 2010 and 2009, the Company’s expenses related to the plan were $46,000 and $68,000, respectively.

Note 11.  Shareholders’ Equity

Common and Preferred Stock

Common Stock.  There are 40,000,000 authorized shares of the Company’s common stock of which 6,187,853 and 5,606,264 were outstanding as of December 31, 2010 and December 31, 2009, respectively.

On August 13, 2009, the Company entered into a Stock Purchase Agreement with ICP Electronics, Inc. pursuant to which we agreed to sell 226,000 shares of common stock to ICP Electronics. The shares of common stock that were sold were valued at a price of $2.13 per share and were exchanged with ICP Electronics for 191 Heads-Up Challenge units for immediate delivery. As of October 9, 2009, the Company sold an additional 48,000 shares of common stock to ICP Electronics pursuant to the Stock Purchase Agreement dated October 9, 2009. The shares were valued at a price of $2.25 per share and were exchanged with ICP Electronics in payment for products and services. The shares were sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(6) and Regulation S. As of December 31, 2010, ICP Electronics owns 274,000, or 4.9%, of the Company’s outstanding shares.

On August 28, 2009, the Company completed a private placement for $500,000, issuing 274,436 shares. Lyle A. Berman, the Company’s Chairman, invested $250,000 to purchase 131,579 shares at $1.90, the consolidated closing bid price immediately preceding the transaction. A second investor invested $250,000 to purchase 142,858 shares at $1.75. The shares were sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended, pursuant to Section 4(6) and Regulation 506 under the Securities Act.

On September 10, 2009, the Company entered into binding agreements with three debt holders to convert an aggregate of $1.2 million principal amount of loans into 578,314 shares of common stock, at a conversion price of $2.08 per share, which represented the consolidated closing bid price on the NASDAQ Capital Markets exchange as of the close of the trading day immediately preceding these transactions. Lyle A. Berman, James T. Crawford and Arthur L. Lomax, all members of the Company’s board of directors, agreed to participate in the debt conversion. Mr. Berman converted $500,000, Mr. Crawford converted $500,000 and Mr. Lomax converted $200,000 of outstanding loan principal to common stock, in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 3(a)(9) and Section 4(6) of the Act.

On October 15, 2009, the Company issued 20,606 shares of common stock at a price of $2.48 per share to the members of the Company’s Board of Directors for payment of board compensation for the third quarter of 2009. The number of shares was determined by dividing board compensation by the average closing price on the NASDAQ Capital Market for the 10 business days preceding the end of the quarterly period. Had the calculated average price per share been less than $1.78, the shares would have been issued at $1.78 per share, the closing bid price on the effective date of the Board Member Agreements. The calculation of the average price per share was structured to comply with NASDAQ’s equity compensation rules which limit stock issuances to insiders at less than fair market value.

Between March 29, 2010 and April 7, 2010, the Company and four officers and directors and five private investors entered into Subscription Agreements providing for the issuance by the Company and the purchase by the investors of a total of 214,455 shares of common stock for an aggregate purchase price of $260,000 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(6) and Regulation 506 under the Securities Act. The five private investors each received 4,000 common stock warrants at an exercise price of $2.50 for a total issuance of 20,000 common stock warrants which are exercisable through March 31, 2015.

On June 24, 2010 and amended on September 27, 2010, the Company signed a $5 million purchase agreement with LPC, an Illinois limited liability company. Upon signing the agreement, LPC purchased 40,000 shares of common stock at a price of $2.50 per share and the Company received $100,000 in initial proceeds under the purchase agreement. The Company also issued a warrant to purchase an additional 40,000 shares of its common stock at an exercise price of $2.75 per share and containing a call provision exercisable by us through in the event common shares trade above $7.50 per share for 20 consecutive days. The warrants are exercisable through June 23, 2015.

On September 27, 2010, the Company entered into a registration rights agreement with LPC whereby the Company filed a registration statement covering the shares that have been issued or may be issued to LPC under the purchase agreement. The Company has the right over a 30-month period to sell shares of common stock to LPC every two business days in the amount of $50,000. This amount may be increased by $100,000 if the closing price of the Company’s shares is above $3.13, by $200,000 if the closing price is above $4.38, by $350,000 if the closing price is above $6.25 and by $500,000 if the closing price is above $9.38. The purchase price of the shares related to the $4.9 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount and subject to the floor price. The purchase price is determined based on the lesser of the lowest sale price on the purchase date or the average of the lowest three closing prices during the preceding 12 days. In consideration for entering into the agreement, the Company issued to LPC 55,000 shares of its common stock. The Company shall issue up to 72,000 common shares on a pro rata basis only if and when the Company sell additional shares to LPC. These shares shall be held by LPC for 30 months or until such time as the Purchase Agreement is terminated. Since the effective date of the registration statement on Form S-1, we have issued 148,314 shares of common stock to LPC for a total of $249,995 as of December 31, 2010.

The Company will control the timing and amount of any future sales of shares to LPC and are under no obligation to sell any additional shares to LPC. The purchase agreement may be terminated by us at any time at the Company’s discretion and without any cost to us. Except for a limitation on variable priced financings, there are no negative covenants, restrictions on future fundings, penalties or liquidated damages in the agreement. The proceeds received by us under the common stock purchase agreement are expected to be used for working capital purposes.

During 2010, the Company issued 101,372 shares of common stock at prices ranging from $1.95 to $1.98 per share to members of our Board of Directors for payment of board compensation. During 2009, the Company issued 20,606 shares of common stock at $2.48 per share to members of our Board of Directors for payment of board compensation. The number of shares was determined by dividing board compensation by the average closing price on the NASDAQ Capital Market for the 10 business days preceding the end of the quarterly period. Had the calculated average price per share been less than $1.78, the shares would have been issues at $1.78 per share, the closing bid price on the effective date of the Board Member Agreements. The calculation of the average price per share was structured to comply with NASDAQ’s equity compensation rules which limit stock issuances to insiders at less than fair market value.

Preferred Stock.  There are 5,000,000 authorized shares of preferred stock, none of which are outstanding as of December 31, 2010 and December 31, 2009.

Stock Incentive Plans

The Company’s shareholders have approved stock incentive plans, including the 2009 Stock Incentive Plan adopted at the 2009 Annual Shareholder’s Meeting, authorizing the issuance of stock option, restricted stock and other forms of equity compensation. At December 31, 2010 and 2009, options to purchase 882,494 and 831,320 shares of common stock, respectively, were outstanding and held by certain directors, officers, employees and independent contractors of the Company. Pursuant to the approved stock incentive plans 355,206 shares remained available for grant as of December 31, 2010.

On September 22, 2009, the Company entered into agreements with ten option holders, including directors, officers, employees and consultants of the Company, to issue 332,800 new incentive stock options and contemporaneously cancel an equal amount of outstanding incentive stock options held by the option holders. The new options which were issued have an exercise price of $2.03 per share of common stock, vest over a period of three years and have an expiration date of September 11, 2019.

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

The amount of related expense calculated using the Black-Scholes option pricing model and recognized in 2010 and 2009 were $512,000 and $658,000, respectively.

	2010	2009
Expected Volatility	93% - 99%	92% - 162%
Expected Dividends	0	0
Expected Term	6 yrs	6 yrs
Risk-free Rate	1.41% - 2.43%	1.82% - 2.71%

A summary of option activity and changes during the year for the year ended December 31, 2010 is as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Outstanding at December 31, 2009	831,320	$6.20
Granted	140,800	1.63
Exercised	-	-
Forfeited	(89,626)	13.88
Expired	-	-
Outstanding at December 31, 2010	882,494	$5.35	8.1	$(3,173,920)

Exercisable at December 31, 2010	369,185	$8.93	7.2	$(2,647,001)

The weighted-average grant-date fair value of options granted during 2010 and 2009 were $1.23 and $1.55, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 were $0 and $0, respectively.

A summary of the status of non-vested shares as of December 31, 2010, and changes during the year ended December 31, 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	667,285	$1.75
Granted	140,800	1.23
Forfeited	(62,129)	2.05
Vested	(232,648)	1.83
Balance at December 31, 2010	513,308	$1.55

As of December 31, 2010, there was $587,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted-average period of 17.97 months.

The total fair value of options vested during the years ended December 31, 2010 and 2009 were $405,000 and $787,000, respectively.

Note 12.  Income Taxes

The total income tax expense (benefit) provided on pretax income and its significant components were as follows:

	2010	2009
Current tax expense:
Federal	$-	$-
State	-	-
Foreign	55,916	107,865
	55,916	107,865
Deferred tax expense (benefit):
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total income tax expense (benefit):
Federal	-	-
State	-	-
Foreign	55,916	107,865
	$55,916	$107,865

A reconciliation of the statutory federal income tax expense (benefit) at 34% to loss before income taxes and the actual income tax expense (benefit) is as follows:

	2010	2009
Federal statutory income tax benefit	$(962,273)	$(1,929,231)
Increases (reductions) in taxes due to:
Nondeductible stock-based compensation	204,293	245,448
State taxes, net of federal benefit	(71,801)	(41,858)
Increase in valuation allowance	813,626	1,794,584
Unrecognized tax benefits and other	16,155	(68,943)
Foreign income tax	55,916	107,865
Income tax expense	$55,916	$107,865

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the consolidated financial statements include the following amounts:

	2010	2009
Deferred tax asset:
Start-up costs capitalization	$105,421	$119,762
Loss carryforwards	11,455,437	10,175,520
Depreciation	1,863,303	2,253,669
Tax credit carryforwards	426,686	370,770
Share-based compensation expense	191,708	169,945
Accounts receivable	44,020	55,898
Inventory	233,332	-
Other	1,401	1,094
	14,321,308	13,146,658

Deferred tax liability:
Inventory	-	(66,877)
Prepaid expenses	(12,652)	(15,239)
	(12,652)	(82,116)

	14,308,656	13,064,542
Less valuation allowance	(14,308,656)	(13,064,542)
Net deferred tax asset	$-	$-

As of December 31, 2010 and December 31, 2009, the Company has federal net operating loss carryforwards of approximately $31.1 million and $27.6 million respectively, North Carolina net economic loss carryforwards of approximately $14.5 million and $12.3 million, respectively and California net operating losses in the amounts of approximately $548,000 and $490,000, respectively. Included in the federal net operating loss carryforward is a deduction for the exercise of nonqualified stock options. However, the net operating loss attributable to the excess of the tax deduction for the exercised nonqualified stock options over the cumulative deduction recorded in the consolidated financial statements is not recorded as a deferred tax asset. The benefit of the excess deduction of $37,000 will be recorded to additional paid in capital when the Company realizes a reduction in its current taxes payable. These carryforwards can be used to offset taxable income in future years, which expire through 2028. The Company also has research and experimentation tax credit carryforwards for federal of approximately $419,000. These credit carryforwards may be used to offset both federal income taxes in future years through their expiration in 2027.

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has assessed its earnings history and anticipated earnings, the expiration date of the carryforwards and other factors and has determined that valuation allowances should be established against the deferred tax assets as of December 31, 2010 and 2009. The change in the valuation allowance of $1.2 million for the year ended December 31, 2010 was due to the increase in net deferred tax assets, principally driven by increases in deferred tax assets related to depreciation of PokerPro systems, and loss carryforwards.

The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009:

	2010	2009
Unrecognized tax benefits at January 1	$418,907	$537,706

Gross decreases - tax positions in prior periods	-	(118,799)

Unrecognized tax benefits at December 31	$418,907	$418,907

The Company's policy is to include interest and penalties recognized in conjunction with unrecognized tax benefits as a component of income tax expense. No interest or penalties were recognized by the Company during 2010.

The Company files U.S. federal, U.S. state and Canadian tax returns. 2005 through 2010 tax years remain subject to examination by the IRS for U.S. federal tax purposes, as do U.S. state tax returns by the appropriate state taxing authorities and the Canadian tax returns by Revenue Canada.

The utilization of the Company’s net operating losses may be subject to a substantial limitation should a change of ownership occur or have occurred, as defined under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation could result in the expiration of the net operating loss carryforwards before their utilization. Currently, a valuation allowance equal to the total deferred tax assets has been established. As such, any limitation resulting from the expiration of the net operating loss carryforwards would be immaterial to the Company’s financial condition or results of operations. Prior to any potential utilization, the Company does plan to undertake a detailed study in order to determine any potential §382 limitations. The Company is unable to fully estimate the impact of any such §382 limitations nor has it undertaken the steps necessary to fully estimate the potential benefits that may be available to it from the utilization of net operating losses in future periods.

Note 13.  Related Party Transactions

Transactions with Aristocrat

License fees from and equipment sales to Aristocrat of $229,000 and $5,000, respectively, were recorded in the year ended December 31, 2010, while $488,000 and $251,000, respectively, were recorded during the year ended December 31, 2009. As of December 31, 2010 and December 31, 2009, $40,000 and $150,000, respectively, were due from Aristocrat and included in accounts receivable in the accompanying Consolidated Balance Sheets. As of December 31, 2010 and 2009, no amounts were due to Aristocrat.

The Company terminated its Exclusive Distribution Agreement and entered into an Equipment Purchase Arrangement with Aristocrat effective January 15, 2010. The Equipment Purchase Arrangement provides that the purchase price for the purchased equipment will be paid from the Company to Aristocrat as the purchased equipment is deployed and revenues are received by the Company. As revenues are received by the Company, the payment to Aristocrat will be calculated as 20% of the Company’s gross revenue attributable to each table, up to a specified cap per table. The Company initially recorded a liability of $396,500 related to its purchase of inventory. During 2010, the Company paid $6,500 related to the Equipment Purchase Agreement. As of December 31, 2010, the Company has a liability of $390,000, which is reflected in the accompanying Consolidated Balance Sheet.

The Company agreed to assume responsibility for (and take title to) certain PokerPro tables currently installed at specified customer locations. In return for transfer of these tables to the Company, the Company agreed to relieve Aristocrat of all responsibility and related costs to service, support, maintain, replace and repair those tables.

As of December 31, 2010 and 2009, Aristocrat owned 11.7% and 12.9%, respectively, of the Company’s common stock.

Transactions with ICP Electronics, Inc.

The Company purchased products and services from ICP Electronics, Inc., a Taiwan corporation (“ICP Electronics”) of $585,000 and $872,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company had an accounts payable balance to ICP Electronics, Inc. of $67,000 and $600, respectively. As of December 31, 2010 and 2009, the Company has contractual obligations with ICP Electronics, Inc. totaling $276,000 and $836,000, respectively.

ICP Electronics, Inc. is the holder of 4.4% of the issued and outstanding shares of Common Stock of the Company following a stock purchase transaction whereby the Company issued 226,000 shares of Common Stock in exchange for inventory valued at $480,250 based on a share price of $2.13 per share, which was the closing bid price on the day preceding the transaction. In connection with the stock purchase, the Company agreed to schedule its remaining purchase commitment with 24 monthly payments of $39,389 starting October 2009, with such payments being made in exchange for title to additional inventory. As of October 9, 2009, the Company agreed to sell 48,000 shares of its common stock to ICP Electronics pursuant to the Stock Purchase Agreement dated July 31, 2009. The shares were valued at a price of $2.25 per share and were exchanged with ICP Electronics in payment for products and services.

Transactions with Board of Directors and Senior Management

On September 3, 2009, Lyle A. Berman, Chairman of the Company’s Board of Directors, participated in a private placement of the Company’s common stock. Mr. Berman invested $250,000 to purchase 131,579 shares at $1.90, the consolidated closing bid price immediately preceding the transaction.

Between March 29, 2010 and April 7, 2010, Lyle A. Berman, James T. Crawford, Joseph J. Lahti and Mark D. Roberson entered into Subscription Agreements providing for the issuance by the Company and the purchase by Messrs. Berman, Crawford, Lahti and Roberson of a total of 107,058 shares of common stock for an aggregate purchase price of $130,000 in a transaction exempt from the registration requirements of the Act, as amended, pursuant to Section 4(6) and Regulation 506 under the Act.

Office Lease

The Company currently leases its office and manufacturing facility from an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors. The entity purchased the building while the Company was already a tenant. The lease terms were negotiated and are consistent with the rent paid by other tenants in the building. Rent expense recorded for the leased space for the years ended December 31, 2010 and 2009 were $166,000 and $189,000, respectively.

Founders’ Loan

 The Company entered into a loan agreement with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White on March 24, 2008. Messrs. Crawford, Lomax and White are the founders of the Company. Each of the lenders is also a member of the Company’s board of directors, with Mr. Berman serving as Chairman and Mr. White serving as Vice Chairman. The $2.0 million loan originally called for cash interest at 13% with all unpaid principal and interest payable on March 24, 2010.

On July 9, 2009, the Founders’ Loan was amended to provide that monthly interest payments may be made, at the election of the holder, in the Company’s common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate. In addition, the maturity date of the loan was extended to March 21, 2012.

On September 10, 2009, the Company entered into an agreement with Lyle A. Berman, James T. Crawford and Arthur L. Lomax to convert an aggregate $1.2 million principal amount of the loans into common stock. Gehrig H. White and Arthur L. Lomax continue to hold $500,000 and $300,000 principal amounts, respectively, of the loans.

The loan contains no restrictive covenants and, following the conversion described above, is collateralized by security interests in 62 PokerPro systems. Such interests have been subordinated to the SVB Credit Facility. During 2010, the Company made $66,082 in aggregate interest payments in cash. 578,314 shares were issued to certain of the lenders in connection with the conversion of $1.2 million of the outstanding debt balance.

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

The Company also leases certain equipment under lease agreements with terms up to three years and storage facilities.

The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year Ending December 31,	Amount
2011	$117,957
2012	1,344
2013	1,344
Thereafter	-
$120,645

Rent expense for the years ended December 31, 2010 and 2009 was $184,000 and $233,000, respectively.

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

Indemnification

The Company has entered into a indemnification agreements with the members of its Board and corporate officers, which provides for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred in any action or proceeding.

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

On August 21, 2009, a complaint was filed against the Company in the United States District Court for the District of Nevada by Marvin Roy Feldman. The plaintiff is seeking unspecified monetary damages related to the Company’s distribution of PokerPro in Mexico. Prior to filing the complaint, the plaintiff provided correspondence to the Company requesting $250,000 or four PokerPro tables as compensation. While litigation is inherently unpredictable and subject to judicial and other risks beyond the Company’s control, the Company estimates the potential cost of this matter to range between $0 and $250,000. The Company believes that it has several meritorious defenses to these claims, and the Company intends to defend ourselves vigorously.

Compliance with NASDAQ Listing Requirements

On March 23, 2010, the Company received a letter from NASDAQ’s Listing Qualifications Department dated March 16, 2010 that stated that the Staff had made a determination that the Company’s common stock would be delisted from the NASDAQ Capital Market. The determination was based on the fact that the bid price of the Company’s common stock had not closed above $1.00 for a consecutive period of ten days during the preceding 180 days.  The Company appealed the Staff’s determination to a Hearing Panel and presented its plan to regain compliance. On May 10, 2010, the Company received notification from NASDAQ indicating that the Company’s shares had traded above the minimum bid price requirement for ten consecutive days and the Company was compliant with the applicable listing requirement for the NASDAQ Capital Market.

On July 1, 2010, the Company received a letter from The NASDAQ Stock Market indicating that the closing bid price of its common stock had fallen below $1.00 for the 30 consecutive business days from May 19, 2010 to June 20, 2010, and therefore, the Company was not in compliance with NASDAQ Listing Rule 5550(a)(2) as of July 1, 2010. NASDAQ provided an automatic 180 day grace period, through December 28, 2010, to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for a minimum of 10 consecutive business days.

On December 30, 2010, the Company received a letter from the NASDAQ Listings Qualifications Department which indicated that a Staff Determination had been made to the effect that the Company ‘s common stock would be delisted from The NASDAQ Capital Market since the Company had not regained compliance with the Rule during the 180 day period. The bid price of the Company’s common stock did not close above $1.00 for a 10-day period between July 1, 2010 and December 28, 2010. The Company appealed the Staff’s determination to a Hearing Panel and presented its plan to regain compliance which included a reverse stock split.

As of February 25, 2011, the Company implemented a 1 for 2.5 reverse stock split to increase the bid price of our common stock (see note 17 – “Subsequent Events”). Following the reverse stock split, the Company’s shares have closed above the $1.00 minimum bid price requirement; however the hearings panel has elected to exercise its discretion to require trading above $1.00 in excess of ten trading days before determining compliance. NASDAQ also requires listed companies to maintain a minimum shareholder’s equity balance of $2.5 million. As of December 31, 2010, the Company’s shareholder’s equity was $2.8 million, which is in compliance with the NASDAQ requirement. However, the Company has a history of net losses and the hearings panel has requested additional information to aid in assessing the Company’s long-term compliance plans with regard to the minimum bid price, shareholder’s equity and other listing requirements, before determining compliance.

There can be no assurance that these actions will be successful in maintaining the Company’s listing on NASDAQ Capital Market or the trading market for our stock. A delisting of the Company’s common stock from the NASDAQ Capital Market could adversely affect the liquidity of the trading market for our stock and therefore the market price of the Company’s common stock.

Note 15.  Segment Information

The Company reports segment information based on the “management approach”. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Following the Company’s exit from its amusement business, the Company’s operations are entirely focused on gaming products. Based on the criteria specified in ASC Topic 280, Segment Reporting, the Company has one reportable segment. The results of operations for the amusement products have been reported as discontinued operations for all periods presented.

Revenues by geographic area are determined based on the location of the Company’s customers. For fiscal 2010 and 2009, revenues from customers outside the United States accounted for 39.7% and 32.8% of consolidated revenue, respectively. The following is revenues and long-lived assets by geographic area as of and for the years ended December 31:

	2010	2009
Revenue:
United States	$3,557,062	$3,637,366
North America (excluding U.S.)	1,686,128	$1,066,651
Europe	273,890	336,546
Other International	381,827	373,259
	$5,898,907	$5,413,822

	2010	2009
Long-lived assets, end of year:
United States	$1,210,860	$1,573,204
North America (excluding U.S.)	1,328,708	1,474,894
Europe	141,624	-
Other International	57,091	5,406
	$2,738,283	$3,053,504

Note 16.  Discontinued Operations

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

The statements of operations for the discontinued operations for the years ended December 31, 2010 and 2009 consisted of the following:

	Years Ended
	December 31,
	2010	2009

Revenue	$1,087,311	$1,278,526

Cost of revenue	1,945,882	1,194,870

Gross profit	(858,571)	83,656
Operating Expenses:
Selling, general and administrative	147,619	403,180
Research and development	13,948	18,392
Share-based compensation expense	4,586	14,817
Depreciation	183,045	61,583
Total operating expenses	349,198	497,972

Net income (loss) from discontinued operations	$(1,207,769)	$(414,316)

Assets and liabilities of discontinued operations at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009

Assets:
Accounts receivable	$72,657	$8,064
Inventory	302,584	1,145,429
Heads-Up Challenge units, net	4,200	570,425
Property and equipment, net	-	183,044
Total assets	$379,441	$1,906,962

Liabilities:
Accounts payable	$9,232	$19,903
Accrued liabilities	103,571	77,435
Deferred revenue	382	163,860
Total liabilities	$113,185	$261,198

Note 17.  Subsequent Events

On February 24, 2011, the Company filed Articles of Amendment to its Restated Articles of Incorporation (the “Amendment”) to implement a one-for-two-point-five reverse split of our common stock (the “Reverse Split”), as previously authorized and approved at its annual meeting of shareholders on June 22, 2010. The Reverse Split was effective on February 24, 2011 and its common stock began trading on the NASDAQ Capital Market on a post-split basis on February 25, 2011.

As a result of the Reverse Split, every two-point-five (2.5) shares of common stock was combined into one (1) share of common stock. The Reverse Split affected all of our common stock outstanding immediately prior to the effective time of the Reverse Split as well as the number of shares of common stock available for issuance under our stock incentive plans. In addition, the Reverse Split effected a reduction in the number of shares of common stock issuable upon the exercise of outstanding stock options or warrants. Shareholders did not receive fractional post-reverse stock split shares in connection with the Reverse Stock Split. Instead, all fractional shares were rounded up to the next whole share. All consolidated financial statements and notes to the consolidated financial statements have been restated in accordance with SEC Staff Accounting Bulletin Topic 4C to reflect the reverse stock split. The restatement increased our net loss per common share by $.41 and $.72 for the years ended December 31, 2010 and 2009, respectively. The effect prior to and subsequent to the restatement is as follows:

	Prior to Restatement		After Restatement
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net loss from continuting operations per common share - basic and diluted	$(0.19)	$(0.44)	$(0.48)	$(1.10)

Net loss from discontinued operations per common share - basic and diluted	(0.08)	(0.03)	(0.21)	(0.09)

Net loss per common share - basic and diluted	$(0.27)	$(0.47)	$(0.69)	$(1.19)

Weighted average common shares outstanding - basic and diluted	14,721,046	11,966,928	5,888,418	4,786,771

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions (Chargeoffs)	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2010	$157,170	$40,795	$-	$125,966	$71,999
Year ended December 31, 2009	58,788	79,652	18,730	-	157,170

INVENTORY RESERVE
Year ended December 31, 2010	$334,935	$-	$-	$129,352	$205,583
Year ended December 31, 2009	199,622	135,313	-	-	334,935

EXHIBIT INDEX

Exhibit No.	Description

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

10.45
Board Member Agreement, dated July 15, 2009, between PokerTek, Inc. and Lyle Berman (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

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

10.51
Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and James T. Crawford, III (incorporated by reference to Exhibit 10.9 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

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

10.55
Employment Agreement dated July 16, 2009, between PokerTek, Inc. and James T. Crawford, III (incorporated by reference to Exhibit 10.13 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

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

10.59
Subscription Agreements, dated August 28, 2009, relating to the sale of a total of 686,000 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2009 filed on November 13, 2009).

10.60
Stock Purchase Agreement between the Registrant and ICP Electronics, Inc., dated August 13, 2009 (incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarterly period ended September 30, 2009 filed on November 13, 2009).

10.61	PokerTek, Inc. 2009 Stock Incentive Plan (incorporated by reference to Appendix A to our Definitive Schedule 14A filed on August 7, 2009).*

10.62
Purchase Agreement dated as of June 24, 2010, by and among PokerTek, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 25, 2010).

10.63	Amendment to Inventory Purchase Commitment, dated August 5, 2010, between us and ICP Electronics, Inc. (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on August 10, 2010).

10.64	Third Amendment to Loan and Security Agreement, dated August 27, 2010, between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 from our Form 10-Q filed on November 15, 2010).

10.65
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