Form 10-Q
period 2011-03-31
POKERTEK, INC.
filed 2011-05-11
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 6, 2011, there were 6,344,909 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	1,682,626	1,568,020
Cost of revenue	476,671	627,651
Gross profit	1,205,955	940,369
Operating expenses:
Selling, general and administrative	1,185,800	1,125,187
Research and development	264,760	285,180
Share-based compensation expense	157,951	221,579
Depreciation	20,281	39,332
Total operating expenses	1,628,792	1,671,278
Operating loss	(422,837)	(730,909)
Interest expense, net	26,650	32,555
Net loss from continuing operations before income taxes	(449,487)	(763,464)
Income tax provision	4,538	28,741
Net loss from continuing operations	(454,025)	(792,205)
Loss from discontinued operations	(9,974)	(64,388)
Net loss	(463,999)	(856,593)

Net loss from continuing operations per common share - basic and diluted	(0.07)	(0.14)
Net income (loss) from discontinud operations per common share - basic and diluted	-	(0.01)
Net loss per common share - basic and diluted	(0.07)	(0.15)
Weighted average common shares outstanding - basic and diluted	6,210,883	5,628,059

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$814,125	$666,179
Accounts receivable, net	1,209,414	1,057,511
Inventory	1,041,134	997,064
Prepaid expenses and other assets	194,964	213,495
Net assets of discontinued operations	334,420	379,441
Total current assets	3,594,057	3,313,690

Long-term assets:
Gaming systems, net	2,049,834	2,255,030
Property and equipment, net	62,508	80,755
Other assets	337,034	402,498
Total long-term assets	2,449,376	2,738,283
Total assets	$6,043,433	$6,051,973

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$389,579	$327,662
Accrued liabilities	707,797	648,604
Deferred revenue	1,030,590	817,789
Long-term liability - related party, current portion	44,905	21,402
Long-term debt, current portion	817,343	30,793
Current liabilities of discontinued operations	95,516	113,185
Total current liabilities	3,085,730	1,959,435

Long-term liabilities:
Deferred revenue	32,833	118,436
Long-term liability - related party	323,693	368,598
Long-term debt	-	800,000
Total long-term liabilities	356,526	1,287,034
Total liabilities	3,442,256	3,246,469
Commitments and contingencies
Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and
outstanding

Common stock, no par value per share; authorized 40,000,000	-	-
shares, issued and outstanding 6,284,117 and 6,187,853 shares at
March 31, 2011 and December 31, 2010, respectively

Additional paid-in capital	47,087,294	46,827,622
Accumulated deficit	(44,486,117)	(44,022,118)

Total shareholders' equity	2,601,177	2,805,504

Total liabilities and shareholders' equity	$6,043,433	$6,051,973

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Total
	Shares	Value	Additional Paid-in Capital	Accumulated Deficit	Shareholders' Equity
Balance, December 31, 2010	6,187,853	$-	$46,827,622	$(44,022,118)	$2,805,504
Issuances of common stock, net	96,264		113,722		113,722
Share-based compensation			145,950		145,950
Net loss				(463,999)	(463,999)
Balance, March 31, 2011	6,284,117	$-	$47,087,294	$(44,486,117)	$2,601,177

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(463,999)	$(856,593)
Net loss from discontinued operations	9,974	64,388
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	373,795	593,497
Share-based compensation expense	157,950	221,579
Provision for doubtful accounts and other receivables	15,580	14,682
Changes in assets and liabilities:
Accounts and other receivables	(149,812)	237,684
Prepaid expenses and other assets	72,720	56,948
Inventory	(44,070)	80,866
Gaming systems	(150,352)	(463,363)
Accounts payable and accrued expenses	87,708	(128,765)
Deferred revenue	127,581	(32,804)
Net cash provided by (used in) operating activities from continuing operations	37,075	(211,881)
Net cash provided by operating activities from discontinued operations	(676)	129,427
Net cash provided by (used in) operating activities	36,399	(82,454)

Cash flows from investing activities:
Purchases of property and equipment	-	(4,265)
Net cash used in investing activities	-	(4,265)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	124,997	-
Repayments of capital lease	(13,450)	(6,332)
Net cash provided by (used in) financing activities	111,547	(6,332)
Net increase (decrease) in cash and cash equivalents	147,946	(93,051)
Cash and cash equivalents, beginning of year	666,179	636,374
Cash and cash equivalents, end of period	$814,125	$543,323

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$14,425	$18,607
Income taxes	4,031	26,821

Non-cash transactions:
Amortization of commitment fee issued in common stock	$11,275	$-
Gaming inventory purchase - related party	-	396,500

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

The Company completed a 2.5 to 1 reverse stock split on February 25, 2011. As a result of the reverse stock split, every two-point-five (2.5) shares of common stock were combined into one (1) share of common stock. All consolidated financial statements and notes to the consolidated financial statements have been retroactively restated in accordance with SEC Staff Accounting Bulletin Topic 4C to reflect the reverse stock split.

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain reclassifications have been made to prior periods’ financial information to conform to the current period presentation. There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies as described in the Annual Report except for the adoption of two new accounting standards (see Note 17, Revenue Recognition).

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year.

Note 2.     Operations and Liquidity Management

Historically, the Company has incurred net losses and used cash from financing activities to fund our operations. Over the past two years, the Company refocused its business strategies, significantly improving our margins and reducing our expenses, while also expanding our growth opportunities and significantly improving our operating results and cash flow performance. During that period, the Company also renewed our credit facility, closed several equity transactions and entered into a stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) to improve our liquidity and provide capital to grow our business.

As of March 31, 2011, the Company’s cash balance was $814,125 and availability from our credit line was $328,002. Cash provided by operations for the three months ended March 31, 2011 was $36,399, an improvement of $118,853 from the first three months of 2010 when we used cash of 82,454. The level of additional capital needed to fund operations and the Company’s ability to conduct business for the next year is influenced primarily by the following factors:

●
The pace of growth in the gaming business and the related investments in inventory and spending on development and regulatory efforts. The Company intends to expand our recurring revenue gaming business which generates stronger long-term margins and profitability, but requires increased working capital investments when compared with a one-time product sale business. The Company launched a new product, Blackjack Pro, which will require additional investments in inventory in 2011 as we seek to expand that line of business.

●	The Company’s ability to control our operating expenses as the business grows internationally and become more geographically diverse.
●	The Company’s ability to negotiate favorable payment terms with our customers and vendors.

●	The Company’s ability to access the capital markets and maintain availability under our credit lines.
●	The Company’s ability to extend the due date of the Founder’s Loan, which is scheduled to mature in March 2012.
●	The impact of the economy or other factors on customers and suppliers, including the impact on demand for our products and customers’ ability to pay the Company a timely basis.

Our operating plan for 2011 calls for balancing revenue growth with operating expense and working capital management, and carefully monitoring the impact of growth on the Company’s cash needs and cash balances. The Company has demonstrated a trend of improving operating results over the past two years and the Company expects those improving trends to continue through 2011. However, as the Company seeks to grow our recurring revenue business and launch new products, the Company may seek to raise additional capital or expand our credit facilities. If the Company is unable to raise additional capital or expand our credit facilities, our ability to conduct business and achieve our growth objectives would be impacted.

Note 3.     Discontinued Operations

In August 2010, the Company decided to exit its Amusement business due to declining demand and reduced pricing power for its Heads-Up Challenge product.

The results of operations and related non-recurring costs associated with the amusement business have been presented as discontinued operations for all periods. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets.  The statements of operations for the discontinued operations for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended
	March 31,
	2011	2010

Revenue	$37,308	$304,830

Cost of revenue	14,165	302,852

Gross profit	23,143	1,978
Operating Expenses:
Selling, general and administrative	33,117	43,713
Research and development	-	3,864
Share-based compensation expense	-	2,520
Depreciation	-	16,269
Total operating expenses	33,117	66,366

Net loss from discontinued operations	$(9,974)	$(64,388)

Assets and liabilities of discontinued operations at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Assets:
Accounts receivable	$35,926	$72,657
Inventory	298,494	306,784
Total assets	$334,420	$379,441

Liabilities:
Accounts payable	$9,986	$9,232
Accrued liabilities	85,530	103,571
Deferred revenue	-	382
Total liabilities	$95,516	$113,185

Note 4.     Accounts Receivable

Accounts receivable at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010

Accounts receivable	$1,251,994	$1,129,510
Allowance for doubtful accounts	(42,580)	(71,999)
Accounts receivable, net	$1,209,414	$1,057,511

Note 5.     Inventory

Inventory at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010

Raw materials and components	$807,620	$767,217
Gaming systems in process	210,409	149,681
Finished goods	285,493	285,749
Reserve	(262,388)	(205,583)
Inventory, net	$1,041,134	$997,064

Note 6.     Prepaid Expenses and Other Assets

Prepaid expenses and other assets at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010

Prepaid expenses	$46,024	$59,450
Stock issuance commitment fee, net	85,264	89,323
Other	63,676	64,722
Prepaid expenses and other assets	$194,964	$213,495

Deferred licensing fees, net	$247,715	$262,683
Long-term accounts receivable	35,556	82,333
Other	53,763	57,482
Other assets	$337,034	$402,498

Note 7.     Gaming Systems

Gaming systems at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Gaming systems	7,789,369	7,829,265
Less: accumulated depreciation	(5,739,535)	(5,574,235)
Gaming systems, net	$2,049,834	$2,255,030

Note 8.     Property and Equipment

Property and equipment at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010

Equipment	$433,152	$431,119
Leasehold improvements	199,948	199,948
Capitalized software	157,067	157,067
	790,167	788,134
Less: accumulated depreciation	(727,659)	(707,379)
Property and equipment, net	$62,508	$80,755

Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of a new internal-use enterprise resource management system. Accumulated depreciation on capitalized software at March 31, 2011 was $126,486. The software portion of this systems investment was financed through a capital lease obligation (see Note 10, “Debt”).

Note 9.     Accrued Liabilities

Accrued liabilities at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010

Accrued professional fees	$33,975	$55,228
Other liabilities and customer deposits	673,822	593,376
Accrued liabilities	$707,797	$648,604

Note 10.   Debt

The Company’s outstanding debt balances as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010

SVB Credit Facility	$-	$-
Founders' Loan	800,000	800,000
Capital lease obligation	17,343	30,793
Total debt	817,343	830,793
Current portion of debt	817,343	30,793
Long-term portion of debt	$-	$800,000

SVB Credit Facility: The Company maintains a credit facility with Silicon Valley Bank to support the Company’s working capital needs (the “SVB Credit Facility”). Maximum advances are determined based on the composition of the Company’s eligible accounts receivable and inventory balances with a facility limit of $937,500. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0% and has a maturity date of October 20, 2011.

Based on the Company’s accounts receivable and inventory levels on March 31, 2011, as of such date availability was approximately $328,002 with no borrowings outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of March 31, 2011, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan.

Founders’ Loan: The Company has loan agreements outstanding with Arthur L. Lomax and Gehrig H. White, both members of the Company’s board of directors (“Founders’ Loan”). Monthly interest payments may be made, at the election of the holder, in common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate. The loan contains no restrictive covenants and, following the conversion described above, is collateralized by security interests in 62 PokerPro systems. Such interests have been subordinated to the SVB Credit Facility.

As of March 31, 2011, the carrying value of the Founders’ Loan was $0.8 million and its fair value was approximately $0.9 million. The maturity date of the loan is March 21, 2012.

The company is in discussions with the lenders and intends to extend the maturity date of the loan.

Capital Lease Obligation: During 2008, the Company entered into capital lease obligations totaling $73,273 to finance the purchase of a new internal-use ERP system. These capital lease obligations have a term of 36 months, resulting in monthly payments of $2,396. The lease term ended in March 2011. The Company intends to purchase the software for $101.

During September 2010, the Company entered into a capital lease obligation totaling $29,000 to finance the purchase of equipment. This capital lease obligation has a term of 12 months, resulting in monthly payments of $3,452. At the end of the lease term in July 2011, the Company has the option to purchase the software for $1. Future payments on this capital lease in the current year will be $14,075.

Note 11.   Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 15% of their annual compensation, subject to annual limitations established by the IRS. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended March 31, 2011 and 2010, the Company’s expenses related to the plan were $17,851 and $9,728, respectively.

Note 12.   Shareholders’ Equity

Lincoln Park Transaction

The Company has an agreement with Lincoln Park Capital, (“LPC”) pursuant to which the Company has the right over a 30-month period to sell shares of common stock to LPC every two business days in the amount of $50,000 (or greater amount under certain circumstances). During the period ended March 31, 2011, we have issued 96,264 shares of common stock to LPC for a total of $124,997.

Stock Incentive Plan

Option activity under the Company’s stock incentive plans for the three months ended March 31, 2011 was as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Outstanding at December 31, 2010	882,494	$5.35
Granted	140,000	1.35
Exercised	-
Forfeited	(11,980)	3.81
Expired	-	-
Outstanding at March 31, 2011	1,010,514	$4.81	8.2	$(3,477,286)

Exercisable at March 31, 2011	424,434	$8.10	7.2	$(2,854,592)

Note 13.   Income Taxes

For the three months ended March 31, 2011 and March 31, 2010, the Company recognized a tax provision of $4,538 and $28,741, respectively. These provisions are based principally on the Company’s estimated foreign income tax withholding liability, which is attributable to revenues generated outside of the United States.

The effective rates for the periods ending March 31, 2011 and 2010 differ from the U.S. federal statutory rate principally due to the tax benefit arising from the Company’s net operating losses are being fully offset by the valuation allowance established against the Company’s deferred tax assets and the Company incurs withholding taxes.

Note 14.   Related Party Transactions

Transactions with Aristocrat

License fees from and equipment sales to Aristocrat of $33,273 and $5,196, respectively, were recorded in the three months ended March 31, 2011, while $67,724 and $0, respectively, were recorded during the three months ended March 31, 2010. As of March 31, 2011 and December 31, 2010, $17,351 and $40,308, respectively, were due from Aristocrat and included in accounts receivable in the accompanying Consolidated Balance Sheets.

As of March 31, 2011 and December 31, 2010, $44,905 and $21,402, respectively were payable to Aristocrat related to the Company’s purchase of inventory, which is reflected in the accompanying Consolidated Balance Sheet as a related party liability.

As of March 31, 2011 and December 31, 2010, Aristocrat owned 11.5% and 11.7%, respectively, of the Company’s common stock.

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. The lease expires in August 2011. Rent expense recorded for the leased space for the three months ended March 31, 2011 and 2010, was $36,600 and $42,600, respectively.

Founders’ Loan

During the three months ended March 31, 2011 and March 31, 2010, the Company made $17,556 and $17,753, respectively, in aggregate interest payments in cash. Refer to Note 9, “Debt” for a description of the terms of this loan.

Note 15.   Segment Information

Following the Company’s exit from the Amusement business (see Note 3, “Discontinued Operations”), the Company has one reportable segment which is entirely focused on the gaming business. The results of operations for the Amusement business have been reported as discontinued operations for all periods presented.

Note 16.   Commitments and Contingencies

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

As of February 25, 2011, the Company implemented a 1 for 2.5 reverse stock split to increase the bid price of our common stock. Following the reverse stock split, the Company’s shares have closed above the $1.00 minimum bid price requirement; however the hearings panel elected to exercise its discretion to require trading above $1.00 in excess of ten trading days before determining compliance. NASDAQ also requires listed companies to maintain a minimum shareholder’s equity balance of $2.5 million. As of March 31, 2011, the Company’s shareholder’s equity was $2.6 million, which is in compliance with the NASDAQ requirement. However, the Company has a history of net losses and the hearings panel has requested additional information to aid in assessing the Company’s long-term compliance plans with regard to the minimum bid price, shareholder’s equity and other listing requirements, before determining compliance.

On March 29, 2011, the Company received a letter from the NASDAQ Stock Market indicating that the Company was in compliance with all applicable listing standards.

Note 17.   Revenue Recognition

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

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements”. This amendment modified existing accounting guidance on recognition of revenue from the sale of software to exclude (1) non-software components of tangible products; and (2) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The Company routinely enters into contract arrangements with customers that contain multiple deliverables including hardware, software and services. The Company recognizes revenue when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered. The Company makes judgments which include the allocation of proceeds from multiple deliverable arrangements and the appropriate timing of revenue recognition. The timing of revenue recognition varies based on the terms in the Company’s contracts with its customers.

Our products are unique in the gaming market and customer arrangements typically contain multiple elements as well as non-standard terms and conditions. As such, vendor-specific objective evidence or third-party evidence is not generally available for our products and services. The Company allocates revenue to deliverables based on estimated selling prices as determined by management. The estimated selling prices are determined using several factors including selling price target ranges, the Company’s cost to perform services and terms typically included in customer arrangements.

The Company adopted this revenue recognition guidance during the first quarter of 2011. For transactions entered into prior to the first quarter of fiscal 2011, revenues will continue to be recognized based on prior revenue recognition guidance. Although this new accounting guidance is not currently expected to have a significant effect on the timing or amount of revenues in periods after the initial adoption, the impact is dependent upon the prevalence of future multi-element arrangements and the evolution of new sales strategies.

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

Overview

We are engaged in the development, manufacture and marketing of electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide. The PokerPro system, which consists of electronic table and related peripheral equipment providing a fully-automated poker-room environment, generates substantially all of our revenue in the current and previous periods. We target those markets with limited saturation of manual table games which possess favorable conditions for electronic table games including cruise ships, racinos, international markets and certain other geographic areas where manual poker is not prevalent or not allowed. Over the past several quarters we also increased our focus on penetrating international gaming markets, including Canada, Mexico and Europe.

During the first quarter of 2011, we launched our new BlackJack Pro game on the ProCore hardware platform. This new product line represents a significant component of our growth strategy as the Company intends to expand its electronic table games offering and to diversify its revenue opportunities.

We previously operated an amusement business, which sold the Heads-Up Challenge product to bars and restaurants. During 2010, we decided to exit the amusement business to focus our resources on the higher-margin gaming business. The results of operations of the amusement business are reflected as a discontinued operation in the accompanying consolidated financial statements.

Our gaming products are distributed using our internal sales force and select distributors, generally on a recurring revenue participation model, recurring revenue fixed license fee model or as a sale of hardware combined with recurring license and support fees.
As of March 31, 2011, there were 265 gaming tables representing approximately 2,610 gaming positions installed worldwide.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.

	Three Months Ended March 31,
	2011	2010	Change
Revenue	$1,682,626	$1,568,020	7.3%
Gross profit	1,205,955	940,369	28.2%
Percentage of revenue	71.7%	60.0%

Selling, general and administrative
expense	1,185,800	1,125,187	5.4%
Reseach and development	264,760	285,180	-7.2%
Depreciation	20,281	39,332	-48.4%

Interest expense, net	26,650	32,555	-18.1%
Income tax provision	4,538	28,741	-84.2%

Net loss from continuing operations	(454,025)	(792,205)	-42.7%
Net loss from discontinued operations	(9,974)	(64,388)	-84.5%
Net loss	(463,999)	(856,593)	-45.8%

Revenues. Revenues increased by $0.1 million (7.3%) to $1.7 million for the three months ended March 31, 2011 as compared to $1.6 million for the three months ended March 31, 2010. Revenues increased primarily due to a higher number of revenue producing PokerPro tables in our target markets, particularly in Mexico and Europe. These improvements were partially offset by reductions in revenue generated in Canada for the comparable quarter of 2010.

Gross Profit. Gross profit increased by $0.3 million (28.2%) to $1.2 million for the three months ended March 31, 2011 as compared to $0.9 million for the three months ended March 31, 2010. Gross profit as a percent of revenue was 71.7% and 60.0% for the three months ended March 31, 2011 and 2010, respectively. The increase in gross profit was primarily attributable to increased revenues, improved asset utilization and reduced product costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased by $0.1 million (5.4%) to $1.2 million for the three months ended March 31, 2011 as compared to $1.1 million for the three months ended March 31, 2010. SG&A increased modestly from the prior year as tight spending controls were partially offset by increased professional fees and costs related to gaming regulatory and NASDAQ compliance.

Research and Development Expenses. Research and development expenses decreased by $20,420 (7.2%) to $264,760 for the three months ended March 31, 2011 as compared to $285,180 for the three months ended March 31, 2010. We continue to invest in software and hardware development to improve PokerPro and to develop our new ProCore platform and expect to continue to allocate resources to product development.

Depreciation. Depreciation decreased by $19,051 (48.4%) for the three months ended March 31, 2011 to $20,281 from $39,332 for the comparable period in 2010. The decrease in depreciation was primarily attributable to certain assets becoming fully depreciated.

Interest Expense, net. Interest expense decreased $5,905 (18.1%) for the three months ended March 31, 2011 to $26,650 from $32,555 for the three months ended March 31, 2010. The decrease was primarily attributable to lower loan origination and unused line fees associated with the credit line from Silicon Valley Bank due to amending the agreement in December 2010.

Income Taxes. Income tax provision was $4,538 for the three months ended March 31, 2011 and $28,741 in the comparable period of 2010. The decrease in income tax provision was attributable to lower withholdings in foreign jurisdictions.

Net Loss from continuing operations. Net loss from continuing operations for the three months ended March 31, 2011 was $0.5 million, an improvement of $0.3 million (42.7%) from $0.8 million for the three months ended March 31, 2010. Net loss from continuing operations was $0.07 per share for the three months ended March 31, 2011, an improvement of $0.07 (50.0%) per share compared to $0.14 for the comparable period of 2010. The decrease in net loss was attributable to improved revenue and gross margins.

Net Loss from discontinued operations. Net income from discontinued operations for the three months ended March 31, 2011 was $9,974, an improvement of $54,414 (84.5%) from a net loss of $64,388 for the three months ended March 31, 2010. Net loss from discontinued operations per share as of March 31, 2011 was $0.0 compared to $0.01 net loss per share for the three months ended March 31, 2010.

Net Loss. Net loss for the three months ended March 31, 2011 was $0.5 million, an improvement of $0.4 million (45.8%) from $0.9 million for the three months ended March 31, 2010. Net loss per share was $0.07 per share for the three months ended March 31, 2011, an improvement of $0.08 (53.3%) per share compared to $0.15 per share for the comparable period of 2010. The decrease in net loss was attributable to our improved results from continuing gaming business.

Liquidity and Capital Resources

We have incurred net operating losses since inception and operating expenses may continue to exceed gross margins. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock and credit arrangements.

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2011	2010	Change
Continuing Operations:
Net cash provided by (used in) operating activities	$37,075	$(211,881)	$248,956
Net cash used in investing activities	-	(4,265)	4,265
Net cash provided by (used in) financing activities	111,547	(6,332)	117,879
Net cash provided by (used in) continuing operations	148,622	(222,478)	371,100
Net cash provided by (used in) operating activities of discontinued operations	(676)	129,427	$(130,103)
Net increase (decrease) in cash and cash equivalents	147,946	(93,051)
Cash and cash equivalents, beginning of year	666,179	636,374
Cash and cash equivalents, end of period	$814,125	$543,323

For the three months ended March 31, 2011, net cash provided by operating activities of continuing operations improved $0.2 million (117.5%) to $37,075compared to a use of cash of $0.2 million for the three months ended March 31, 2010. The improvement in cash from operating activities was primarily due to the reduction in net loss, an increase in deferred revenue and management of working capital spending.

Net cash provided by (used in) operating activities of discontinued operations decreased $130,103 to $(676) for the three months ended March 31, 2011 compared to $129,427 for the three months ended March 31, 2010. The decline was attributable to lower industry demand for amusement products resulting in lower unit sales volume and a reduction in average unit sales prices.

No cash was used or provided by investing activities for the three months ended March 31, 2011 compared to using $4,265 for the comparable period in 2010. As part of our ongoing cost reduction measures, we have curtailed purchasing property, plant and equipment and capital expenditures. During 2010, net cash used in investing activities was attributable to minor capital expenditures.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2011 compared to net cash used in financing activities of $6,332for the three months ended March 31, 2010. Cash provided by financing activities is primarily due to the issuance of common stock, partially offset by payments on our capital lease obligation. During 2010, cash used by financing activities was due to payments on our capital lease obligation.

We have $0.8 million of debt outstanding under our Founder’s Loan with a maturity date of March 21, 2012 providing that monthly interest payments, at the election of the holder, may be made in our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate. We are in discussions with the lenders and intend to extend the maturity date of the loan.

We have a credit facility with Silicon Valley Bank to provide working capital financing. The credit facility has a maturity date of October 20, 2011 and a Facility Limit of $0.9 million with maximum advances determined based on the composition of our eligible accounts receivable. The credit facility bears interest at an annual rate equal to the greater of prime plus 6.5% or prime plus 2.0%. There were no amounts drawn on the SVB Credit Facility as of March 31, 2011.

Historically, we have incurred net losses and used cash from financing activities to fund our operations. Over the past two years, we refocused our business strategies, significantly improving our margins and reducing our expenses, while also expanding our growth opportunities and significantly improving our operating results and cash flow performance. During that period, we also renewed our credit facility, closed several equity transactions and entered into a stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) to improve our liquidity and provide capital to grow our business.

As of March 31, 2011, our cash balance was $814,125 and availability from our credit line was $328,002. Cash provided by operations for the three months ended March 31, 2011 was $36,399, an improvement of $118,853 from the first three months of 2010 when we used cash of 82,454. The level of additional capital needed to fund operations and our ability to conduct business for the next year is influenced primarily by the following factors:

●
The pace of growth in the gaming business and the related investments in inventory and spending on development and regulatory efforts. We intend to expand our recurring revenue gaming business which generates stronger long-term margins and profitability, but requires increased working capital investments when compared with a one-time product sale business. We are also launching a new product, Blackjack Pro, which will require additional investments in inventory in 2011 as we seek to expand that line of business.

●	Our ability to control our operating expenses as the business grows internationally and become more geographically diverse.
●	Our ability to negotiate favorable payment terms with our customers and vendors.
●	Our ability to access the capital markets and maintain availability under our credit lines.
●	Our ability to extend the due date of the Founder’s Loan, which is scheduled to mature in March 2012.
●	The impact of the economy or other factors on customers and suppliers, including the impact on demand for our products and customers’ ability to pay us on a timely basis.

Our operating plan for 2011 calls for balancing revenue growth with operating expense and working capital management, and carefully monitoring the impact of growth on our cash needs and cash balances. We have demonstrated a trend of improving operating results over the past two years and we expect those improving trends to continue through 2011. However, as we seek to grow our recurring revenue business and launch new products, we may seek to raise additional capital or expand our credit facilities. If we are unable to raise additional capital or expand our credit facilities, our ability to conduct business and achieve our growth objectives would be impacted.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2011:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$872,000	$872,000	$-	$-	$-
Operating lease obligations(2)	76,579	74,227	2,352	-	-
Capital lease obligations(3)	17,944	17,944	-	-	-
Purchase obligations(4)	414,861	414,861	-	-	-
Unrecognized tax benefit obligations (5)	418,907	418,907	-	-	-
Other long-term liabilities (6)	368,598	44,905	323,693	-	-
Total	$2,168,889	$1,842,844	$326,045	$-	$-

(1)	Represents the outstanding principal amount and interest on our Founders’ Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents outstanding principal and interest payable under capital lease obligations related to our purchase of internal-use ERP system.
(4)	Represents open purchase orders with our vendors.
(5)	Represents uncertain tax positions taken by us which if disallowed, would reduce our net operating loss carryforward.
(6)	Represents purchase of gaming inventory from Aristocrat.

Contractual obligations increased to $2.2 million as of March 31, 2011 from $2.1 million as of December 31, 2010 primarily due to an increase in inventory purchase commitments which was partially offset by lower lease obligations and long-term liabilities.

Customer Dependence

As of March 31, 2011, five of our customers made up approximately 51.6% of our total revenues. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2010. During the three months ended March 31, 2011, there were no material changes to the accounting policies and assumptions previously disclosed except for the adoption of two new accounting standards. See Note 17, Revenue Recognition in the notes to the unaudited consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have not been significant changes in our exposure to market risk since December 31, 2010.

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

As of March 31, 2011, an evaluation of the effectiveness of our disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2011 to enable us to record, process, summarize, and report in a timely manner the information that we are required to disclose in our Exchange Act reports and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION
Item 5.     Other Information.

On February 25, 2011, the Company implemented a 1 for 2.5 reverse stock split to increase the bid price of our common stock as our stock price had fallen below $1.00 per share for a minimum of 10 consecutive business days. Following the reverse stock split, the Company’s shares have closed above the $1.00 minimum bid price requirement. On March 29, 2011, the Company received a letter from the NASDAQ Stock Market indicating that the Company was in compliance with all applicable listing standards.

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

Date: May 11, 2011
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