Form 10-Q
period 2011-06-30
POKERTEK, INC.
filed 2011-08-11
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 11, 2011, there were 6,940,852 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$1,578,003	$1,281,940	$3,260,629	$2,849,960
Cost of revenue	457,688	513,300	934,359	1,140,951
Gross profit	1,120,315	768,640	2,326,270	1,709,009
Operating expenses:
Selling, general and administrative	1,109,073	1,184,351	2,295,241	2,309,538
Research and development	241,056	247,256	505,816	532,436
Share-based compensation expense	108,687	148,464	266,638	370,043
Depreciation	20,478	34,373	40,759	73,705
Total operating expenses	1,479,294	1,614,444	3,108,454	3,285,722

Operating loss	(358,979)	(845,804)	(782,184)	(1,576,713)

Interest expense, net	26,727	37,018	53,009	69,573

Net loss from continuing operations before income taxes	(385,706)	(882,822)	(835,193)	(1,646,286)

Income tax provision	15,003	9,866	19,541	38,607

Net loss from continuing operations	(400,709)	(892,688)	(854,734)	(1,684,893)
Loss from discontinued operations	(429)	(1,147,199)	(10,403)	(1,211,587)
Net loss	$(401,138)	$(2,039,887)	$(865,137)	$(2,896,480)

Net loss from continuing operations per common share - basic and diluted	$(0.06)	$(0.15)	$(0.13)	$(0.29)
Net loss from discontinued operations per common share - basic and diluted	-	(0.20)	-	(0.21)
Net loss per common share - basic and diluted	$(0.06)	$(0.35)	$(0.13)	$(0.50)
Weighted average common shares outstanding - basic and diluted	6,609,726	5,851,058	6,411,406	5,740,174

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,168,598	$666,179
Accounts receivable, net	1,067,907	1,057,511
Inventory	977,548	997,064
Prepaid expenses and other assets	239,672	213,495
Net assets of discontinued operations	331,547	379,441
Total current assets	3,785,272	3,313,690

Long-term assets:
Gaming systems, net	2,028,692	2,255,030
Property and equipment, net	51,838	80,755
Other assets	275,770	402,498
Total long-term assets	2,356,300	2,738,283

Total assets	$6,141,572	$6,051,973

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$498,599	$327,662
Accrued liabilities	468,207	648,604
Deferred revenue	929,531	817,789
Long-term liability - related party, current portion	40,163	21,402
Long-term debt, current portion	3,538	30,793
Current liabilities of discontinued operations	84,463	113,185
Total current liabilities	2,024,501	1,959,435

Long-term liabilities:
Deferred revenue	5,750	118,436
Long-term liability - related party	303,435	368,598
Long-term debt	700,000	800,000
Total long-term liabilities	1,009,185	1,287,034

Total liabilities	3,033,686	3,246,469

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and outstanding

Common stock, no par value per share; authorized 40,000,000	-	-
shares, issued and outstanding 6,923,950 and 6,187,853 shares at
June 30, 2011 and December 31, 2010, respectively

Additional paid-in capital	47,995,141	46,827,622
Accumulated deficit	(44,887,255)	(44,022,118)

Total shareholders' equity	3,107,886	2,805,504

Total liabilities and shareholders' equity	$6,141,572	$6,051,973

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Total
			Additional Paid-	Accumulated	Shareholders'
	Shares	Value	in Capital	Deficit	Equity
Balance, December 31, 2010	6,187,853	$-	$46,827,622	$(44,022,118)	$2,805,504
Issuances of common stock, net	96,264		113,722		113,722
Share-based compensation			145,950		145,950
Net loss				(463,999)	(463,999)
Balance, March 31, 2011	6,284,117	$-	$47,087,294	$(44,486,117)	$2,601,177
Issuances of common stock, net	639,833		787,159		787,159
Share-based compensation			120,688		120,688
Net loss				(401,138)	(401,138)
Balance, June 30, 2011	6,923,950	$-	$47,995,141	$(44,887,255)	$3,107,886

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(865,137)	$(2,896,480)
Net loss from discontinued operations	10,403	1,211,587
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	752,960	1,066,915
Share-based compensation expense	266,638	370,043
Provision for doubtful accounts and other receivables	124,547	30,958
Changes in assets and liabilities:
Accounts and other receivables	(108,927)	424,040
Prepaid expenses and other assets	78,001	72,987
Inventory	7,674	336,998
Gaming systems	(485,863)	(709,281)
Accounts payable and accrued expenses	(55,862)	(216,792)
Deferred revenue	(562)	(24,422)
Net cash provided by (used in) operating activities from continuing operations	(276,128)	(333,447)
Net cash provided by (used in) operating activities from discontinued operations	(17,629)	87,164
Net cash provided by (used in) operating activities	(293,757)	(246,283)

Cash flows from investing activities:
Purchases of property and equipment	-	(5,688)
Net cash used in investing activities	-	(5,688)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	823,431	332,691
Repayments of capital lease	(27,255)	(12,814)
Net cash provided by (used in) financing activities	796,176	319,877
Net increase (decrease) in cash and cash equivalents	502,419	67,906
Cash and cash equivalents, beginning of year	666,179	636,374
Cash and cash equivalents, end of period	$1,168,598	$704,280

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$38,118	$37,396
Income taxes	18,051	49,510

Non-cash transactions:
Amortization of commitment fee issued in common stock	$22,550	$-
Gaming inventory purchase - related party	-	396,500
Issuance of common stock for commitment fee	-	112,750
Issuance of common stock for debt cancellation	100,000	-
Transfers from inventory to property and equipment	11,842	-

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

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

The Company completed a 2.5 to 1 reverse stock split on February 24, 2011. As a result of the reverse stock split, every two-point-five (2.5) shares of common stock were combined into one (1) share of common stock. All consolidated financial statements and notes to the consolidated financial statements have been retroactively restated in accordance with SEC Staff Accounting Bulletin Topic 4C to reflect the reverse stock split.

Note 2.   Operations and Liquidity Management

Historically, the Company has incurred net losses and used cash from financing activities to fund its operations. Over the past two years, the Company refocused its business strategies, significantly improving margins and reducing expenses, while also expanding growth opportunities and significantly improving operating results and cash flow performance. During that period, the Company also renewed its credit facility, closed several equity transactions and entered into a stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) to improve liquidity and provide capital to grow its business.

As of June 30, 2011, the Company’s cash balance was $1,168,598 and availability from its credit line was $417,216. This represents an increase in cash of $502,419 in the six months ended June 30, 2011 as the Company’s use of cash in operating activities of $293,757 was offset by proceeds received from the issuances of common stock. The level of additional capital needed to fund operations and the Company’s ability to conduct business for the next year is influenced primarily by the following factors:

●
The pace of growth in the gaming business and the related investments in inventory and spending on development and regulatory efforts. The Company intends to expand its recurring revenue gaming business which generates stronger long-term margins and profitability, but requires increased working capital investments when compared with a one-time product sale business. The Company launched a new product, Blackjack Pro, which will require additional investments in inventory as it seeks to expand that line of business.

●	The Company’s ability to control its operating expenses as the business grows internationally and become more geographically diverse.
●	The Company’s ability to negotiate favorable payment terms with its customers and vendors.
●	The Company’s ability to access the capital markets and maintain availability under its credit lines.
●	The impact of the economy or other factors on customers and suppliers, including the impact on demand for its products and customers’ ability to pay the Company a timely basis.

The Company’s operating plans call for balancing revenue growth with operating expense and working capital management, and carefully monitoring the impact of growth on the Company’s cash needs and cash balances. The Company has demonstrated a trend of improving operating results over the past two years and the Company expects those improving trends to continue through 2011. However, as the Company seeks to grow its recurring revenue business and launch new products, the Company may seek to raise additional capital or expand its credit facilities. If the Company is unable to raise additional capital or expand its credit facilities, its ability to conduct business and achieve its growth objectives would be impacted.

Note 3.   Discontinued Operations

In August 2010, the Company decided to exit its Amusement business due to declining demand and reduced pricing power for its Heads-Up Challenge product.

The results of operations and related non-recurring costs associated with the amusement business have been presented as discontinued operations for all periods. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets. The statements of operations for the discontinued operations for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$54,855	$275,928	$92,162	$580,758

Cost of revenue	19,946	1,229,177	34,111	1,532,029

Gross profit (loss)	34,909	(953,249)	58,051	(951,271)
Operating Expenses:
Selling, general and administrative	32,112	22,083	65,228	65,796
Research and development	3,226	4,058	3,226	7,922
Share-based compensation expense	-	1,033	-	3,553
Depreciation	-	166,776	-	183,045
Total operating expenses	35,338	193,950	68,454	260,316

Net loss from discontinued operations	$(429)	$(1,147,199)	$(10,403)	$(1,211,587)

Cost of revenue and depreciation for the periods ended June 30, 2010 included nonrecurring charges of $905,054 related to lower of cost or market adjustments and recognition of unfavorable purchase commitments for inventory and $150,507 related to accelerated depreciation of property and equipment, respectively.

Operating expenses of discontinued operations consist primarily of selling expenses, shipping charges, bad debts, and product certification expenses.

Assets and liabilities of discontinued operations at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Assets:
Accounts receivable	$45,053	$72,657
Inventory	286,494	306,784
Total assets	$331,547	$379,441

Liabilities:
Accounts payable	$18,373	$9,232
Accrued liabilities	66,090	103,571
Deferred revenue	-	382
Total liabilities	$84,463	$113,185

Note 4.   Accounts Receivable

Accounts receivable at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010

Accounts receivable	$1,193,412	$1,129,510
Allowance for doubtful accounts	(125,505)	(71,999)
Accounts receivable, net	$1,067,907	$1,057,511

Note 5.   Inventory

Inventory at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010

Raw materials and components	$808,270	$767,217
Gaming systems in process	155,600	149,681
Finished goods	321,848	285,749
Reserve	(308,170)	(205,583)
Inventory, net	$977,548	$997,064

Note 6.   Prepaid Expenses and Other Assets

Prepaid expenses and other assets at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010

Prepaid expenses	$107,999	$59,450
Stock issuance commitment fee, net	70,896	89,323
Other	60,777	64,722
Prepaid expenses and other assets	$239,672	$213,495

Deferred licensing fees, net	$222,008	$262,683
Long-term accounts receivable	-	82,333
Other	53,762	57,482
Other assets	$275,770	$402,498

Note 7.   Gaming Systems

Gaming systems at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
Gaming systems	7,892,269	7,829,265
Less: accumulated depreciation	(5,863,577)	(5,574,235)
Gaming systems, net	$2,028,692	$2,255,030

Note 8.   Property and Equipment

Property and equipment at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010

Equipment	$442,961	$431,119
Leasehold improvements	199,948	199,948
Capitalized software	157,067	157,067
	799,976	788,134

Less: accumulated depreciation	(748,138)	(707,379)
Property and equipment, net	$51,838	$80,755

Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of a new internal-use enterprise resource management system. Accumulated depreciation on capitalized software at June 30, 2011 was $139,592. The software portion of this systems investment was financed through a capital lease obligation (see Note 10, “Debt”).

Note 9.   Accrued Liabilities

Accrued liabilities at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010

Accrued professional fees	$34,122	$55,228
Other liabilities and customer deposits	434,085	593,376
Accrued liabilities	$468,207	$648,604

Note 10.   Debt

The Company’s outstanding debt balances as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010

SVB Credit Facility	$-	$-
Founders' Loan	700,000	800,000
Capital lease obligation	3,538	30,793
Total debt	703,538	830,793
Current portion of debt	3,538	30,793
Long-term portion of debt	$700,000	$800,000

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

Based on the Company’s accounts receivable and inventory levels at June 30, 2011, as of such date availability under the SVB Credit Facility was approximately $417,216 with no borrowings outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of June 30, 2011, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan.

Founders’ Loan: The Company has loan agreements outstanding with Arthur L. Lomax and Gehrig H. White, both members of the Company’s board of directors (“Founders’ Loan”). Monthly interest payments may be made, at the election of the holder, in common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.

On May 16, 2011, the Company entered into a stock purchase agreement and note cancellation agreement pursuant to which $100,000 of principal of the Founders’ Loan was cancelled as consideration for stock sold to Mr. White in conjunction with a private placement financing transaction then consummated (see Note 12 “Shareholders’ Equity”).

On June 2, 2011, the maturity date of this loan was extended from March 21, 2012 to March 21, 2103. As of June 30, 2011, the carrying value of the Founders’ Loan was $0.7 million and its fair value was approximately $0.7 million. The loan contains no restrictive covenants and is collateralized by security interests in 42 PokerPro systems, which security interests are subordinate to Silicon Valley Bank’s security interest in such collateral.

Capital Lease Obligation: During 2008, the Company entered into capital lease obligations totaling $73,273 to finance the purchase of a new internal-use ERP system. These capital lease obligations have a term of 36 months, resulting in monthly payments of $2,396. The lease term ended in March 2011, and the Company purchased the software for $101.

During September 2010, the Company entered into a capital lease obligation totaling $29,000 to finance the purchase of equipment. This capital lease obligation has a term of 12 months, resulting in monthly payments of $3,452. At the end of the lease term in July 2011, the Company has the option to purchase the software for $1. Future payments on this capital lease in the current year will be $3,719.

Note 11.   Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 15% of their annual compensation, subject to annual limitations established by the Internal Revenue Service. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended June 30, 2011 and 2010, the Company’s expenses related to the plan were $18,112 and $8,368, respectively. For the six months ended June 30, 2011 and 2010, the Company’s expenses related to the plan were $35,963 and $18,096, respectively.

Note 12.   Shareholders’ Equity

Private Placement Transaction

On May 16, 2011, the Company completed a private placement of 506,161 shares of its common stock to accredited investors yielding aggregate proceeds of $648,440. The investors in the offering included certain of the Company’s executives and members of its Board of Directors including Joe Lahti, Mark Roberson, Lyle Berman, James Crawford and Lou White. These affiliates purchased an aggregate of 191,175 shares of common stock at $1.36 per share, the consolidated closing bid price reported on the NASDAQ Capital Market on May 12, 2011. Mr. White cancelled $100,000 of principal due under the Founders’ Loan as the consideration for his share purchase (see Note 10 “Debt”).

In addition to the purchases by executives and Board members, non-affiliated accredited investors purchased an aggregate of 314,986 shares of common stock at prices ranging from $1.22 to $1.24 per share, representing a 10% discount from the consolidated closing bid prices reported on the NASDAQ Capital Market on May 12, 2011 and May 13, 2011, respectively, the dates on which individual subscriptions were received.

Lincoln Park Transaction

The Company has an agreement with Lincoln Park Capital, (“LPC”) pursuant to which the Company has the right over a 30-month period to sell shares of common stock to LPC every two business days in the amount of $50,000 (or greater amount under certain circumstances). During the three months ended June 30, 2011, the Company issued 115,210 shares of common stock to LPC for aggregate proceeds of $149,994. During the six months ended June 30, 2011, the Company issued 211,474 shares of common stock to LPC for aggregate proceeds of $274,991.

Stock Incentive Plan

Option activity under the Company’s stock incentive plans for the six months ended June 30, 2011 was as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Outstanding at December 31, 2010	882,494	$5.35
Granted	140,000	1.35
Exercised	-
Forfeited	(55,853)	6.49
Expired	-	-
Outstanding at June 30, 2011	966,641	$1.80	7.9	$(369,795)

Exercisable at June 30, 2011	412,423	$3.11	6.9	$(698,456)

Note 13.   Income Taxes

For the three months ended June 30, 2011 and 2010, the Company recognized a tax provision of $15,003 and $9,866, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized a tax provision of $19,541 and $38,607, respectively. These provisions are based principally on the Company’s estimated foreign income tax withholding liability, which is attributable to revenues generated outside of the United States.

The effective rates for the periods ending June 30, 2011 and 2010 differ from the U.S. federal statutory rate principally due to the tax benefit arising from the Company’s net operating losses are being fully offset by the valuation allowance established against the Company’s deferred tax assets and the Company incurs withholding taxes.

Note 14.   Related Party Transactions

Transactions with Aristocrat

License fees from and equipment sales to Aristocrat of $16,345 and $1,120, respectively, were recorded in the three months ended June 30, 2011, while $53,095 and $3,140, respectively, were recorded during the three months ended June 30, 2010. License fees from and equipment sales to Aristocrat of $49,618 and $6,316, respectively, were recorded in the six months ended June 30, 2011, while $120,819 and $3,140, respectively were recorded during the six months ended June 30, 2010. As of June 30, 2011 and December 31, 2010, $11,931 and $40,308, respectively, were due from Aristocrat and included in accounts receivable in the accompanying Consolidated Balance Sheets.

As of June 30, 2011 and December 31, 2010, $343,598 and $390,000, respectively were payable to Aristocrat related to the Company’s purchase of inventory, which is reflected in the accompanying Consolidated Balance Sheets as a related party liability.

As of June 30, 2011 and December 31, 2010, Aristocrat owned 10.4% and 11.7%, respectively, of the Company’s common stock.

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. Rent expense recorded for the leased space for the three months ended June 30, 2011 and 2010, was $36,600 and $42,600, respectively. Rent expense recorded for the leased space for the six months ended June 30, 2011 and 2010, was $73,200 and $85,200, respectively.

The lease was scheduled to expire in August 2011. Subsequent to June 30, 2011, the terms of the lease were renegotiated with the lease term extended to August 31, 2013, monthly rentals reduced from $12, 200 per month to $11,520 per month, and provisions added to allow the Company to buy out the lease or reduce its space commitment under certain circumstances prior to the expiration of the lease.

Founders’ Loan

During the three months ended June 30, 2011 and 2010, the Company made $16,668 and $18,148, respectively, in aggregate interest payments in cash under the Founders’ Loan. During the six months ended June 30, 2011 and 2010, the Company made $34,224 and $35,901, respectively, in aggregate interest payments in cash under the Founders’ Loan. Refer to Note 10, “Debt” for a description of the terms of this loan. During May 2011, $100,000 of principal of the Founders’ Loan was redeemed in exchange for shares of common stock purchased in conjunction with the Company’s private placement financing. Refer to note 12, “Shareholders Equity – Private Placement Transaction” for a description of the private placement financing.

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

Compliance with NASDAQ Listing Requirements

On December 30, 2010, the Company received a letter from the NASDAQ Listings Qualifications Department which indicated that a Staff Determination had been made to the effect that the Company’s common stock would be delisted from The NASDAQ Capital Market since the bid price of the Company’s common stock did not close above $1.00 for a 10-day period between July 1, 2010 and December 28, 2010.

In order to restore compliance, the Company implemented a 1 for 2.5 reverse stock split as of February 24, 2011to increase the bid price of its common stock. On March 29, 2011, the Company received a letter from the NASDAQ Stock Market indicating that the Company was in compliance with all applicable listing standards.

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

The Company’s products are unique in the gaming market and customer arrangements typically contain multiple elements as well as non-standard terms and conditions. As such, vendor-specific objective evidence or third-party evidence is not generally available for its products and services. The Company allocates revenue to deliverables based on estimated selling prices as determined by management. The estimated selling prices are determined using several factors including selling price target ranges, the Company’s cost to perform services and terms typically included in customer arrangements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Statements expressing expectations regarding our future (including pending gaming and patent approvals) and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently.

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

Forward-looking statements speak only as of the date they are made and should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, except as required by applicable laws, and you are urged to review and consider disclosures that we make in this and other reports that we file with the Securities and Exchange Commission that discuss factors germane to our business. The terms “we”, “our”, “us”, “the Company” or any derivative thereof, as used herein refer to PokerTek, Inc., a North Carolina corporation.

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

During the first half of 2011, we launched our new Blackjack Pro game on the ProCore hardware platform. This new product line represents a significant component of our growth strategy as the Company intends to expand its electronic table games offering and to diversify its revenue opportunities.

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

As of June 30, 2011, there were 279 gaming tables representing approximately 2,710 gaming positions installed worldwide.

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010.

	Three Months Ended June 30,
	2011	2010	Change
Revenue	$1,578,003	$1,281,940	23.1%
Gross profit	1,120,315	768,640	45.8%
Percentage of revenue	71.0%	60.0%

Operating expenses	1,479,294	1,614,444	-8.4%

Interest expense, net	26,727	37,018	-27.8%
Income tax provision	15,003	9,866	52.1%

Net loss from continuing operations	(400,709)	(892,688)	-55.1%
Net loss from discontinued operations	(429)	(1,147,199)	-100.0%
Net loss	(401,138)	(2,039,887)	-80.3%

Revenues. Revenues increased by $0.3 million (23.1%) to $1.6 million for the three months ended June 30, 2011 as compared to $1.3 million for the three months ended June 30, 2010. Revenues increased primarily due to a higher number of revenue producing gaming tables in our target markets, particularly in Mexico and Europe.

Gross Profit. Gross profit increased by $0.4 million (45.8%) to $1.1 million for the three months ended June 30, 2011 as compared to $0.8 million for the three months ended June 30, 2010. Gross profit as a percent of revenue was 71.0% and 60.0% for the three months ended June 30, 2011 and 2010, respectively. The increase in gross profit was primarily attributable to increased revenues, improved asset utilization and reduced product costs.

Operating Expenses. Operating expenses decreased by $0.1 million (8.4%) to $1.5 million for the three months ended June 30, 2011 as compared to $1.6 million for the three months ended June 30, 2010. Operating expenses for selling, general and administrative and research and development decreased due to continued focus on tight spending controls. In addition, depreciation declined and share based compensation decreased due to the combination of forfeitures of unvested options and older stock options becoming fully vested.

Interest Expense, net. Interest expense decreased $10,291 (27.8%) for the three months ended June 30, 2011 to $26,727 from $37,018 for the three months ended June 30, 2010. The decrease was primarily attributable to lower loan origination and unused line fees associated with the credit line from Silicon Valley Bank due to an amendment to the agreement effected in December 2010, along with the reduction in the Founders’ Loan principal balance during the quarter ended June 30, 2011.

Income Taxes. Income tax provision was $15,003 for the three months ended June 30, 2011 and $9,866 in the comparable period of 2010. The increase in income tax provision was attributable to higher withholdings in foreign jurisdictions.

Net Loss from continuing operations. Net loss from continuing operations for the three months ended June 30, 2011 was $0.4 million, an improvement of $0.5 million (55.1%) from $0.9 million for the three months ended June 30, 2010. Net loss from continuing operations was $0.06 per share for the three months ended June 30, 2011, an improvement of $0.09 (60.0%) per share compared to $0.15 for the comparable period of 2010. The improvement in net loss was attributable to improved revenue and gross margins, along with a reduction in operating expenses.

Net Loss from discontinued operations. Net loss from discontinued operations for the three months ended June 30, 2011 was $429, an improvement of $1,146,770 (100.0%) from a net loss of $1,147,199 for the three months ended June 30, 2010. Net loss from discontinued operations per share as of June 30, 2011 was $0.0 compared to $0.20 net loss per share for the three months ended June 30, 2010. During the 2010 period, we incurred ($1.0 million) in asset revaluation charges related to the impairment of inventory and other assets associated with the discontinued amusement operations.

Net Loss. Net loss for the three months ended June 30, 2011 was $0.4 million, an improvement of $1.6 million (80.3%) from $2.0 million for the three months ended June 30, 2010. Net loss per share was $0.06 per share for the three months ended June 30, 2011, an improvement of $0.29 (80.3%) per share compared to $0.35 per share for the comparable period of 2010. The improvement in net loss was attributable to our improved results from continuing gaming business and improved results from discontinued operations.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010.

	Six Months Ended June 30,
	2011	2010	Change
Revenue	$3,260,629	$2,849,960	14.4%
Gross profit	2,326,270	1,709,009	36.1%
Percentage of revenue	71.3%	60.0%

Operating expenses	3,108,454	3,285,722	-5.4%

Interest expense, net	53,009	69,573	-23.8%
Income tax provision	19,541	38,607	-49.4%

Net loss from continuing operations	(854,734)	(1,684,893)	-49.3%
Net loss from discontinued operations	(10,403)	(1,211,587)	-99.1%
Net loss	(865,137)	(2,896,480)	-70.1%

Revenues. Revenues increased by $0.4 million (14.4%) to $3.3 million for the six months ended June 30, 2011 as compared to $2.9 million for the six months ended June 30, 2010. Revenues increased primarily due to a higher number of revenue producing gaming tables in our target markets, particularly in Mexico and Europe. These improvements were partially offset by reductions in revenue generated in Canada for the comparable period of 2010.

Gross Profit. Gross profit increased by $0.6 million (36.1%) to $2.3 million for the six months ended June 30, 2011 as compared to $1.7 million for the six months ended June 30, 2010. Gross profit as a percent of revenue was 71.3% and 60.0% for the six months ended June 30, 2011 and 2010, respectively. The increase in gross profit was primarily attributable to increased revenues, improved asset utilization and reduced product costs.

Operating Expenses. Operating expenses decreased by $0.2 million (5.4%) to $3.1 million for the six months ended June 30, 2011 as compared to $3.3 million for the six months ended June 30, 2010. Operating expenses for selling, general and administrative and research and development decreased due to continued focus on tight spending controls. In addition, depreciation declined and share based compensation decreased due to the combination of forfeitures of unvested options and older stock options becoming fully vested.

Interest Expense, net. Interest expense decreased $16,564 (23.8%) for the six months ended June 30, 2011 to $53,009 from $69,573 for the six months ended June 30, 2010. The decrease was primarily attributable to lower loan origination and unused line fees associated with the credit line from Silicon Valley Bank due to amending the agreement in December 2010, along with the reduction in the founders loan principal balance during the quarterly period ended June 30, 2011.

Income Taxes. Income tax provision was $19,541 for the six months ended June 30, 2011 and $38,607 in the comparable period of 2010. The decrease in income tax provision was attributable to lower withholdings in foreign jurisdictions, primarily Canada where revenues subject to withholding were higher in the prior year period.

Net Loss from continuing operations. Net loss from continuing operations for the six months ended June 30, 2011 was $0.9 million, an improvement of $0.8 million (49.3%) from $1.7 million for the six months ended June 30, 2010. Net loss from continuing operations was $0.13 per share for the six months ended June 30, 2011, an improvement of $0.16 (55.2%) per share compared to $0.29 for the comparable period of 2010. The improvement in net loss was attributable to improved revenue and gross margins, along with a reduction in operating expenses.

Net Loss from discontinued operations. Net loss from discontinued operations for the six months ended June 30, 2011 was $10,403, an improvement of $1,201,184 (99.1%) from a net loss of $1,211,587 for the six months ended June 30, 2010. Net loss from discontinued operations per share as of June 30, 2011 was $0.0 compared to $0.21 net loss per share for the six months ended June 30, 2010. During the 2010 period, we incurred ($1.0 million) in asset revaluation charges related to the impairment of inventory and other assets associated with the discontinued amusement operations.

Net Loss. Net loss for the six months ended June 30, 2011 was $0.9 million, an improvement of $2.0 million (70.1%) from $2.9 million for the six months ended June 30, 2010. Net loss per share was $0.13 per share for the six months ended June 30, 2011, an improvement of $0.37 (70.1%) per share compared to $0.50 per share for the comparable period of 2010. The decrease in net loss was attributable to our improved results from continuing gaming business and the improved results from discontinued operations.

Liquidity and Capital Resources

We have incurred net operating losses since inception and operating expenses may continue to exceed gross margins. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock and credit arrangements.

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2011	2010	Change
Continuing Operations:
Net cash provided by (used in) operating activities	$(276,128)	$(333,447)	$57,319
Net cash used in investing activities	-	(5,688)	5,688
Net cash provided by (used in) financing activities	796,176	319,877	476,299
Net cash provided by (used in) continuing operations	520,048	(19,258)	539,306

Net cash provided by (used in) operating activities of discontinued operations	(17,629)	87,164	$(104,793)
Net increase (decrease) in cash and cash equivalents	502,419	67,906

Cash and cash equivalents, beginning of year	666,179	636,374
Cash and cash equivalents, end of period	$1,168,598	$704,280

For the six months ended June 30, 2011, net cash used in operating activities of continuing operations improved $57,319 (17.2%) to $276,128 compared to a use of cash of $333,447 for the six months ended June 30, 2010. The improvement in cash from operating activities was primarily due to the reduction in net loss and our management of working capital spending.

Net cash provided by (used in) operating activities of discontinued operations decreased $104,793 to $(17,629) for the six months ended June 30, 2011 compared to $87,164 of net cash provided for the six months ended June 30, 2010. The decline was attributable to lower industry demand for amusement products resulting in lower unit sales volume and a reduction in average unit sales prices.

Net cash used in investing activities increased $5,688 to $0 for the six months ended June 30, 2011 compared to using $5,688 for the comparable period in 2010. As part of our ongoing cost reduction measures, we have curtailed purchasing property, plant and equipment and capital expenditures during both periods. During 2010, net cash used in investing activities was attributable to minor capital expenditures for internal use assets.

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2011 compared to net cash provided by financing activities of $0.3 million for the six months ended June 30, 2010. Cash provided by financing activities is primarily due to the issuance of common stock, partially offset by payments on our capital lease obligation during both periods. The increase in 2011 is attributable to higher levels of common stock issuances compared to the same period in 2010.

We have $0.7 million of debt outstanding under our Founders’ Loan with a maturity date of March 21, 2013, which provides for monthly interest payments, at the election of the holder, in either shares of our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.

We have a credit facility with Silicon Valley Bank to provide working capital financing. The credit facility has a maturity date of October 20, 2011 and a Facility Limit of $0.9 million with maximum advances determined based on the composition of our eligible accounts receivable. The credit facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%. There were no amounts outstanding on the SVB Credit Facility as of June 30, 2011.

Historically, we have incurred net losses and used cash from financing activities to fund our operations. Over the past two years, we refocused our business strategies, significantly improving margins and reducing expenses, while also expanding growth opportunities and significantly improving operating results and cash flow performance. During that period, we also renewed our credit facility, closed several equity transactions and entered into a stock purchase agreement with Lincoln Park Capital Fund, LLC to improve our liquidity and provide capital to grow our business.

As of June 30, 2011, our cash balance was $1,168,598 and availability under our credit line was $417,216. This represents an increase in cash of $502,419 as our use of cash in operating activities of $293,757 was offset by proceeds received from the issuances of common stock. The level of additional capital needed to fund operations and our ability to conduct business for the next year is influenced primarily by the following factors:

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

Our operating plans call for balancing revenue growth with operating expense and working capital management, and carefully monitoring the impact of growth on our cash needs and cash balances. We have demonstrated a trend of improving operating results over the past two years and we expect those improving trends to continue through 2011. However, as we seek to grow our recurring revenue business and launch new products, we may seek to raise additional capital or expand our credit facilities. If we are unable to raise additional capital or expand our credit facilities, our ability to conduct business and achieve our growth objectives would be impacted.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2011:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$700,000	$-	$700,000	$-	$-
Operating lease obligations(2)	32,513	30,497	2,016	-	-
Capital lease obligations(3)	5,489	5,489	-	-	-
Purchase obligations(4)	235,752	235,752	-	-	-
Other long-term liabilities (5)	343,598	40,163	303,435	-	-
Total	$1,317,352	$311,901	$1,005,451	$-	$-

(1)	Represents the outstanding principal amount and interest on our Founders’ Loan.
(2)
Represents operating lease agreements for office and storage facilities and office equipment. Subsequent to June 30, 2011, the Company renegotiated its office lease, extending its term through August 2013 and increasing Company’s future lease obligations by approximately $250,000.

(3)	Represents outstanding principal and interest payable under capital lease obligations related to our purchase of internal-use ERP system.
(4)	Represents open purchase orders with our vendors.
(5)	Represents purchase of gaming inventory from Aristocrat.

Contractual obligations decreased to $1.3 million as of June 30, 2011 from $1.7 million as of December 31, 2010 primarily due to reduced inventory purchase commitments along with reduced debt obligations, lease obligations and long-term liabilities.

Customer Dependence

As of June 30, 2011, five of our customers were responsible for approximately 50.8% of our total revenues. The loss of any of these customers or changes in our relationship with any of them could have a material adverse effect on our business.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2010. During the six months ended June 30, 2011, there were no material changes to the accounting policies and assumptions previously disclosed except for the adoption of two new accounting standards. See Note 17, Revenue Recognition in the notes to the unaudited consolidated financial statements for additional information.

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

(a) Disclosure Controls and Procedures

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

As of June 30, 2011, an evaluation of the effectiveness of our disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2011 to enable us to record, process, summarize, and report in a timely manner the information that we are required to disclose in our Exchange Act reports and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.   Other Information.

On August 11, 2011, the Company and its landlord amended the operating lease for its principal executive offices. The landlord is an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. Under the terms of the amendment: (i) the lease term was extended to August 31, 2013; (ii) beginning in September 2011, the rent will be reduced from $12,200 per month to $11,520 per month; (iii) the Company has the right to terminate the lease for a fee equal to six months’ rent; and (iv) under certain circumstances, the Company has the right to reduce its space commitment with a corresponding reduction in the rent.

Item 6.   Exhibits.

Exhibit No.	Description

10.1	Office/Warehouse Lease Amendment No. 2 between PokerTek, Inc. and Crawford White Investments, LLC dated August 11, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: August 11, 2011
/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description

10.1	Office/Warehouse Lease Amendment No. 2 between PokerTek, Inc. and Crawford White Investments, LLC dated August 11, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.