Form 10-Q
period 2011-09-30
POKERTEK, INC.
filed 2011-11-10
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 10, 2011, there were 7,364,088 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

TABLE OF CONTENTS

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$1,637,757	$1,450,709	$4,898,386	$4,300,669
Cost of revenue	506,385	401,786	1,440,744	1,542,737
Gross profit	1,131,372	1,048,923	3,457,642	2,757,932
Operating expenses:
Selling, general and administrative	1,082,393	1,205,146	3,377,634	3,514,684
Research and development	240,812	264,703	746,628	797,139
Share-based compensation expense	274,846	173,722	541,484	543,765
Depreciation	18,991	33,916	59,750	107,621
Total operating expenses	1,617,042	1,677,487	4,725,496	4,963,209
Operating loss	(485,670)	(628,564)	(1,267,854)	(2,205,277)
Interest expense, net	20,637	33,973	73,646	103,546
Net loss from continuing operations before income taxes	(506,307)	(662,537)	(1,341,500)	(2,308,823)
Income tax provision	10,417	14,188	29,958	52,795
Net loss from continuing operations	(516,724)	(676,725)	(1,371,458)	(2,361,618)
Income (loss) from discontinued operations	1,216	32,215	(9,187)	(1,179,372)
Net loss	$(515,508)	$(644,510)	$(1,380,645)	$(3,540,990)

Net loss from continuing operations per common share - basic and diluted	$(0.07)	$(0.11)	$(0.21)	$(0.41)
Net income (loss) from discontinued operations per common share - basic and diluted	-	0.01	-	(0.20)
Net loss per common share - basic and diluted	$(0.07)	$(0.11)	$(0.21)	$(0.61)
Weighted average common shares outstanding - basic and diluted	6,939,750	6,000,022	6,589,456	5,827,742

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$780,920	$666,179
Accounts receivable, net	1,066,588	1,057,511
Inventory	1,426,584	997,064
Prepaid expenses and other assets	171,647	213,495
Net assets of discontinued operations	293,357	379,441
Total current assets	3,739,096	3,313,690

Long-term assets:
Gaming systems, net	1,694,128	2,255,030
Property and equipment, net	30,324	80,755
Other assets	246,710	402,498
Total long-term assets	1,971,162	2,738,283

Total assets	$5,710,258	$6,051,973

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$424,279	$327,662
Accrued liabilities	575,373	648,604
Deferred revenue	742,621	817,789
Long-term liability - related party, current portion	61,469	21,402
Long-term debt, current portion	-	30,793
Current liabilities of discontinued operations	68,439	113,185
Total current liabilities	1,872,181	1,959,435

Long-term liabilities:
Deferred revenue	-	118,436
Long-term liability - related party	282,129	368,598
Long-term debt	700,000	800,000
Total long-term liabilities	982,129	1,287,034

Total liabilities	2,854,310	3,246,469

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and outstanding

Common stock, no par value per share; authorized 40,000,000	-	-
shares, issued and outstanding 6,940,852 and 6,187,853 shares at
September 30, 2011 and December 31, 2010, respectively

Additional paid-in capital	48,258,711	46,827,622
Accumulated deficit	(45,402,763)	(44,022,118)

Total shareholders' equity	2,855,948	2,805,504

Total liabilities and shareholders' equity	$5,710,258	$6,051,973

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Value	Additional Paid- in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, December 31, 2010	6,187,853	$-	$46,827,622	$(44,022,118)	$2,805,504

Issuances of common stock, net	96,264		113,722		113,722
Share-based compensation			145,950		145,950
Net loss				(463,999)	(463,999)
Balance, March 31, 2011	6,284,117	$-	$47,087,294	$(44,486,117)	$2,601,177

Issuances of common stock, net	639,833		787,159		787,159
Share-based compensation			120,688		120,688
Net loss				(401,138)	(401,138)
Balance, June 30, 2011	6,923,950	$-	$47,995,141	$(44,887,255)	$3,107,886

Issuances of common stock, net	16,902		12,725		12,725
Share-based compensation	375,000		250,845		250,845
Net loss				(515,508)	(515,508)
Balance, September 30, 2011	7,315,852	$-	$48,258,711	$(45,402,763)	$2,855,948

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,380,645)	$(3,540,990)
Net loss from discontinued operations	9,187	1,179,372
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,117,238	1,437,017
Gain on sale of property, plant and equipment	-	(1,440)
Share-based compensation expense	541,484	543,765
Provision for doubtful accounts and other receivables	294,500	30,961
Changes in assets and liabilities:
Accounts and other receivables	(252,653)	217,260
Prepaid expenses and other assets	163,811	122,457
Inventory	(438,839)	547,295
Gaming systems	(496,586)	(1,105,705)
Accounts payable and accrued expenses	(23,017)	(65,735)
Deferred revenue	(193,222)	468,781
Net cash used in operating activities from continuing operations	(658,742)	(166,962)
Net cash provided by (used in) operating activities from discontinued operations	(19,155)	96,087
Net cash used in operating activities	(677,897)	(70,875)

Cash flows from investing activities:
Purchases of property and equipment	-	(5,688)
Proceeds from sale of equipment	-	2,805
Net cash used in investing activities	-	(2,883)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	823,431	284,115
Repayments of capital lease	(30,793)	(24,705)
Net cash provided by financing activities	792,638	259,410
Net increase in cash and cash equivalents	114,741	185,652
Cash and cash equivalents, beginning of year	666,179	636,374
Cash and cash equivalents, end of period	$780,920	$822,026

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$53,959	$56,096
Income taxes	27,881	62,042

Non-cash transactions:
Amortization of commitment fee issued in common stock	$33,825	$-
Gaming inventory purchase - related party	-	396,500
Issuance of common stock for commitment fee	-	100,598
Purchase of Gaming Systems assets with capital lease		29,000
Issuance of common stock for debt cancellation	100,000	-
Transfers from inventory to property and equipment	9,319	-

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (filed with the U.S. Securities and Exchange Commission on March 16, 2011).  There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies as described in the Annual Report except for the adoption of two new accounting standards (see Note 17, Revenue Recognition).

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

The Company completed a 2.5 to 1 reverse stock split on February 24, 2011. As a result of the reverse stock split, every two-point-five (2.5) shares of common stock were combined into one (1) share of common stock. All consolidated financial statements and notes to the consolidated financial statements for periods prior to February 24, 2011 have been retroactively restated in accordance with SEC Staff Accounting Bulletin Topic 4C to reflect the reverse stock split.

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

As of September 30, 2011, the Company’s cash balance was $780,920 and availability from its credit line was $478,582. This represents an increase in cash of $114,741 in the nine months ended September 30, 2011 as the Company’s use of cash in operating activities was offset by proceeds received from the issuances of common stock. The level of additional capital needed to fund operations and the Company’s ability to conduct business for the next year is influenced primarily by the following factors:

●
The pace of growth in the gaming business and the related investments in inventory and spending on development and regulatory efforts. The Company intends to expand its recurring revenue gaming business which generates stronger long-term margins and profitability, but requires increased working capital investments when compared with a one-time product sale business. The Company launched a new product, ProCore, which will require additional investments in inventory as it seeks to expand that line of business.

●	The Company’s ability to control its operating expenses as the business grows internationally and become more geographically diverse.
●	The Company’s ability to negotiate favorable payment terms with its customers and vendors.

●	The Company’s ability to access the capital markets and maintain availability under its credit lines.
●	The impact of the economy or other factors on customers and suppliers, including the impact on demand for its products and customers’ ability to pay the Company on a timely basis.

The Company’s operating plans call for balancing revenue growth with operating expense and working capital management, and carefully monitoring the impact of growth on the Company’s cash needs and cash balances. The Company has demonstrated a trend of improving operating results over the past two years.

However, the Company generated approximately 17% of its year-to-date revenue and holds approximately $1.6 million ($1.0 million net of depreciation) of Gaming systems and Inventory in Mexico.  On September 23, 2011, SEGOB, the governmental body that issues permits and regulates gaming activities in Mexico, issued an information bulletin to casino operators in Mexico notifying them that all card and roulette games, whether live or electronic, would no longer be permitted.  While the Company believes this to be a temporary situation, it cannot provide any assurances as to the timing or ultimate outcome of the government’s action in Mexico, or the ultimate impact on the Company’s statement of operations or financial position.  The Company plans to move a portion of its gaming tables from Mexico back to the United States to meet demand from other markets, with the majority remaining in storage in Mexico.  In the event is not resolved in a reasonable amount of time, the Company would intend to redeploy the remaining assets to other markets.

In addition, as the Company seeks to grow its recurring revenue business and launch new products, the Company may seek to raise additional capital or expand its credit facilities.  If the Company is unable to raise additional capital or expand its credit facilities, its ability to conduct business and achieve its growth objectives would be impacted.

Note 3.    Discontinued Operations

 In August 2010, the Company decided to exit the Amusement business due to declining demand and reduced pricing power for its Heads-Up Challenge product.

The results of operations and related non-recurring costs associated with the Amusement business have been presented as discontinued operations for all periods. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets. The statements of operations for the discontinued operations for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$44,022	$251,433	$136,184	$832,191

Cost of revenue	14,540	176,880	48,651	1,708,909

Gross profit (loss)	29,482	74,553	87,533	(876,718)
Operating Expenses:
Selling, general and administrative	28,266	41,305	93,494	107,101
Research and development	-	-	3,226	7,922
Share-based compensation expense	-	1,033	-	4,586
Depreciation	-	-	-	183,045
Total operating expenses	28,266	42,338	96,720	302,654

Net income (loss) from discontinued operations	$1,216	$32,215	$(9,187)	$(1,179,372)

Cost of revenue and depreciation for the nine months ended September 30, 2010 included nonrecurring charges of $905,054 related to lower of cost or market adjustments and recognition of unfavorable purchase commitments for inventory and $150,507 related to accelerated depreciation of property and equipment, respectively.

Operating expenses of discontinued operations consist primarily of selling expenses, shipping charges, bad debts, and product certification expenses.

Assets and liabilities of discontinued operations at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Assets:
Accounts receivable	$16,783	$72,657
Inventory	276,574	306,784
Total assets	$293,357	$379,441

Liabilities:
Accounts payable	$2,348	$9,232
Accrued liabilities	66,091	103,571
Deferred revenue	-	382
Total liabilities	$68,439	$113,185

Note 4.    Accounts Receivable

Accounts receivable at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010

Accounts receivable	$1,199,224	$1,129,510
Allowance for doubtful accounts	(132,636)	(71,999)
Accounts receivable, net	$1,066,588	$1,057,511

Note 5.    Inventory

Inventory at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010

Raw materials and components	$1,193,233	$767,217
Gaming systems in process	134,794	149,681
Finished goods	651,581	285,749
Reserve	(553,024)	(205,583)
Inventory, net	$1,426,584	$997,064

Note 6.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010

Prepaid expenses	$66,317	$59,450
Stock issuance commitment fee, net	56,529	89,323
Other	48,801	64,722
Prepaid expenses and other assets	$171,647	$213,495

Deferred licensing fees, net	$196,530	$262,683
Long-term accounts receivable	-	82,333
Other	50,180	57,482
Other assets	$246,710	$402,498

Note 7.    Gaming Systems

Gaming systems at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
Gaming systems	7,363,392	7,829,265
Less: accumulated depreciation	(5,669,264)	(5,574,235)
Gaming systems, net	$1,694,128	$2,255,030

Note 8.    Property and Equipment

Property and equipment at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010

Equipment	$440,351	$431,119
Leasehold improvements	199,948	199,948
Capitalized software	157,067	157,067
	797,366	788,134
Less: accumulated depreciation	(767,042)	(707,379)
Property and equipment, net	$30,324	$80,755

Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of a new internal-use enterprise resource management system. Accumulated depreciation on capitalized software at September 30, 2011 was $152,699. The software portion of this systems investment was financed through a capital lease obligation - see Note 10, “Debt”.

Note 9.    Accrued Liabilities

Accrued liabilities at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010

Accrued professional fees	$48,369	$55,228
Other liabilities and customer deposits	527,004	593,376
Accrued liabilities	$575,373	$648,604

Note 10.  Debt

         The Company’s outstanding debt balances as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010

SVB Credit Facility	$-	$-
Founders' Loan	700,000	800,000
Capital lease obligation	-	30,793
Total debt	700,000	830,793
Current portion of debt	-	30,793
Long-term portion of debt	$700,000	$800,000

SVB Credit Facility: The Company maintains a credit facility with Silicon Valley Bank to support the Company’s working capital needs (the “SVB Credit Facility”). Maximum advances are determined based on the composition of the Company’s eligible accounts receivable and inventory balances with a facility limit of $937,500. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0% and had a maturity date of October 20, 2011, which has been extended to January 20, 2012.

Based on the Company’s accounts receivable and inventory levels at September 30, 2011, as of such date, availability under the SVB Credit Facility was approximately $478,582 with no borrowings outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of September 30, 2011, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan.

Founders’ Loan: The Company has loan agreements outstanding with Arthur L. Lomax and Gehrig H. White, both members of the Company’s board of directors (“Founders’ Loan”). Monthly interest payments may be made, at the election of the holder, in common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.

On May 16, 2011, the Company entered into a stock purchase agreement and note cancellation agreement pursuant to which $100,000 of principal of the Founders’ Loan was cancelled as consideration for stock sold to Mr. White in conjunction with a private placement financing transaction then consummated - see Note 12 “Shareholders’ Equity”.  On June 2, 2011, the maturity date of this loan was extended from March 21, 2012 to March 21, 2103. As of September 30, 2011, the carrying value of the Founders’ Loan was $0.7 million and its fair value was approximately $0.7 million. The loan contains no restrictive covenants and is collateralized by security interests in 42 PokerPro systems, which security interests are subordinate to Silicon Valley Bank’s security interest in such collateral.

Capital Lease Obligation: During 2008, the Company entered into capital lease obligations totaling $73,273 to finance the purchase of a new internal-use ERP system. These capital lease obligations have a term of 36 months, resulting in monthly payments of $2,396. The lease term ended in March 2011, and the Company purchased the software for $101.

During September 2010, the Company entered into a capital lease obligation totaling $29,000 to finance the purchase of equipment. This capital lease obligation had a term of 12 months, resulting in monthly payments of $3,452. At the end of the lease term in August 2011, the Company purchased the software for $1.

Note 11.  Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 15% of their annual compensation, subject to annual limitations established by the Internal Revenue Service. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended September 30, 2011 and 2010, the Company’s expenses related to the plan were $16,893 and $11,355, respectively. For the nine months ended September 30, 2011 and 2010, the Company’s expenses related to the plan were $52,806 and $29,452, respectively.

Note 12.  Shareholders’ Equity

Private Placement Transaction

On May 16, 2011, the Company completed a private placement of 506,161 shares of its common stock to accredited investors yielding aggregate proceeds of $648,440. The investors in the offering included certain of the Company’s executives and members of its Board of Directors including Joe Lahti, Mark Roberson, Lyle Berman, James Crawford and Lou White. These affiliates purchased an aggregate of 191,175 shares of common stock at $1.36 per share, the consolidated closing bid price reported on the NASDAQ Capital Market on May 12, 2011. Mr. White cancelled $100,000 of principal due under the Founders’ Loan as the consideration for his share purchase - see Note 10 “Debt”.

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

Lincoln Park Transaction

The Company has an agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right over a 30-month period to sell shares of common stock to LPC every two business days in the amount of $50,000 (or greater amount under certain circumstances). During the three months ended September 30, 2011, the Company did not issue any common stock to LPC.  During the nine months ended September 30, 2011, the Company issued 211,474 shares of common stock to LPC for aggregate proceeds of $274,991.  As of September 30, 2011, 340,088 shares remain available for purchase.  The facility expires on March 10, 2013.

Stock Incentive Plan

Stock Option and Restricted Stock activity under the Company’s stock incentive plans for the nine months ended September 30, 2011 was as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Stock Options
Outstanding at December 31, 2010	882,494	$5.35
Granted	140,000	1.35
Exercised	-
Forfeited	(75,813)	7.82
Expired	-	-
Outstanding at September 30, 2011	946,681	$4.56	7.7	$(3,509,817)

Exercisable at September 30, 2011	464,410	$6.78	6.9	$(2,753,389)

			Weighted Average
Restricted Stock	Shares		Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2010	-			$-
Granted	375,000			318,750
Vested	(125,000)			(106,250)
Forfeited	-			-
Nonvested at September 30, 2011	250,000		2.0	$212,500

The grant date fair value of restricted stock is based on the closing market price of the stock at the date of grant.  Compensation cost is amortized to expense on a straight-line basis over the requisite service periods, which ranged from zero to two years.  As of September 30, 2011, there was $212,500 of unrecognized compensation cost related to nonvested restricted stock.

Note 13.  Income Taxes

For the three months ended September 30, 2011 and 2010, the Company recognized a tax provision of $10,417 and $14,188, respectively. For the nine months ended September 30, 2011 and 2010, the Company recognized a tax provision of $29,958 and $52,795, respectively. These provisions are based principally on the Company’s estimated foreign income tax withholding liability, which is attributable to revenues generated outside of the United States.

The effective rates for the periods ending September 30, 2011 and 2010 differ from the U.S. federal statutory rate principally due to the tax benefit arising from the Company’s net operating losses are being fully offset by the valuation allowance established against the Company’s deferred tax assets and the Company incurs withholding taxes.

Note 14.  Related Party Transactions

Transactions with Aristocrat

License fees from and equipment sales to Aristocrat, a former distributor, of $15,809 and $40, respectively, were recorded in the three months ended September 30, 2011, while $54,180 and $834, respectively, were recorded during the three months ended September 30, 2010. License fees from and equipment sales to Aristocrat of $65,426 and $6,356, respectively, were recorded in the nine months ended September 30, 2011, while $174,999 and $3,974, respectively were recorded during the nine months ended September 30, 2010. As of September 30, 2011 and December 31, 2010, $10,524 and $40,308, respectively, were due from Aristocrat and included in accounts receivable in the accompanying Consolidated Balance Sheets.

As of September 30, 2011 and December 31, 2010, $343,598 and $390,000, respectively were payable to Aristocrat related to the Company’s purchase of inventory, which is reflected in the accompanying Consolidated Balance Sheets as a related party liability.

As of September 30, 2011 and December 31, 2010, Aristocrat owned 9.8% and 11.7%, respectively, of the Company’s common stock.

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. Rent expense recorded for the leased space for the three months ended September 30, 2011 and 2010, was $35,650 and $42,600, respectively. Rent expense recorded for the leased space for the nine months ended September 30, 2011 and 2010, was $108,850 and $127,800, respectively.

The lease was scheduled to expire in August 2011. In August 2011, the terms of the lease were renegotiated with the lease term extended to August 31, 2013, monthly rentals reduced from $12,200 per month to $11,520 per month, and provisions added to allow the Company to buy out the lease or reduce its space commitment under certain circumstances prior to the expiration of the lease.

Founders’ Loan

During the three months ended September 30, 2011 and 2010, the Company made $15,879 and $18,148, respectively, in aggregate interest payments in cash under the Founders’ Loan. During the nine months ended September 30, 2011 and 2010, the Company made $50,103 and $54,049, respectively, in aggregate interest payments in cash under the Founders’ Loan. Refer to Note 10, “Debt” for a description of the terms of this loan. During May 2011, $100,000 of principal of the Founders’ Loan was repaid in exchange for shares of common stock purchased in conjunction with the Company’s private placement financing.  See Note 12 “Shareholders Equity – Private Placement Transaction” for a description of the private placement financing.

Note 15.  Segment Information

Following the Company’s exit from the Amusement business (see Note 3, “Discontinued Operations”), the Company has one reportable segment entirely focused on the gaming business. The results of operations for the Amusement business have been reported as discontinued operations for all periods presented.

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

Compliance with NASDAQ Listing Requirements

On December 30, 2010, the Company received a letter from the NASDAQ Listings Qualifications Department which indicated that a Staff Determination had been made to the effect that the Company’s common stock would be delisted from The NASDAQ Capital Market since the bid price of the Company’s common stock did not close above $1.00 for a 10-day period between July 1, 2010 and December 28, 2010.  In order to restore compliance, the Company implemented a 1 for 2.5 reverse stock split as of February 24, 2011 to increase the bid price of its common stock. On March 29, 2011, the Company received a letter from the NASDAQ Stock Market indicating that the Company was in compliance with all applicable listing standards.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those implied in these forward-looking statements as a result of many factors, including, but not limited to, overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings and litigation costs, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, termination or non-renewal of customer contracts, amendment or termination of our loans, disruption of our relationships with our suppliers, competitive pressures, general economic and political conditions, such as political instability, credit market uncertainty, inflationary pressures, the rate of economic growth or decline in our principal geographic markets, each of which may be amplified by recent disruptions in the U.S. and global financial markets, our ability to access the capital markets, our exposure to foreign currency and operational complexities associated with foreign operations, and our financial condition. These and other risks and uncertainties are described in more detail in our most recent Annual Report on Form 10-K, as well as other reports and statements that we file with the U.S. Securities and Exchange Commission.

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

Overview

We are engaged in the development, manufacture and marketing of electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide. The PokerPro system, which consists of electronic table and related peripheral equipment providing a fully-automated poker-room environment, generates substantially all of our revenue in the current period and since August 2010. We target those markets with limited saturation of manual table games which possess favorable conditions for electronic table games including cruise ships, racinos, international markets and certain other geographic areas where manual poker is not prevalent or not allowed. Over the past several quarters we also increased our focus on penetrating international gaming markets, including Canada, Mexico and Europe.

During 2011, we launched our new Blackjack Pro game on the ProCore hardware platform. This new product line represents a significant component of our growth strategy as we Company intend to expand our electronic table games offering and to diversify our revenue opportunities.

We previously operated an Amusement business.  Our principal amusement product was Heads-Up Challenge, which we sold primarily to bars and restaurants.  During 2010, we decided to exit the amusement business to focus our resources on the higher-margin gaming business. The results of operations of the amusement business are reflected as a discontinued operation in the accompanying consolidated financial statements.

Our gaming products are distributed using our internal sales force and select distributors, generally on a recurring revenue participation model, recurring revenue fixed license fee model or as a sale of hardware combined with recurring license and support fees.

As of September 30, 2011, 203 of our gaming tables representing approximately 1,958 gaming positions were installed worldwide.

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.

	Three Months Ended September 30,
	2011	2010	Change
Revenue	$1,637,757	$1,450,709	12.9%
Gross profit	1,131,372	1,048,923	7.9%
Percentage of revenue	69.1%	72.3%

Operating expenses	1,617,042	1,677,487	-3.6%

Interest expense, net	20,637	33,973	-39.3%
Income tax provision	10,417	14,188	-26.6%

Net loss from continuing operations	(516,724)	(676,725)	-23.6%
Net income from discontinued operations	1,216	32,215	-96.2%
Net loss	(515,508)	(644,510)	-20.0%

Revenues. Revenues increased by $0.2 million (12.9%) to $1.6 million for the three months ended September 30, 2011 as compared to $1.4 million for the three months ended September 30, 2010. Approximately 14% of revenue for the quarterly period was derived from Mexico where we do not expect to earn revenue during the fourth quarter of 2011.  Revenues increased primarily due to improved results in Europe, Africa, North America, and the cruise markets, partially offset by lower revenues in Mexico.

Gross Profit. Gross profit increased by $0.1 million (7.9%) to $1.1 million for the three months ended September 30, 2011 as compared to $1.0 million for the three months ended September 30, 2010. Gross profit as a percent of revenue was 69.1% and 72.3% for the three months ended September 30, 2011 and 2010, respectively. The gross profit percentage declined primarily due to higher internal product support expenses, partially offset by lower product costs.

Operating Expenses. Operating expenses were essentially flat, decreasing 3.6% to $1.6 million for the three months ended September 30, 2011. Decreases in selling, general and administrative and research and development expenses were partially offset by increased non-cash share-based compensation expenses.  This resulted in an overall decrease in operating expenses as a percentage of revenue.

Interest Expense, net. Interest expense decreased $13,336 (39.3%) for the three months ended September 30, 2011 to $20,637 from $33,973 for the three months ended September 30, 2010. The decrease was primarily attributable to lower fees associated with the SVB Credit Facility, reductions in the Founders’ Loan principal balance, and reductions related to the expiration of capital leases.

Income Taxes. Income tax provision was $10,417 for the three months ended September 30, 2011 and $14,188 in the comparable period of 2010. The decrease in income tax provision was attributable to lower withholdings in foreign jurisdictions.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended September 30, 2011 was $0.5 million, an improvement of $0.2 million (23.6%) from $0.7 million for the three months ended September 30, 2010. Net loss from continuing operations was $0.07 per share for the three months ended September 30, 2011, an improvement of $0.04 (36.4%) per share compared to $0.11 for the comparable period of 2010.

Net Income from Discontinued Operations. Net income from discontinued operations for the three months ended September 30, 2011 was $1,216, a decrease of $30,999 (96.2%) from net income of $32,215 for the three months ended September 30, 2010. Net income from discontinued operations per share as of September 30, 2011 was $0.0 compared to $0.01 net income per share for the three months ended September 30, 2010. As we continue to liquidate the discontinued operations inventory at prices near carrying cost, we are not generating any significant income or loss from these sales in the current quarterly period.

Net Loss. Net loss for the three months ended September 30, 2011 was $0.5 million, an improvement of $0.1 million (20.0%) from $0.6 million for the three months ended September 30, 2010. Net loss per share was $0.07 per share for the three months ended September 30, 2011, an improvement of $0.04 (36.4%) per share compared to $0.11 per share for the comparable period of 2010. The improvement in net loss was attributable to our improved results from continuing gaming business, partially offset by a small reduction in results from discontinued operations.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010.

	Nine Months Ended September 30,
	2011	2010	Change
Revenue	$4,898,386	$4,300,669	13.9%
Gross profit	3,457,642	2,757,932	25.4%
Percentage of revenue	70.6%	64.1%

Operating expenses	4,725,496	4,963,209	-4.8%

Interest expense, net	73,646	103,546	-28.9%
Income tax provision	29,958	52,795	-43.3%

Net loss from continuing operations	(1,371,458)	(2,361,618)	-41.9%
Net loss from discontinued operations	(9,187)	(1,179,372)	-99.2%
Net loss	(1,380,645)	(3,540,990)	-61.0%

Revenues. Revenues increased by $0.6 million (13.9%) to $4.9 million for the nine months ended September 30, 2011 as compared to $4.3 million for the nine months ended September 30, 2010. Approximately 17% of revenue for the nine months ended September 30, 2011 was derived from Mexico, where we do not expect to generate revenue during the fourth quarter of 2011.  Revenues increased primarily due to improved results in Europe, Africa, North America, and the cruise markets, partially offset by lower revenues in Mexico.

Gross Profit. Gross profit increased by $0.7 million (25.4%) to $3.5 million for the nine months ended September 30, 2011 as compared to $2.8 million for the nine months ended September 30, 2010. Gross profit as a percent of revenue was 70.6% and 64.1% for the nine months ended September 30, 2011 and 2010, respectively. The increase in gross profit was primarily attributable to increased revenues, improved asset utilization and reduced product costs.

Operating Expenses. Operating expenses decreased by $0.2 million (4.8%) to $4.7 million for the nine months ended September 30, 2011 as compared to $4.9 million for the nine months ended September 30, 2010. Operating expenses for selling, general and administrative and research and development decreased due to continued focus on tight spending controls. In addition, depreciation expense declined and share based compensation was flat compared to the prior year period.  This resulted in an overall decrease in operating expenses as a percentage of revenue.

Interest Expense, net. Interest expense decreased $29,900 (28.9%) for the nine months ended September 30, 2011 to $73,646 from $103,546 for the nine months ended September 30, 2010. The decrease was primarily attributable to lower fees associated with the SVB Credit Facility, reductions in the Founders’ Loan principal balance, and reductions related to the expiration of capital leases.

Income Taxes. Income tax provision was $29,958 for the nine months ended September 30, 2011 and $52,795 in the comparable period of 2010. The decrease in income tax provision was attributable to lower withholdings in foreign jurisdictions, primarily Canada where revenues subject to withholding were higher in the prior year period.

Net Loss from Continuing Operations. Net loss from continuing operations for the nine months ended June 30, 2011 was $1.4 million, an improvement of $1.0 million (41.9%) from $2.4 million for the nine months ended September 30, 2010. Net loss from continuing operations was $0.21 per share for the nine months ended September 30, 2011, an improvement of $0.20 (48.8%) per share compared to $0.41 for the comparable period of 2010. The improvement in net loss was attributable to improved revenue and gross margins, along with a reduction in operating expenses.

Net Loss from Discontinued Operations. Net loss from discontinued operations for the nine months ended September 30, 2011 was $9,187, an improvement of $1,170,185 (99.2%) from a net loss of $1,179,372 for the nine months ended September 30, 2010. Net loss from discontinued operations per share as of September 30, 2011 was $0.0 compared to $0.20 net loss per share for the nine months ended September 30, 2010. During the 2010 period, we incurred $1.0 million in asset revaluation charges related to the impairment of inventory and other assets associated with the discontinued amusement operations.  As we continue to liquidate the discontinued operations inventory at prices near carrying cost, we are not generating any significant income or loss from these sales in the current quarterly period.

Net Loss. Net loss for the nine months ended September 30, 2011 was $1.4 million, an improvement of $2.1 million (61.0%) from $3.5 million for the nine months ended September 30, 2010. Net loss per share was $0.21 per share for the nine months ended September 30, 2011, an improvement of $0.40 (65.6%) per share compared to $0.61 per share for the comparable period of 2010. The decrease in net loss was attributable to our improved results from continuing gaming business and the improved results from discontinued operations.

Liquidity and Capital Resources

We have incurred net operating losses since inception and operating expenses may continue to exceed gross profits. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock and credit arrangements.

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

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2011	2010	Change
Continuing Operations:
Net cash used in operating activities	$(658,742)	$(166,962)	$(491,780)
Net cash used in investing activities	-	(2,883)	2,883
Net cash provided by financing activities	792,638	259,410	533,228
Net cash provided by continuing operations	133,896	89,565	44,331
Net cash provided by (used in) operating activities of discontinued operations	(19,155)	96,087	$(115,242)
Net increase in cash and cash equivalents	114,741	185,652
Cash and cash equivalents, beginning of year	666,179	636,374
Cash and cash equivalents, end of period	$780,920	$822,026

For the nine months ended September 30, 2011, net cash used in operating activities of continuing operations increased to $658,742 compared to a use of cash of $166,962 for the nine months ended September 30, 2010. The increase in cash used in operating activities was primarily driven by changes in working capital, primarily accounts receivable, inventory and deferred revenue, offsetting improvements in the Company’s results of operations.

Net cash provided by (used in) operating activities of discontinued operations was $(19,115) for the nine months ended September 30, 2011 compared to $96,087 for the nine months ended September 30, 2010. The change was attributable to lower industry demand for amusement products, following discontinuance of the product line.

Net cash used in investing activities was $0 for the nine months ended September 30, 2011 compared to a use of cash of $2,883 for the comparable period in 2010. As part of our ongoing cost reduction measures, we have curtailed purchasing property, plant and equipment and capital expenditures during both periods. During 2010, net cash used in investing activities was attributable to minor capital expenditures for internal use assets.

Net cash provided by financing activities was $792,638 for the nine months ended September 30, 2011 compared to $259,410 for the nine months ended September 30, 2010. Cash provided by financing activities is primarily due to the issuance of common stock, partially offset by payments on our capital lease obligation during both periods. The increase in 2011 is attributable to higher levels of common stock issuances compared to the same period in 2010.

We have $0.7 million of debt outstanding under our Founders’ Loan with a maturity date of March 21, 2013, which provides for monthly interest payments, at the election of the holder, in either shares of our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.

We have a credit facility with Silicon Valley Bank to provide working capital financing. The credit facility has a maturity date of January 20, 2012 and a Facility Limit of $0.9 million with maximum advances determined based on the composition of our eligible accounts receivable. The credit facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%. There were no amounts outstanding on the SVB Credit Facility as of September 30, 2011.

We have a stock purchase agreement with Lincoln Park Capital Fund, LLC.  As of September 30, 2011, 340,088 shares remain available for purchase.  The facility expires on March 10, 2013.

As of September 30, 2011, our cash balance was $780,920 and availability under our SVB Credit Facility was $478,582. This represents an increase in cash of $114,741 as our use of cash in operating activities was offset by proceeds received from the issuances of common stock. The level of additional capital needed to fund operations and our ability to conduct business for the next year is influenced primarily by the following factors:

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

Our operating plans call for balancing revenue growth with operating expense and working capital management, and carefully monitoring the impact of growth on our cash needs and cash balances. We have demonstrated a trend of improving operating results over the past two years.

However, the Company generated approximately 17% of its year-to-date revenue and holds approximately $1.6 million ($1.0 million net of depreciation) of Gaming systems and Inventory in Mexico.  On September 23, 2011, SEGOB, the governmental body that issues permits and regulates gaming activities in Mexico, issued an information bulletin to casino operators in Mexico notifying them that all card and roulette games, whether live or electronic, would no longer be permitted.  While the Company believes this to be a temporary situation, it cannot provide any assurances as to the timing or ultimate outcome of the government’s action in Mexico, or the ultimate impact on the Company’s statement of operations or financial position.  The Company plans to move a portion of its gaming tables from Mexico back to the United States to meet demand from other markets, with the majority remaining in storage in Mexico.  In the event is not resolved in a reasonable amount of time, the Company would intend to redeploy the remaining assets to other markets.

In addition, as the Company seeks to grow its recurring revenue business and launch new products, the Company may seek to raise additional capital or expand its credit facilities. If the Company is unable to raise additional capital or expand its credit facilities, its ability to conduct business and achieve its growth objectives would be impacted.

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2011:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$700,000	$-	$700,000	$-	$-
Operating lease obligations(2)	277,491	149,091	128,400	-	-
Purchase obligations(3)	962,799	962,799	-	-	-
Other long-term liabilities (4)	343,598	61,469	282,129	-	-
Total	$2,283,888	$1,173,359	$1,110,529	$-	$-

(1)	Represents the outstanding principal amount and interest on our Founders’ Loan.
(2)
Represents operating lease agreements for office and storage facilities and office equipment. In August 2011, we renegotiated our office lease, extending its term through August 2013 and increasing our future lease obligations by approximately $250,000.

(3)	Represents open purchase orders with our vendors.
(4)	Represents purchase of gaming inventory from Aristocrat.

Contractual obligations increased to $2.3 million as of September 30, 2011 from $1.7 million as of December 31, 2010 primarily due to increased inventory purchase commitments which were partially offset by reductions in debt obligations, lease obligations and long-term liabilities.

Customer Dependence

As of September 30, 2011, five of our customers were responsible for approximately 50.1% of our total revenues. Three of these customers accounted for more than 10% of our revenues.  As of September 30, 2011 and December 31, 2010, we had two and three customers, respectively, that had outstanding accounts receivable totaling more than 10% of total accounts receivable.  The loss of any of these customers or changes in our relationship with any of them could have a material adverse effect on our business.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2010. During the nine months ended September 30, 2011, there were no material changes to the accounting policies and assumptions previously disclosed except for the adoption of two new accounting standards. See Note 17, Revenue Recognition in the notes to the unaudited consolidated financial statements for additional information.

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

As of September 30, 2011, an evaluation of the effectiveness of our disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2011 to enable us to record, process, summarize, and report in a timely manner the information that we are required to disclose in our Exchange Act reports and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Information regarding our risk factors appears in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2010, as amended.  These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations.  There have been no material changes to the risk factors contained in our annual report except for the following additional risk:

A prolonged prohibition by the Mexican Government of electronic gaming activities in Mexico could have a significant negative impact on our business operations and financial condition.

On September 23, 2011, SEGOB, the governmental body that issues permits and regulates gaming activities in Mexico, issued an information bulletin to casino operators in Mexico notifying them that all card and roulette games, whether live or electronic, would no longer be permitted.  As a result, we have been working with our customers to temporarily remove all PokerTek electronic gaming tables from the gaming floor pending further clarification.  Prior to the issuance of the information bulletin, we had placed electronic gaming tables in Mexico, representing revenue of approximately 14% and 17%, respectively, for the three and nine months ended September 30, 2011.

We believe that the information bulletin represents a continuation of the government’s recent effort to strengthen the regulatory environment in Mexico following the tragic casino fire in Monterrey in September 2011.  It is our understanding that SEGOB and other governmental agencies will continue to review specific permit-holders, evaluating permissible games in the market, with additional regulatory clarifications and/or new permits anticipated.

We believe that strengthened government regulation and increased enforcement of those regulations is ultimately positive for the Mexico gaming market.  However, while we believe the prohibition of electronic gaming tables in Mexico to be temporary, we cannot provide any assurances as to the timing or ultimate outcome of the government’s action in Mexico.  If we are unable to generate additional revenues from our current revenue sources or new revenues from other sources to replace the decrease in revenues from Mexico, a prolonged prohibition could have a significant negative impact on our business operations and financial condition.

Item 6.   Exhibits.

Exhibit No.	Description
10.1	Office/Warehouse Lease Amendment No. 2 between PokerTek, Inc. and Crawford White Investments, LLC dated August 11, 2011.(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed with the U.S. Securities and Exchange Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011and incorporated herein by reference.

** Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: November 10, 2011
/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Office/Warehouse Lease Amendment No. 2 between PokerTek, Inc. and Crawford White Investments, LLC dated August 11, 2011.(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed with the U.S. Securities and Exchange Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011and incorporated herein by reference.

** Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.