Form 10-K
period 2011-12-31
POKERTEK, INC.
filed 2012-03-27
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2011 was $5,131,142 based upon the last reported sale price on the NASDAQ Capital Market on June 30, 2011.

On March 23, 2012, there were 7,568,582 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of our Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

(i)

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including but not limited to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements are made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or other comparable words identify forward-looking statements. Our actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related, but not limited to: the impact of global macroeconomic and credit conditions on our business and the business of our suppliers and customers, overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, changes in laws and regulations affecting the gaming industry, termination or non-renewal of customer contracts, competitive pressures and general economic conditions and our financial condition, including our ability to maintain sufficient liquidity to operate our business. These and all other material risks and uncertainties known to us are described in more detail under the caption “Risk Factors” in Item 1A of Part I of this annual report on Form 10-K and other reports that we file with the Securities and Exchange Commission (“SEC”). As a result of these risks and uncertainties, the results or events indicated by these forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

All references in this Report to PokerTek, we, us, our or the Company include PokerTek, Inc. and its consolidated subsidiaries.

(ii)

PART I

Item 1. Business.

We are a North Carolina corporation. Our corporate offices are located at 1150 Crews Road, Matthews, North Carolina 28105 and our telephone number is (704) 849-0860. We are engaged in the development, manufacture and marketing of electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide. We distribute our electronic table games using an internal sales force, complemented by distributors and sales agents in select geographic areas, generally on a recurring revenue participation model, recurring revenue fixed license fee model or as a sale of hardware combined with recurring license and support fees. As of December 31, 2011, our installed base consisted of 2,028 gaming positions, composed of 1,944 PokerPro and 84 ProCore positions.

Product Description

PokerTek’s electronic tables are multi-station gaming devices that facilitate the play of casino games in an efficient and cost-effective manner. The tables fully automate the shuffling, dealing, cash handling, enforcement of game rules, awarding of pots and other aspects of the game. Players view their cards, place bets, and take other actions using individual touch screens. Each table also has a center monitor that allows all players to easily view community information specific to the game being played, such as dealer/house cards, community cards, player bet amounts, pot size and winning hand announcements.

The tables are part of a server-based system, which allows for system security, scalability and data visibility. Getting players into the game is easy, as PokerTek’s products are account-based and utilize a casino player card or PokerTek account card. Players setup a PIN protected account and perform deposits and withdrawals via a cashier at the system’s Customer Management System (CMS). To get into the game, players swipe their card at the table, enter their PIN and indicate how much money they want to bring to the game. All transactions are tracked, giving operators unparalleled reporting of game statistics, player tracking and financial data. Sophisticated administrative tools give operators control to manage all aspects of the system.

Multiple languages and currencies are supported. PokerTek offers two electronic table platforms: PokerPro and ProCore.

PokerPro.

PokerPro is a 10-seat electronic poker table that allows operators to offer the most popular player-banked games and tournaments. The PokerPro system offers cash games, single-table tournaments and multi-table tournaments with an extensive game library including Texas Hold’em, Omaha, Razz, and Seven Card Stud. Game rules and limits, including blinds, antes, rake structures and house rules, are completely configurable.

ProCore.

ProCore is a unique electronic table game platform that expands on the PokerPro technology and allows multiple house-banked games to be run on a single, efficient, economical platform. The versatility of the ProCore system allows operators to add new game content as it is released. Several variations of Blackjack and related side bets are deployed on this platform. Games and house rules can be customized easily to meet property and regulatory requirements, making it an ideal choice for operators looking to add an automated solution to their gaming floor.

We intend to expand the library of content offered on ProCore by developing and deploying additional public domain and licensable proprietary house-banked games.

Market and Strategy for Electronic Table Games. We use an analytical approach to evaluating worldwide gaming markets and segmenting those geographic markets and individual properties where our sales and marketing efforts are to be directed. We segment the market into three categories: those with no manual table games; those with limited manual table games; and those markets characterized by a high saturation of manual table games. We intentionally focus the majority of our sales and marketing effort on those markets that either have no or a limited number of manual table games. We also opportunistically place tables in markets with higher saturation of manual table games where we believe we offer a value proposition for the operators and players. This approach allows us to narrow our focus, directing our limited resources in a targeted approach, and has significantly improved customer retention and operating margins.

In those identified markets, we plan to increase our dominant position in electronic poker with our PokerPro system. With the recent addition of the ProCore platform, the addressable opportunities are expanded to include Blackjack and other house-banked games. The market for Poker is a smaller niche where we enjoy a dominant market position. The market for Blackjack and specialty house-banked games is larger, but also characterized by more competition. We believe our product offerings have significant over the competition and. As a result, we have the opportunity to increase our dominance in Poker, while increasing the market for electronic house-banked games and displacing competitor products in those markets.

We have identified key markets in Europe, Canada, South America and the United States that meet our market segmentation criteria and we believe those markets provide actionable opportunities to grow significantly. We are also monitoring changes in regulation at the state, federal and international level and believe that budgetary, legislative and other factors are creating a favorable environment for expanding the market for gaming in general and electronic table games in particular.

Competition.

The overall market for gaming devices is mature and characterized by numerous competitors that develop and license proprietary table games. We are aware of several other companies offering automated table games, including Poker and Blackjack products, and additional competitors could emerge. Potential competitors may have brand recognition and greater resources than we have. Potential competitors also could offer lower cost products manufactured in less regulated or lower cost foreign markets.

Some of the gaming supply companies who offer competitive electronic table games include: Shuffle Master, Inc., WMS Industries, Inc., Lightning Gaming, DigiDeal, Inc., Amaya, F2, and Zitro. There are also several small companies offering electronic table games products in Eastern Europe, South America and other markets.

We also compete with slot machines and other gaming products for space on the customers’ floor and for share of customers’ budget. In addition, we compete with manual table games, internet poker websites and other forms of internet gaming.

Product Supply.

We purchase all parts, including hardware components, signs and accessories for the PokerPro and ProCore systems from third-party suppliers. We assemble our electronic tables from such component parts at our facility in Matthews, North Carolina.

We believe that we have sufficient capacity to meet demand and that our sources of supply are adequate. Several key components we use in the manufacture of our products are proprietary and are currently manufactured by ICP Electronics Inc. (“ICP Electronics”). These components include certain complex integrated circuits which are critical to our product designs. Changing manufacturers for any of these components would require significant time and effort on the part of our management team, may require additional engineering development work, and could have a disruptive impact on our operations.

Key components are produced primarily in Taiwan and China and are subject to lead times and other challenges associated with managing an international supply chain. Furthermore, we compete with other companies for the production capacity of third-party manufacturers and suppliers for displays and for other components. We believe that our suppliers have adequate capacity to meet demand and sources of supply are adequate. However, because our supply chain originates in the Far East and we rely on third parties, our ability to satisfy demand for our products depends on their performance as well as our ability to provide accurate production forecasts and manage long logistical lead times.

Distribution Method.

We distribute our gaming products on a direct basis using our own internal sales force and third-party sales agents and distributors in select markets. Our salespeople are organized generally based on geography and customer relationship and continue to be closely involved with our customers following the deployment of tables to provide product and marketing consulting and account relationship management.

Gaming Regulations and Licensing

Regulatory Overview.

Generally, the manufacture, sale and use of gambling devices are subject to extensive governmental and tribal regulation. In order to distribute our electronic table games to our target markets, we must comply with the applicable regulations of each jurisdiction in which we operate. These regulations generally include investigation and approval of our Company, executive officers and members of our Board of Directors (the “Board”), as well as testing and approval of specific products.

The regulatory approval process varies widely from jurisdiction to jurisdiction and can take years to complete. Further, the laws and regulations of each jurisdiction in which we operate or intend to operate are subject to amendment and reinterpretation from time to time, and therefore it is possible that even if our products are approved at one time, its use may be restricted, conditioned or prohibited in the future.

The following is a brief description of the significant regulations that may apply to us:

Federal Regulation.
The Federal Gambling Devices Act of 1962, also called the Johnson Act, generally makes it unlawful for a person to manufacture, deliver, or receive gaming machines, gaming machine-type devices, and components across state lines or to operate gaming machines unless that person has first registered with the U.S. Department of Justice. We believe that our products are not prohibited by the Johnson Act, and we are registered with the U.S. Department of Justice.

Commercial Casinos.

Jurisdictions that allow some form of casino-style gambling usually have extensive regulatory requirements that must be met before gaming products can be marketed to commercial casinos located in these jurisdictions. Generally, each jurisdiction’s respective gaming commission requires that a license or finding of suitability be issued with respect to the company, the product, or both. Some jurisdictions also require that gaming products be placed in the market on a trial basis before receiving final approvals. Some jurisdictions require the licenses and findings of suitability to be renewed on a regular basis. Regulatory bodies can deny our applications for licenses and findings of suitability or revoke our licenses or prior findings of suitability for any cause.

If a jurisdiction requires that we obtain company approval in addition to the product approval required for the PokerPro system, we are required to submit detailed financial and operating reports and furnish other information. Our officers, directors, key employees and any person having a material relationship with us may have to qualify with the jurisdiction commission and obtain a finding of suitability. Our beneficial owners, especially beneficial owners of more than 5% of our outstanding common stock, may also be required to obtain a finding of suitability.

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

●	Class I gaming includes traditional Native American social and ceremonial games and is regulated only by the tribes.

●
Class II gaming includes bingo and certain card games such as poker, so long as the card game is not prohibited by the laws of the state where the tribe is located, the card game is played somewhere in the state and the playing of the card game conforms to any applicable state law.

●	Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video lottery games, slot machines, most table games and keno.

The classification of a gaming device is determined by the operator in each jurisdiction.

We must also obtain prior certification from an independent testing laboratory in certain tribal jurisdictions. We must also be approved as a gaming supplier with each federally recognized tribe.

Card Clubs.

States that allow poker to be played in card clubs have various regulatory requirements that apply to manufacturers of gambling devices.

Cruise Ships.

The cruise ship market is authorized under the Johnson Act, and not subject to regulatory oversight. Therefore, the PokerPro and ProCore systems require no specific regulatory approval to operate aboard cruise ships.

International Casinos.

Internationally, the regulatory environment is complex and varies by jurisdiction. Certain foreign countries permit the importation, sale and operation of gaming equipment in casino and non-casino environments. In some foreign jurisdictions, such as Canada or France, we are required to obtain company and product approvals, similar to those in U.S. commercial jurisdictions. In other foreign jurisdictions, such as Mexico, we are required to obtain electrical certifications and comply with certain government regulations, but formal company and product approval processes do not currently exist. Other jurisdictions in Latin America, Asia, Europe, Australia and Africa have varying degrees of regulation and we evaluate the requirements for each jurisdiction independently prior to entering new markets. In addition, the regulatory requirements in those jurisdictions are subject to change over time.

On September 23, 2011, SEGOB, the governmental body that issues permits and regulates gaming activities in Mexico, issued an information bulletin to casino operators in Mexico notifying them that all card and roulette games, whether live or electronic, would no longer be permitted. As a result, we removed all of our electronic gaming tables from the gaming floors in Mexico and are awaiting further clarification. It is our understanding that SEGOB and other Mexican governmental agencies are continuing to review and evaluate specific permit holders and the electronic games in the market to determine the ones that will be permitted to operate in Mexico. We believe that the information bulletin represents a continuation of the Mexican government’s effort to strengthen the regulatory environment in Mexico and that strengthened government regulations and increased enforcement of those regulations will ultimately have a positive impact on us and the electronic gaming market in Mexico. However, we do not have any indication from SEGOB or others about the timing of this process or ultimate likelihood that card-based games will be again be permitted in Mexico.

Regulatory Approvals.

As of December 31, 2011 we have obtained regulatory approvals for both our Company and our PokerPro System from the following regulatory bodies:

●	Nevada Gaming Control Board;
●	Société des Casinos du Québec Inc.;
●	Arkansas Racing Commission;
●	State of California Gambling Control Commission;
●	Iowa Racing and Gaming Commission;
●	Indiana Gaming Commission;
●	Mississippi Gaming Commission;
●	Tuolumne Me-Wuk Tribal Gaming Agency;
●	Pokagon Band of Potawatomi Indians;
●	Eastern Band of Cherokee Indians Tribal Gaming Commission;
●	Atlantic Lottery Corporation;
●	Alcohol and Gaming Commission of Ontario; and
●	Victorian Commission for Gambling Regulation (Australia).

PokerTek also has a license from the Washington State Gambling Commission but that jurisdiction has not approved PokerPro.

We have received product certifications from Gaming Laboratories International and BMM International, independent testing laboratories for our PokerPro products. Other electrical, communications and safety certifications include certifications from:

●	Conformité Européenne, a mandatory European marking for certain product groups to indicate conformity with the essential health and safety requirements set out in European Directives;

●	The U.S. Federal Communications Commission, referred to as the “FCC”, which regulates radio emissions of electronic devices;

●	The RoHS Directive, which bans the placing on the European Union market of new electrical and electronic equipment containing more than agreed levels of certain hazardous materials;

●	Underwriters Laboratories, Inc., a product safety compliance testing laboratory; and

●	NOM (Norma Oficial Mexicana), a product safety compliance testing standard.

Research and Development

We invest in research and development to invent, commercialize, customize and enhance our electronic table games and related products. Our research and development expenses were $1.0 million and $1.1 million during the fiscal years ended December 31, 2011 and December 31, 2010, respectively, consisting primarily of internal product development salaries and expenses and costs related to third-party engineering, prototyping and product testing.

The focus of our software and hardware development is to improve our gaming products through the addition of new games and features, to improve manufacturability and to adapt our products to customer and jurisdiction specific requirements.

Intellectual Property

Trademarks

“PokerPro®” is a registered trademark with the U.S. Patent and Trademark Office. “PokerTek®” and “PokerPro®” are registered trademarks in Canada with the Office de la propriété Intellectuelle du Canada (Canadian Intellectual Property Office).

We also currently use the following trademark: ProCore™. We currently plan to file trademark applications with the U.S. Patent and Trademark office with respect to this and additional trademarks that we have developed or may develop in the future.

Patents

We currently have the following issued patents:

●	D512,446 (United States) – Design patent for an electronic poker table top;
●	7,556,561 (United States) – A seat request button allowing players seated at an electronic poker table to request a different seat;
●	7,618,321 (United States) – System and method for detecting collusion between poker players;
●	7,452,628 (United States) – System and method for providing an electronic poker game (rabbit hunting);
●	7,699,695 (United States) – Electronic card table and method with variable rake;
●	7,794,324 (United States) – Electronic player interaction area with player customer interaction features (pre-selecting actions);
●	2008100416 (Australia) – System and method of displaying or obscuring electronic playing cards;
●	2008100356 (Australia) – System and method of displaying or obscuring electronic playing cards;
●	2008100161 (Australia) – System and method of displaying or obscuring electronic playing cards;
●	2008100158 (Australia) – System and method of displaying or obscuring electronic playing cards;
●	20081001057 (Australia) – System and method of displaying or obscuring electronic playing cards;
●	2008100164 (Australia) – Electronic card table and method;
●	2008100163 (Australia) – System and method for providing a card tournament using one or more electronic card tables;
●	2008100162 (Australia) – System and method for providing a card tournament using one or more electronic card tables;
●	2008100160 (Australia) – Administrator tool of an electronic gaming system and method of processing gaming profiles controlled by the system;
●	2006250000 (Australia) – System and method for providing a host console for replaying a previous hand of an electronic card game;
●	121649 (Singapore) – System and method of displaying or obscuring electronic playing cards;
●	2007/02456 (South Africa) – Electronic card table and method with player tracking;
●	2007/02446 (South Africa) – Electronic card table;
●	2007/02442 (South Africa) – System and method for playing an electronic card game;
●	2007/02444 (South Africa) – System and method for providing a card tournament using one or more card tables; and
●	2007/02447 (South Africa) – Electronic card table and method;

At various times, we have domestic and foreign patent applications pending that relate to various aspects of our products. As we develop new technology, we may file patent applications with respect to such technology. We can provide no assurance that any current or future patent applications will result in issued patents.

Other.

We have registered the www.pokertek.com internet domain name.

Seasonality and Business Fluctuations

Our business is not generally subject to seasonality. However, quarterly revenue and net income (loss) may vary based on the timing of product sales, the introduction of new products and changes in our installed base of PokerPro systems. In addition, revenues from cruise ships and casinos may vary from quarter to quarter depending on a number of factors, including the time of year, cruise itinerary and length, and player demographics.

Backlog

We are generally able to fulfill customer orders with relatively short lead-times and do not carry a significant backlog of unshipped orders.

Customer Dependence

For the year ended December 31, 2011, five of our customers made up approximately 50.4% of our total revenues from continuing operations. The loss of any of these customers or changes in our relationship with any of them could have a material adverse effect on our business.

Employees

As of December 31, 2011, we had 30 full-time employees.

We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

Corporate History

We were founded on August 26, 2003 and initially organized as National Card Club Corporation which owned a majority interest in an affiliated limited liability company called PokerTek, LLC. On July 27, 2004, PokerTek, LLC merged with and into National Card Club Corporation and the name was changed to PokerTek, Inc.

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

Financial Information

For information with respect to revenue, operating profitability and identifiable assets attributable to our business segments and geographic areas, see Note 15 to our consolidated financial statements as of and for the year ended December 31, 2011 included elsewhere in this Report.

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

Factors that may negatively impact the casino industry may also negatively impact our future revenues. If casinos experience reduced patronage, revenues may be reduced as our games may not perform well and may be taken off of the casino floor altogether. The levels of casino patronage, and therefore our revenues, are affected by a number of factors beyond our control, including:

●	general economic conditions;

●	levels of disposable income of casino patrons;

●	downturn or loss in popularity of the gaming industry in general, and table and slot games in particular;

●	the relative popularity of entertainment alternatives to casino gaming;

●	the growth and number of legalized gaming jurisdictions;

●	local conditions in key gaming markets, including seasonal and weather-related factors;

●	increased transportation costs;

●	acts of terrorism and anti-terrorism efforts;

●	changes or proposed changes to tax laws;

●	increases in gaming taxes or fees;

●	legal and regulatory issues affecting the development, operation and licensing of casinos;

●	the availability and cost of capital to construct, expand or renovate new and existing casinos;

●	the level of new casino construction and renovation schedules of existing casinos; and

●	competitive conditions in the gaming industry and in particular gaming markets, including the effect of such conditions on the pricing of our games and products.

These factors significantly impact the demand for our products and technologies.

Our business would suffer if demand for gaming in general, or poker in particular, decreases.

We derive a significant portion of our revenues from distribution of the PokerPro system and from providing related maintenance and support services. Although the popularity of poker in particular and gaming in general has recently been growing in the United States and abroad, gaming has historically experienced backlash from various constituencies and communities. Public tastes are unpredictable and subject to change and may be affected by changes in the country’s political and social climate. A change in public tastes or a backlash among certain constituencies or in certain communities could result in reduced popularity of poker or increased regulation of the gaming industry, either of which could significantly reduce demand for the PokerPro system.

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

We derive our revenues from the distribution of electronic table games. Gaming revenues and occupancy in major gaming markets have been more volatile in recent years, causing many casino operators to reevaluate their operations, reduce expenses, and in some cases to cease operations or seek bankruptcy protection. We also understand that electronics and other vendors in the Far East have experienced volatility of demand from their customers, which could possibly impact their ability to manufacture and deliver products efficiently and at acceptable costs to us.

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

Our exposure to debt financing could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

●	increase our vulnerability to adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings are at variable rates of interest;
●	require us to dedicate future cash flows to the repayment of debt, reducing the availability of cash to fund working capital, capital expenditures or other general corporate purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and industry; and
●	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants contained in our debt agreements.

We may also incur additional indebtedness in the future, which could materially increase the impact of these risks on our financial condition and results of operations.

Our ability to repay our debt and fund our operations depends on many factors beyond our control. We may raise equity capital in the future, which may significantly dilute the holdings of our existing shareholders. If we are unable to raise sufficient capital in the future, we may seek other avenues to fund the business, including sale/leaseback arrangements, transitioning PokerPro from a capital intensive leasing strategy to a product sale strategy, or seeking to sell assets of all, or a portion of, our operations.

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

In addition, if we are successful in raising capital in the equity markets to repay our indebtedness, or for any other purpose, our existing shareholders may incur significant dilution.

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

We depend on a small number of key suppliers and customers. Changes in our relationships with these parties, or changes in the economic or regulatory environments in which they operate, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

On September 23, 2011, SEGOB, the governmental body that issues permits and regulates gaming activities in Mexico, issued an information bulletin to casino operators in Mexico notifying them that all card and roulette games, whether live or electronic, would no longer be permitted. As a result, we have removed all our electronic gaming tables from the casino gaming floors in Mexico and are awaiting further clarification. Revenue from Mexico accounted for approximately 14% and 21% of total revenue for the years ended December 31, 2011 and 2010, respectively. It is our understanding that SEGOB and other Mexican governmental agencies are continuing to review and evaluate specific permit holders and the electronic games in the market to determine the ones that will be permitted to operate in Mexico. We believe that the information bulletin represents a continuation of the government’s recent effort to strengthen the regulatory environment in Mexico and that strengthened government regulations and increased enforcement of those regulations will ultimately have a positive impact on us and the electronic gaming market in Mexico. However, we do not have any indication from SEGOB or others about the timing of this process or the ultimate likelihood that card games will again be permitted in Mexico. We cannot assure you that our products will be allowed back into Mexico or that if they are allowed we will be able to achieve the same market share and revenue penetration as in the past.

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

We recently launched a new product, ProCore, expanding into house-banked games which have different attributes than our traditional PokerPro business. The launch of a new product may increase financial pressures and the new product may not be accepted by players or operators, or may not generate sufficient revenue to cover costs. If we fail to successfully manage our new product development, or if we fail to anticipate the issues associated with such development and expansion, our business may suffer.

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

If we fail to obtain or maintain gaming licenses and regulatory approvals, we may be unable to license or sell our gaming products.

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

Gaming authorities in various jurisdictions may require that some or all of our executive officers, key employees, directors and significant shareholders meet their suitability standards. The inability of an executive officer, key employee, director or significant shareholder to meet these standards may adversely affect the sale or licensing of our gaming products in that jurisdiction.

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

If any executive officer, key employee, director or significant shareholder that is required to meet the suitability standards of a particular jurisdiction fails to do so, we would be prevented from leasing, licensing or selling our gaming products in that jurisdiction as long as the individual or entity in question remained an officer, key employee, director or a significant shareholder. Such an occurrence would likely delay introduction of our gaming products into such jurisdiction or prevent us from introducing our gaming products in such jurisdiction altogether. Depending on how material such a jurisdiction is to our plan of operations, failure to obtain such findings of suitability could have a material adverse effect on our results of operations. In addition, a finding that one of our executive officers, certain key employees, directors or significant shareholders is not suitable in any jurisdiction may hinder our ability to obtain necessary regulatory approvals in other jurisdictions. Conversely, however, a finding of suitability by one or more gaming authorities does not ensure that similar suitability determinations will be obtained from any other gaming authorities.

Although we have the ability to terminate the employment of an executive officer or key employee in the event that such executive officer or key employee fails to meet the requisite suitability standards, such termination would disrupt the management of our company, may trigger severance provisions under certain employment agreements and would likely have an adverse effect on our business and results of operations. In addition, the removal of a director under the provisions of our Restated Bylaws requires action on the part of our shareholders at a shareholders’ meeting. Our Restated Articles of Incorporation provide that we may redeem at fair market value any or all shares of our capital stock held by any person or entity whose status as a shareholder, in the opinion of our Board, jeopardizes the approval, continued existence, or renewal of any federal, state, local or tribal license we hold. However, we may not have the funds available for a redemption under such circumstances, especially if the shareholder in question holds a significant amount of our common stock. We have not determined what action we would take in such an event. We will also be prevented from effecting such a redemption if it would violate North Carolina law.

In addition, not all of our Board members or officers have been investigated by all of the jurisdictions where we operate. If those jurisdictions decide to require new investigations of any Board members or officers, we could incur significant costs or elect to withdraw from certain jurisdictions to avoid incremental licensing costs.

If our products are found to be in violation of the Johnson Act, the Department of Justice may institute criminal and/or civil proceedings against us.

The Johnson Act generally makes it unlawful for a person to manufacture, deliver, or receive gaming machines, gaming machine-type devices, and components across state lines or to operate gaming machines unless that person has first registered with the U.S. Department of Justice. We are registered with the Department of Justice. In addition, the Johnson Act imposes various record keeping, annual registration, equipment registration, and equipment identification requirements. Violation of the Revised Johnson Act may result in seizure and forfeiture of the equipment as well as other penalties. Any change in law or regulation, or an unfavorable interpretation of any law or regulation, could adversely impact our ability to earn revenue or could require us to substantially modify our products or operations at significant expense.

We could face substantial competition, which could reduce our market share and negatively impact our net revenue.

There are a number of companies that manufacture and distribute automated gaming machines. These companies may have greater financial and other resources than we have. The primary barriers to entry are the establishment of relationships with the owners and operators of casinos and card clubs, the receipt of necessary regulatory approvals and the development of the technology necessary to create an automated poker table. It is likely that our potential competitors could include manufacturers of gaming devices that have already established such relationships and that have received some, if not all, of the regulatory approvals that would be required to market and sell automated poker tables in our target markets. Therefore, the barriers to entry discussed above may not pose a significant obstacle for such manufacturers if they sought to compete with us.

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

We also rely on distributors to market and distribute our products, and we rely on casino operators to operate our electronic gaming equipment. If our operators or distributors are unsuccessful, we may miss revenue-generating opportunities that might have been recognized.

Our failure to obtain any necessary additional financing would have a material adverse effect on our business.

In order to grow our business, we may need to seek additional equity or debt financing. We may not be able to obtain such additional equity or debt financing when we need it or at all. Even if such financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, sufficient additional financing in the future we may be unable to further protect our intellectual property sufficiently, meet customer demand or withstand adverse operating results. More importantly, if we are unable to raise additional capital when needed, our continued operations may have to be scaled down or even terminated and our ability to generate revenues would be negatively affected.

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

Our Board members and corporate officers combined own approximately 40.4% of the outstanding shares of our common stock and therefore have significant influence over our management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that some of our shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. As a result, the market price of our common stock could be adversely affected.

Our Board’s ability to issue “blank check” preferred stock and any anti-takeover provisions we adopt may depress the value of our common stock.

Our authorized capital includes 5,000,000 shares of “blank check” preferred stock. Our Board has the power to issue any or all of the shares of such preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking shareholder approval, subject to certain limitations on this power under the listing requirements of the NASDAQ Stock Market LLC. We may, in the future, consider adopting certain other anti-takeover measures. The authority of our Board to issue “blank check” preferred stock and any future anti-takeover measures we may adopt may in certain circumstances delay, deter or prevent takeover attempts and other changes in control of our company not approved by our Board. As a result, our shareholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of our common stock and the voting and other rights of our shareholders may also be affected.

There are certain limitations on ownership of five percent or more of our common stock and we will have the right to redeem your shares of common stock if your ownership jeopardizes any regulatory certifications, licenses or approvals we hold.

Our Restated Articles of Incorporation provide that no person or entity may become the beneficial owner of 5% or more of our outstanding shares of common stock unless such person or entity agrees to provide personal background and financial information to, consent to a background investigation by and respond to questions from the applicable gaming authorities in any jurisdiction in which we do business or desire to do business. Our Restated Articles of Incorporation also provides that we may redeem any or all shares of common stock held by any person or entity whose status as a shareholder, in the opinion of our Board, jeopardizes the approval, continued existence or renewal of any regulatory approval we hold. The amount that we will pay for such redeemed shares will equal the highest closing price of our common stock, as reported on the NASDAQ Capital Market or other exchange or quotation service on which our common stock is then listed or quoted, during the 30 days immediately preceding the date on which notice of redemption is given. This provision may force you to sell your shares of common stock before you would choose to do so and may cause you to realize a loss on your investment.

Our common stock price has been volatile. Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable.

Historically, the market price of our common stock has fluctuated significantly. We believe factors such as the market’s acceptance of our products and the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable. During the year ended December 31, 2011, the closing price of our common stock as quoted on the NASDAQ Capital Market ranged from a low of $0.46 to a high of $1.82.

Our shares of common stock are at risk of being delisted by NASDAQ.

On November 22, 2011 we received a notification letter from NASDAQ (the “Notice”) advising that for the 30 consecutive business days preceding the date of the Notice (from October 11, 2011 to November 21, 2011), the closing bid price of our common stock had fallen below the $1.00 per share minimum price required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”).

Per the notice, we have 180 calendar days, or until May 21, 2012 (the “Grace Period”), to comply with the Minimum Bid Price Rule. In order to do so, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to the end of the Grace Period.

If we fail to comply with the Minimum Bid Price Rule within the Grace Period, we may be eligible for an additional grace period of 180 days if we meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, other than the Minimum Bid Price Rule , and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the NASDAQ staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, NASDAQ will provide notice that our common stock will be subject to delisting. We would then have the right to appeal a determination to delist our common stock.

We cannot assure you that we will be able to comply with any of NASDAQ’s continued listing requirements or that, if we are able to comply, we will not fall out of compliance again. If we do not comply with the NASDAQ continued listing requirements and our common stock is delisted, it would then be quoted on an inter-dealer electronic quotation system such as the Over-the-Counter Bulletin Board or the OTCQX or OTCQB markets operated by The OTC Markets Group, Inc.

If our Common Stock is delisted from NASDAQ, you may have difficulty selling shares of our Common Stock.

If our stock is delisted, you may find it difficult to dispose of or obtain accurate quotations as to the market value of your shares. In addition, securities not listed on an exchange may be subject to the “penny stock” rules, which may further limit its liquidity.

The “penny stock” rules apply to any security that is not listed on an exchange and that trades below $5.00 per share. Broker-dealers who recommend “penny stocks” to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker-dealer must make an individualized written suitability determination for the purchaser, considering such purchaser’s financial situation, investment experience and investment objectives, with respect to “penny stock” transactions and receive the purchaser’s written consent prior to the transaction. Our common stock may be considered a “penny stock” if it trades below $5.00 per share and we do not meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years.

The “penny stock” rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in “penny stock” transactions. As a result, there is generally less trading in “penny stocks.” Accordingly, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate. In addition, if we are subject to the “penny stock” rules it may be more difficult for us to raise additional capital.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease our corporate office and manufacturing facility. This facility is approximately 14,400 square feet and is located in Matthews, North Carolina. Our leased space is in good order and condition, and is adequate to satisfy our current needs. This facility is leased from an entity owned and controlled by our President and our Vice Chairman of the Board (see Note 13 – “Related Party Transactions”).

Item 3. Legal Proceedings.

On August 21, 2009, a complaint was filed against us in the United States District Court for the District of Nevada by Marvin Roy Feldman. The plaintiff is seeking unspecified monetary damages related to the distribution of PokerPro in Mexico. While litigation is inherently unpredictable and subject to judicial and other risks beyond our control, we believe that we have several meritorious defenses to these claims and will vigorously defend ourselves against these claims.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Listing

Our common stock is traded on The NASDAQ Capital Market under the symbol PTEK. The table below shows the high and low sales prices for our common stock for the periods indicated, as reported by The NASDAQ Capital Market.

	2011		2010
Quarter ended	High	Low	High	Low
March 31	$1.93	$1.03	$1.98	$0.93
June 30	1.65	1.24	4.08	1.10
September 30	1.48	0.80	2.05	1.25
December 31	1.44	0.46	3.18	1.13

As of March 8, 2012, there were approximately 2,015 beneficial and 36 registered holders of our common stock.

Transfer Agent

Our transfer agent is Broadridge Corporate Issuer Solutions, Inc. located at 1717 Arch Street, Suite 1300, Philadelphia, PA 19103, (877) 830-4936.

Dividends

To date no cash dividends have been paid with respect to our common stock and current policy of the Board is to retain any earnings to provide for growth. The payment of cash dividends in the future, if any, will depend on factors such as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board.

Recent Sales of Unregistered Securities

On June 24, 2010, we entered into a $5 million purchase agreement that was subsequently amended on September 27, 2010 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited-liability company. In accordance with the Purchase Agreement, LPC, simultaneously with the execution of the Purchase Agreement, purchased from us 40,000 shares of our common stock and a warrant to purchase an additional 40,000 shares of our common stock at $2.75 per share, for an aggregate purchase price of $100,000. The warrant contains a call provision exercisable by us in the event our common stock trades above $7.50 per share for 20 consecutive days.

The Purchase Agreement, as amended, provides that we have the right over a 30-month period, or until March 10, 2013, to sell shares of our common stock to LPC every two business days in the amount of $50,000, which amount may be increased under certain circumstances. The purchase price is determined based on the lesser of the lowest sale price on the purchase date or the average of the three lowest closing sale prices during the preceding 12 days. In consideration for entering into the agreement, we issued to LPC 55,000 shares of our common stock and may issue up to 72,000 additional shares of common stock on a pro rata basis only if and when we sell additional shares to LPC. These shares will be held by LPC for 30 months or until such time when the Purchase Agreement is terminated.

Since June 24, 2010, we have sold an aggregate of 439,863 shares of our common stock to LPC for aggregate gross proceeds of $574,986, of which 291,549 shares were sold in 2011 resulting in gross proceeds of $324,990.

We will control the timing and amount of any future sales of shares to LPC and are under no obligation to sell any additional shares to LPC. The Purchase Agreement may be terminated by us at any time at our discretion and without any cost to us. Except for a limitation on variable priced financings, there are no negative covenants, restrictions on future financing, penalties or liquidated damages in the Purchase Agreement. The proceeds received by us under the Purchase Agreement are expected to be used for working capital purposes.

Item 6. Selected Financial Data.

The following selected financial data has been derived from audited financial statements for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The selected financial data set forth below should be read together with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Item 8 – “Financial Statements and Supplementary Data” and the related notes to those consolidated financial statements appearing elsewhere in this report.

	Years Ended December 31,
	2011 (1)	2010 (1)	2009 (1)	2008 (1)	2007 (1)
(in thousands, except per share amounts and gaming positions)
Statement of operations data (continuing operations):
Revenue	6,496	5,899	5,414	9,669	3,807
Gross profit	4,555	3,872	2,398	3,969	493
Operating loss	(1,497)	(2,628)	(4,864)	(8,110)	(12,521)
EBITDAS (3)	456	(126)	(1,382)	(4,171)	(10,442)

Statement of cash flows data (continuing operations):
Net cash used in operating activities	(882)	(634)	(2,438)	(6,562)	(13,037)
Net cash provided by (used in) investing activities	(19)	(3)	3,887	1,958	1,495
Net cash provided by (used in) financing activities	817	491	(2,389)	4,855	12,574

Loss per common share:
Net loss per common share from continuing	(0.24)	(0.48)	(1.10)	(1.93)	(2.86)
operations - basic and diluted
Net loss per common share - basic and diluted	(0.27)	(0.69)	(1.19)	(1.75)	(3.07)
Weighted average common shares outstanding (2)	6,784	5,888	4,787	4,376	4,185

Balance sheet data (at end of period):
Current assets	3,335	3,314	5,230	10,950	11,347
Total assets	4,702	6,052	8,283	15,706	17,096
Current liabilities	1,198	1,959	1,970	5,533	2,429
Total liabilities	2,166	3,246	2,783	7,572	2,429
Shareholders' equity	2,536	2,806	5,500	8,134	14,667

Gaming positions:
PokerPro	1,944	2,514	2,044	2,314	1,678
ProCore	84	-	-	-	-
Total	2,028	2,514	2,044	2,314	1,678

(1)	During fiscal 2010, we exited our amusement business and our Heads-Up Challenge product. As such, we report our amusement business as a discontinued operation for all periods presented.

(2)	On February 25, 2011, we completed a 2.5-to-1 reverse stock split. All share amounts have been restated to reflect the reverse stock split.

(3)
In addition to disclosing financial results prepared in accordance with GAAP, the Company discloses information regarding EBITDAS, which differs from the term EBITDA as it is commonly used. In addition to adjusting net loss to exclude taxes, interest, and depreciation and amortization, EBITDAS also excludes share-based compensation expense. EBITDA and EBITDAS are not measures of performance defined in accordance with GAAP. However, EBITDAS is used internally by our management and by its lenders in planning and evaluating the Company’s operating performance. Accordingly, management believes that disclosure of this metric offers investors, lenders and other stakeholders with an additional view of our operations that, when coupled with the GAAP results, provides a more complete understanding of our financial results. EBITDAS should not be considered as an alternative to net loss or to net cash used in operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of GAAP net loss from continuing operations to EBITDAS is as follows:

	Years Ended December 31,
	2011	2010	2009	2008	2007
EBITDAS Reconciliation
Net loss from continuing operations	$(1,641,620)	$(2,814,675)	$(5,259,895)	$(8,467,102)	$(12,746,120)
Interest (income) expense, net	93,844	131,175	287,956	94,285	(564,600)
Income tax provision	50,569	55,916	107,865	262,905	-
Other taxes	22,614	36,884	7,647	107,752	24,126
Depreciation and amortization	1,245,100	1,807,195	2,729,630	2,737,008	2,029,814
Stock-based compensation expense	685,708	657,490	744,856	1,094,028	814,333
EBITDAS	$456,215	$(126,015)	$(1,381,941)	$(4,171,124)	$(10,442,447)

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

Company Overview and Business Strategy

We are engaged in the development, manufacture and marketing of electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide. Our products are PokerPro and ProCore.

PokerPro is a 10-seat electronic poker table that allows operators to offer the most popular player-banked games and tournaments. The PokerPro system offers cash games, single-table tournaments, and multi-table tournaments with an extensive game library including Texas Hold’em, Omaha, Razz, and Seven Card Stud. Game rule and limits, including blinds, antes, rake structures and house rules, are completely configurable.

ProCore is a unique electronic table game platform that expands on the PokerPro technology and allows multiple house-banked games to be run on a single, efficient, economical platform. The versatility of the ProCore system allows operators to add new game content as it is released. Several variations of Blackjack and related side bets are deployed on this platform. Games and house rules can be customized easily to meet property and regulatory requirements, making it an ideal choice for operators looking to add an automated solution to their gaming floor.

We distribute our gaming products using our internal sales force and select distributors, generally on a recurring revenue participation model, recurring revenue fixed license fee model or as a sale of hardware combined with recurring license and support fees.

We use an analytical approach and segment the market for our electronic table games into three categories: those with no competition from manual table games; those with limited competition from manual table games; and those markets characterized by a high level of saturation of manual table games. We intentionally focus the majority of our sales and marketing effort on those markets that have either no or limited competition from manual table games. We also opportunistically place tables in markets with higher saturation of manual table games where we have a unique value proposition for the operators and players. This approach allows us to narrow our focus, directing our limited resources in a targeted approach, and has significantly improved customer retention.

In those identified markets, we plan to increase our dominant position in electronic poker with our PokerPro system. With the recent addition of the ProCore platform, the addressable opportunities are expanded with Blackjack and other electronic house-banked games. The market for electronic Poker is a smaller niche where we enjoy a dominant market position. The market for electronic Blackjack and specialty player-banked games is larger, but also characterized by more competition. We believe our products offer significant competitive advantages over other competing systems and platforms and, as a result, we are well-positioned to increase our market share of the electronic Poker market, while increasing the market for electronic house-banked games and displacing competitor products in those markets.

We have identified key markets in Europe, Canada, South America and the United States that meet our market segmentation criteria and we believe those markets provide actionable opportunities to grow significantly. We are also monitoring changes in regulation at the state, federal and international level and believe that budgetary, legislative and other factors are becoming favorable for expansion of gaming and electronic table games in particular.

As of December 31, 2011, our installed base consisted of 2,028 gaming positions, comprised of 1,944 PokerPro and 84 ProCore positions.

Results of Operations

Statement of Operations – Selected Data

	Year Ended December 31,
	2011	2010	Change
Revenue	$6,496,423	$5,898,907	10.1%
Gross profit	4,554,759	3,871,524	17.6%
Percentage of revenue	70.1%	65.6%

Operating expenses	6,051,966	6,499,108	-6.9%

Interest expense, net	93,844	131,175	-28.5%
Income tax provision	50,569	55,916	-9.6%

Net loss from continuing operations	(1,641,620)	(2,814,675)	-41.7%
Net loss from discontinued operations	(169,032)	(1,207,769)	-86.0%
Net loss	(1,810,652)	(4,022,444)	-55.0%

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenue. Revenue increased by $0.6 million (10.1%) to $6.5 million from $5.9 million for the years ended December 31, 2011 and 2010, respectively. Revenue increased modestly as growth in our target markets was offset by decreased revenue from Mexico where we ceased operations in September 2011 due to the information bulletin issued by the SEGOB notifying casino operators in Mexico that all card and roulette games, whether live or electronic, would no longer be permitted. Excluding Mexico, our revenue increased 21.1% for the year, primarily due to increased market penetration in Europe, Africa, the United States and the cruise market. Revenue comparisons were also affected by changes in mix as sales of licenses and service fees decreased by $0.2 million (3.4%) while sales of systems and equipment increased by $0.8 million (101.1%).

Gross Profit. Gross profit was $4.6 million for year ended December 31, 2011 compared to $3.9 million for the year ended December 31, 2010, an increase of 17.6%. Gross profit as a percent of revenue was 70.1% and 65.6% for the years ended December 31, 2011 and 2010, respectively. The increase in gross profit is primarily due to a combination of increased revenue, changes in revenue mix, improved asset utilization and reductions in product costs and depreciation. Gross profit margin contribution is also considerably higher in other markets than in Mexico.

Operating Expenses. Operating expenses decreased by $0.4 million (6.9%) to $6.1 million for the year ended December 31, 2011 compared to $6.5 million for the year ended December 31, 2010 as lower spending in many areas, including, administrative, regulatory, development and other areas offset increased provisions for doubtful accounts attributable to uncertain business conditions in Mexico. Selling, general and administrative and research and development expenses decreased due to continued focus on controlling spending and limiting new product development activities. Depreciation expense decreased as a larger proportion of internal use assets becoming fully depreciated, while share-based compensation increased modestly.

Interest Expense, net. Interest expense decreased 28.5% to $93,844 for the year ended December 31, 2011 from $131,175 for the year ended December 31, 2010. The decrease was primarily attributable to lower fees associated with our credit facility at Silicon Valley bank (described below), lower interest expense on the Founders’ Loan (described below) principal balance due to a reduction in the outstanding principal balance of those loans and the expiration of capital leases.

Income Tax Provision. Income tax expense was $51,000 for the year ended December 31, 2011 and $56,000 in the comparable period of 2010. The decrease in income tax expense was attributable to a reduction of taxes withheld in certain foreign jurisdictions.

Net Loss from Continuing Operations. Net loss from continuing operations for the year ended December 31, 2011 was $1.6 million, an improvement of $1.2 million (41.7%) from $2.8 million for the year ended December 31, 2010. Net loss from continuing operations was $0.24 per share for the year ended December 31, 2011, an improvement of $0.22 (50.0%) per share compared to $0.48 for the comparable period of 2010. The decrease in net loss was attributable to improved revenue and gross margins combined with lower operating expenses.

Net Loss from Discontinued Operations. Net loss from discontinued operations for the year ended December 31, 2011 was $0.2 million ($0.03 per share), an improvement of $1.0 million (86.0%) compared to $1.2 million ($0.21 per share) for the year ended December 31, 2010. In 2010, we incurred $1.1 million in asset revaluation charges to bring the inventory and other assets to net realizable value. In December 2011, as a result of continued deterioration in demand, we accepted an offer to liquidate the majority of the remaining inventory at a price below carrying value. This resulted in a further non-cash revaluation of approximately $166,000 in 2011.

Net Loss. Net loss for the year ended December 31, 2011 was $1.8 million, an improvement of $2.1 million (55.0%) from $4.0 million for the year ended December 31, 2010. Net loss per share was $0.27 for the year ended December 31, 2011, an improvement of $0.42 (60.9%) per share compared to a net loss per share of $0.69 for the comparable period of 2010. The decrease in net loss was attributable to our improved results from continuing operations and a reduction in net loss from discontinued operations.

Impact of Restatement on Quarterly Results of Operations. During the fourth quarter of 2011, we determined that our previously issued consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2011 should be restated to revise conclusions regarding the application of new revenue recognition guidance.

The restatement increased revenues by $0.3 million, gross profit by $0.2 million and decreased net loss from continuing operations and net loss by $0.2 million for both the three month period ended March 31, 2011 and for the nine month period ended September 30, 2011 as compared to the previously reported results. For the quarterly periods ended June 30, 2011 and September 30, 2011, the restatement had a modest impact, and the restatement did not affect Liquidity or Capital Resources for any interim period (see Note 17 “Restatement of Unaudited Interim Consolidated Financial Statements”).

On a restated basis, for the three months ended March 31, 2011 revenue increased by 25.3% to $2.0 million from $1.6 million for the three months ended March 31, 2010, as higher license and service fees in Europe, Mexico and other international markets combined with increased revenue from the sale of gaming systems offset a decrease in revenue from Canada. Gross profit increased 48.2% to $1.4 million for the three months ended March 31, 2011 from $0.9 million for the three months ended March 31, 2010 with increased revenue and improvements in gross margins on better asset utilization and lower product costs. Net loss from continuing operations for the three months ended March 31, 2011 improved 66.3% to $0.3 million from $0.8 million for the three months ended March 31, 2010. Net loss for the three months ended March 31, 2011 improved 67.7% to $0.3 million from $0.9 million for the three months ended March 31, 2010. The decreases in net loss and net loss from continuing operations were primarily attributable to the increased revenue and gross margins as discussed above.

On a restated basis for the nine month period ended September 30, 2011, revenue increased 19.9% to $5.2 million from $4.3 million for the nine months ended September 30, 2010. Revenue increased primarily due to higher license and service fees from Europe and other international markets combined with increased revenue from gaming system sales. Those increases were partially offset by Mexico where revenue had started to decline prior to our exit from the market during September 2011. Gross profit increased 31.1% to $3.6 million for the nine months ended September 30, 2011 from $2.8 million for the nine months ended September 30, 2010 due to increased revenue combined with improved asset utilization and reduced product costs. Net loss from continuing operations for the nine months ended September 30, 2011 improved 48.6% to $1.2 million from $2.4 million for the nine months ended September 30, 2010. Net loss for the nine months ended September 30, 2011 improved 65.5% to $1.2 million from $3.5 million for the nine months ended September 30, 2010. The decreases in net loss and net loss from continuing operations were primarily attributable to the increased revenue and gross margins as discussed above.

Liquidity and Capital Resources

We have incurred net losses since inception. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock and credit arrangements. In recent years, our operating results improved significantly with increased gross profit and lower operating expenses. However, we are beginning to invest in working capital with the introduction of the ProCore platform. In order to finance operations, we have entered into several equity transactions and maintain a credit facility, which are described in more detail below (following the discussion of cash flows).

Discussion of Statement of Cash Flows

	Years Ended December 31,
	2011	2010	Change
Continuing Operations:
Net cash used in operating activities	$(882,230)	$(634,345)	$247,885
Net cash used in investing activities	(18,925)	(2,883)	16,042
Net cash provided by financing activities	817,261	490,708	(326,553)
Net cash used in continuing operations	(83,894)	(146,520)	(62,626)
Net cash provided by operating activities of discontinued operations	23,944	176,325	152,381
Net increase (decrease) in cash and cash equivalents	(59,950)	29,805
Cash and cash equivalents, beginning of year	666,179	636,374
Cash and cash equivalents, end of period	$606,229	$666,179

For the year ended December 31, 2011, net cash used in operating activities from continuing operations increased $0.25 million (39.1%) to $0.9 million compared to $0.6 million for the year ended December 31, 2010. Cash used in operating activities increased as improved profitability was offset by changes in working capital, primarily inventory, deferred revenue, accounts payable and accrued expenses.

Net cash used in investing activities increased $16,000 to $19,000 for the year ended December 31, 2011 compared to $3,000 for the year ended December 31, 2010. As part of our ongoing cost reduction measures, we have curtailed purchases of property and equipment during both periods. The increase in cash used in investing activities was primarily attributable the replacement of internal-use equipment.

Net cash provided by financing activities increased $0.3 million (66.5%) to $0.8 million for the year ended December 31, 2011, compared to $0.5 million for the year ended December 31, 2010. The increase in cash provided by financing activities is primarily due to the private placements in 2011 as described in Equity Offerings below, partially offset by payments on our capital lease obligations in both periods.

Net cash used in operating activities of discontinued operations decreased $0.15 million (86.4%) to $24,000 for the year ended December 31, 2011 compared to $0.18 million for the year ended December 31, 2010. Demand and pricing for amusement products continued to decline, resulting in reduced revenues, combined with spending to reduce liabilities associated with the discontinued business.

Equity Offerings

Private Placement Transactions

Between March 29, 2010 and April 7, 2010 four officers and directors and five private investors entered into Subscription Agreements providing for our issuance and the purchase by the investors of a total of 214,455 shares of common stock for an aggregate purchase price of $260,000 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(6) and Regulation 506 of the Securities Act. The five private investors each received 4,000 common stock warrants at an exercise price of $2.50 for a total issuance of 20,000 common stock warrants.

On May 16, 2011, we completed a private placement of 506,161 shares of our common stock to accredited investors yielding aggregate proceeds of $648,440. The investors in the offering included certain of our executives and members of our Board including, Joe Lahti, Mark Roberson, Lyle Berman, James Crawford and Lou White. These affiliates purchased an aggregate of 191,175 shares of our common stock at $1.36 per share, the consolidated bid closing price reported on The NASDAQ Capital Market on May 12, 2011. Mr. White cancelled $100,000 of principal due under the Founders’ Loan as the consideration for his share purchase (see Note 10 “Debt” to our consolidated financial statements as of and for the year ended December 31, 2011).

In addition to the purchases by executives and Board members, non-affiliated accredited investors purchased an aggregate of 314,986 shares of our common stock at prices ranging from $1.22 to $1.24 per share, representing a 10% discount from the consolidated closing bid prices reported on The NASDAQ Capital Market on May 12, 2011 and May 13, 2011, respectively, the dates on which individual subscriptions were received.

Lincoln Park Facility

On June 24, 2010, we entered into a $5 million purchase agreement that was subsequently amended on September 27, 2010 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited-liability company. In accordance with the Purchase Agreement, LPC simultaneously with the execution of the Purchase Agreement purchased from us 40,000 shares of our common stock and a warrant to purchase an additional 40,000 shares of our common stock at $2.75 per share, for an aggregate purchase price of $100,000. The warrant contains a call provision exercisable by us in the event our common stock trades above $7.50 per share for 20 consecutive days.

The Purchase Agreement, as amended, provides that we have the right over a 30-month period, or until March 10, 2013, to sell shares of our common stock to LPC every two business days in the amount of $50,000, which amount may be increased under certain circumstances. The purchase price is determined based on the lesser of the lowest sale price on the purchase date or the average of the three lowest closing sale prices during the preceding 12 days. In consideration for entering into the agreement, we issued to LPC 55,000 shares of our common stock and may issue up to 72,000 additional shares of common stock on a pro rata basis only if and when we sell additional shares to LPC. These shares will be held by LPC for 30 months or until such time when the Purchase Agreement is terminated.

Since June 24, 2010, we have sold an aggregate of 439,863 shares of our common stock to LPC for aggregate gross proceeds of $574,986, of which 291,549 shares were sold in 2011 resulting in gross proceeds of $324,990.

We control the timing and amount of any sales of shares to LPC and are under no obligation to sell any additional shares to LPC. The Purchase Agreement may be terminated by us at any time at our discretion and without any cost to us. Except for a limitation on variable priced financings, there are no negative covenants, restrictions on future financing, penalties or liquidated damages in the Purchase Agreement. The proceeds received by us under the Purchase Agreement are expected to be used for working capital purposes.

Debt Financings

Founders’ Loan

We have $700,000 of debt remaining outstanding under our Founders’ Loan (“Founders’ Loan “) (see Note 10 “Debt”, to our consolidated financial statements as of and for the year ended December 31, 2011 included elsewhere in this Report). On June 2, 2011, the maturity date of this loan was extended from March 21, 2012 to March 21, 2013. The loan agreement provides that monthly interest payments, at the election of the holder, may be made in our common stock at a 13% annual interest rate pursuant to a formula, or in cash at a 9% annual interest rate.

Credit Facility

We maintain a credit facility with Silicon Valley Bank to support our working capital needs (the “SVB Credit Facility”). On February 22, 2012, we entered into the “Sixth Amendment to Loan and Security Agreement”, which extended the maturity date for the facility to January 16, 2013. Maximum advances are determined based on the composition of our eligible accounts receivable and inventory balances with a facility limit of $937,500. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%. As of December 31, 2011 $348,000 was available under the SVB Credit Facility, based on our accounts receivable and inventory levels, and there were no amounts outstanding under the facility.

Capital Lease Obligations

During 2008, we entered into a 36-month capital lease which expired in March 2011 to finance the purchase of a new internal-use ERP system for approximately $73,300. Under the lease we made monthly payments of $2,400 and purchased the ERP system for $101 at the end of the lease term in March 2011.

In September 2010, we entered into a 12-month capital lease which expired in August 2011, to finance the purchase of equipment for $29,000. Under the lease we made monthly payments of $3,500 and purchased the equipment for $1 at the end of the lease term in August 2011.

Operations and Liquidity Management

Historically, we have incurred net losses and used cash from financing activities to fund our operations. During 2010 and 2011, we significantly improved our operating results, renewed the SVB Credit Facility, closed several equity financing transactions and entered into the Purchase Agreement with LPC to improve our liquidity and provide capital to grow our business. As of December 31, 2011, our cash balance was $606,000 and availability from our credit line was $348,000. Cash used in operations for the year ended December 31, 2011 was $858,000 including inventory purchases to support the launch of the ProCore product line. The level of additional cash needed to fund operations and our ability to conduct business for the next year is influenced primarily by the following factors (see Item 1A, “Risk Factors” for discussion of other risks and uncertainties that may also impact our liquidity):

●
The pace of growth in the gaming business and the related investments in inventory and spending on development and regulatory efforts. We are continuing the launch of ProCore, which will require additional investments in inventory in 2012;

●	Our ability to control our operating expenses as the business grows internationally and become more geographically diverse;
●	Our ability to negotiate favorable payment terms with our customers and vendors;
●	Our ability to access the capital markets, if necessary, and maintain availability under our credit lines; and
●	The impact of the economy or other factors on customers and suppliers, including the impact on demand for our products and customers’ ability to pay us on a timely basis.

Our operating plans call for balancing revenue growth with operating expense and working capital management, and carefully monitoring the impact of growth on our cash needs and cash balances. We have demonstrated a trend of improving operating results over the past two years.

However, our operations were recently impacted by regulatory changes in Mexico that significantly reduced revenue and gross margins in the fourth quarter. In response, we implemented new expense reduction initiatives in late 2011 to partially offset the impact of Mexico. While we believe the loss of business in Mexico to be temporary, we are building our operating plans based on replacing that business with new placements planned in other jurisdictions in 2012. We moved a portion of our electronic gaming tables from Mexico back to the United States in early 2012 to meet anticipated demand from those other markets.

We believe the capital resources available to us from our cash balances, credit facility, cash generated by improving the results of our operations and cash from financing activities will be sufficient to fund our ongoing operations and to support our operating plans for at least the next 12 months. However, we may seek to raise additional capital or expand our credit facility to fund growth. We cannot assure you that, in the event we need additional working capital, adequate additional working capital will be available or, if available, will be on terms acceptable to us. If we are unable to raise additional capital or expand our credit facilities, our ability to conduct business and achieve our growth objectives would be negatively impacted.

Impact of Inflation

To date, inflation has not had a material effect on our net sales, revenues or income from continuing operations.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2011:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$700,000	$-	$700,000	$-	$-
Operating lease obligations(2)	237,841	144,337	93,504	-	-
Purchase obligations(3)	963,000	963,000	-	-	-
Other long-term liabilities (4)	323,598	54,952	268,646	-	-
Total	$2,224,439	$1,162,289	$1,062,150	$-	$-

(1)	Represents the outstanding principal amount and interest on our Founders’ Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents open purchase orders with our vendors.
(4)	Represents purchase of gaming inventory from Aristocrat.

Customer Dependence

As of December 31, 2011, five of our customers made up approximately 50.4% of our total revenues from continuing operations. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

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

We completed a 2.5-to-1 reverse stock split on February 24, 2011. As a result of the reverse stock split, every 2.5 shares of common stock were combined into 1 share of common stock. All consolidated financial statements and notes to the consolidated financial statements for periods prior to February 24, 2011 have been retroactively restated to reflect the reverse stock split.

Research and development

Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations, except when certain qualifying expenses are capitalized. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. As of December 31, 2011 and 2010, no amounts were capitalized as technological feasibility is generally established at or near the time of general release. Research and development costs include salaries, benefits, travel and other internal costs allocated to software and hardware development efforts, as well as purchased components, engineering services and other third-party costs.

Inventories

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

Gaming systems and property and equipment

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

Our gaming systems and property and equipment are stated at cost, less accumulated depreciation. We include an allocation of direct labor, indirect labor and overhead for each gaming system. Costs not clearly related to the procurement, manufacture and implementation are expensed as incurred. As gaming systems are returned from customer sites, the hardware components are dismantled and transferred to inventory at depreciated cost, and all labor, overhead and installation costs capitalized in connection with the original installation are expensed immediately. As the gaming systems are returned to our warehouse, the various hardware components are individually taken apart, inspected, tested, thoroughly cleaned and refurbished with new components as needed for redeployment. Unusable parts are scrapped. Refurbished systems are transferred from inventory to the gaming systems account and depreciated over their estimated useful life in a manner consistent with new gaming systems described above. In addition, when our products have been delivered but the revenue associated with the arrangement has been deferred, we transfer the balance from inventory to gaming systems. This balance is then charged to cost of revenue as the related deferred revenue is recognized.

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

Share-based compensation

We value our stock options issued based upon the Black-Scholes option pricing model and recognize the compensation over the period in which the options vest. We value restricted and unrestricted share grants based on the closing market price of the shares at the date of grant and recognizes compensation expense over the period in which the shares vest. There are inherent estimates made by management regarding the calculation of stock option expense, including volatility, expected life and forfeiture rate (see Note 12 – “Shareholders’ Equity – Stock Incentive Plans”).

We recognize compensation expense for options and shares that vest over time using the straight-line attribution approach. For performance-based options and shares issued to third parties, compensation expense is determined at each reporting date in accordance with the fair value method. Until the measurement date is reached, the total amount of compensation expense remains uncertain. Compensation expense is recorded based on the fair value of the award at the reporting date and then revalued, or the total compensation is recalculated, based on the current fair value at each subsequent reporting date.

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

Change in Accounting Policy due to Recent Accounting Pronouncements

In October 2009, the FASB amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) No. 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. ASU 2009-13 amends the accounting for multiple-deliverable arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. We make judgments which include the allocation of proceeds from multiple-deliverable arrangements to individual units of accounting and the appropriate timing of revenue recognition.  Effective January 1, 2011, the Company adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating on or after January 1, 2011.

The adoption of ASU 2009-13 and ASU 2009-14 increased net revenue reported for the year ended December 31, 2011 by $0.2 million as compared to the amount that would have been reported had we still been subject to the prior revenue guidance for all transactions. The increase in revenue for the year ended December 31, 2011 was due to the recognition of revenue that would have been previously deferred for multiple-deliverable arrangements, which include hardware with embedded software, professional services and post-contract customer support (“PCS”), where we were unable to establish vender-specific objective evidence (“VSOE”) of fair value for PCS. Under the previous accounting guidance in ASC Topic 985, which continues to be followed for transactions entered into prior to January 1, 2011, revenue from multiple-deliverable arrangements was deferred and recognized as PCS was delivered due to the absence of VSOE for PCS which is a requirement for separation of units of accounting under ASC Topic 985. The new standard allows for deliverables for which revenue would have been previously deferred to be separated into units of accounting with amounts allocated based on relative selling price if the delivered items have stand-alone value. As a result, for many of our software-related multiple-deliverable transactions where revenue was previously deferred and recognized as PCS was delivered, revenue is now recognized as each deliverable representing a separate unit of accounting is delivered. We expect the adoption to have a material impact on future periods, however we cannot estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

For contracts considered multiple-deliverable arrangements that were entered into or materially modified during or after 2011 which are subject to the new accounting guidance, we evaluate each deliverable to determine whether they represent a separate unit of accounting. The delivered item constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered items where performance of the undelivered item is not considered probable and substantially in our control. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered items and revenue recognition is determined for the combined unit as a single unit of accounting. Allocation of arrangement consideration is determined at arrangement inception on the basis of each unit’s relative selling price.

Our multiple-deliverable product offerings include both the sale and lease of gaming system hardware with embedded software, and the provision of professional services and PCS. The gaming system hardware and the embedded software are considered a single unit of accounting on a combined basis under the new accounting guidance as the software is essential to the functionality of the hardware, and the software is never sold separately from the hardware. The professional services and PCS are each considered separate units of accounting. For fiscal year 2011 and future periods, pursuant to the guidance in ASU 2009-13, when a sale or lease arrangement contains multiple deliverables, we allocate revenues to each unit of accounting based on the selling price hierarchy: VSOE, third-party evidence (“TPE”), and the best estimate of selling price (“BESP”). If VSOE is available, it must be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used. We have not been able to establish VSOE for any deliverables in an arrangement with multiple deliverables due to infrequent sales of each item separately, not pricing products within a narrow range, or only having a limited sales history.

When VSOE cannot be established, we attempt to determine the standalone selling price for each deliverable based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. We have been unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we have not been able to establish TPE for any deliverables.

Since we have typically been unable to determine VSOE or TPE, we use BESP in its allocation of the arrangement consideration for contracts. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for product or service considering multiple factors and data points, including, but not limited to, internal costs, gross margin objectives and pricing practices for standalone sales and when products are sold with other deliverables. Market conditions and competitive factors are taken into account in determining our pricing practices. We limit the amount of revenue recognized for delivered items to the amount of BESP that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

For product sale arrangements containing multiple deliverables, revenue is generally recognized upfront for the hardware and embedded software unit of accounting in the amount allocated based on the relative selling price method (using BESP). Revenue allocated to professional services (installation and training) is recognized as those services are delivered, which usually occurs at or near the time of delivery of the hardware and embedded software unit of accounting (gaming system). Revenue allocated to PCS services is recognized as those services are delivered on a ratable basis over the PCS term. Revenue recognized from the delivery of gaming systems and installation and training services are limited to those amounts that are not contingent upon the delivery of future PCS or other services.

Our lease arrangements are generally accounted for as operating leases as the terms are typically less than or equal to one year and they do not contain bargain purchase options, transfer of ownership or have minimum lease payments greater than 90% of the fair value of the leased equipment.  For lease arrangements containing multiple deliverables, revenue from fixed-fee leases of hardware and embedded software is generally recognized on a straight-line basis over the contract term. For leases where consideration varies based on the monthly amount of revenue earned by the customer, revenue is generally recognized on a monthly basis as the lease price for each period becomes fixed and determinable. To the extent that installation and training services are provided in a lease arrangement, those professional services are treated as separate units of accounting and the allocated amounts are recognized as those services are delivered, limited to the amount that is not contingent upon the delivery of future services.

If a customer initially leases gaming systems and subsequently purchases the equipment, revenue is recorded on the effective date of the purchase agreement and when all other relevant revenue recognition criteria have been met.  In addition to selling multiple-deliverable arrangements, we also sell certain products and services on a stand-alone basis that were not specifically affected by the adoption of ASU 2009-13 and ASU 2009-14. These transactions would include the sale of complete gaming systems (a rare occurence) and the sale of spare parts and other peripheral equipment separately from the delivery of other products and services under multiple-deliverable arrangements.

Regardless of whether a transaction is a multiple-deliverable transaction subject to ASU 2009-13 and ASU 2009-14 or a stand-alone transaction, revenue is recognized only when persuasive evidence of an arrangement exists, shipment has occurred, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. If customer arrangements require formal notification of acceptance by the customer, revenue is recognized upon meeting such acceptance criteria.

Recently Issued Accounting Standards or Updates—Not Yet Adopted

Fair Value Measurements

In May 2011, the FASB issued an ASU to amend fair-value measurement to achieve convergence between U.S. GAAP and IFRS. Effective for our 2012 second quarter, this ASU changes some fair value measurement principles and disclosure requirements but is not expected to have a material impact on our financial statements.

Presentation of Other Comprehensive Income

In June 2011, the FASB issued an ASU to require other comprehensive income, including reclassification adjustments, to be presented with net income in one continuous statement or in a separate statement consecutively following net income. The ASU will be effective for our 2013 first quarter and is not expected to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks from both changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below:

Cash and investments. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2011, the carrying value of our cash and cash equivalents approximated fair value.

We do not use derivative financial instruments for speculation, or trading purposes.

Fixed rate debt. As market interest rates fluctuate, the fair value of our fixed-rate Founders’ Loan will also fluctuate. The estimated fair value of our founders’ loan as of December 31, 2011 was $713,200. We estimate a 10% increase in interest rates would decrease the fair value by approximately $13,100. These changes would impact the fair value disclosures for this financial instrument, but would have no impact on interest expense paid or recognized in the consolidated statement of operations.

Variable rate debt. Our SVB Credit Facility bears interest at variable rates based on spreads over Prime. As of December 31, 2011, availability was $348,000 with no borrowings outstanding. A change in average interest rates would not have had a significant effect on net interest expense during 2011, as there were no balances outstanding under the SVB Credit Facility. As of December 31, 2011, the carrying value of our variable rate debt instruments approximated fair value.

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

Item 8. Financial Statements and Supplementary Data.

(a)	Financial Statements
The information required by this Item is submitted as a separate section of this Annual Report commencing on page 32 attached hereto.

(b)	Supplementary Data
 Selected quarterly financial data for 2011 and 2010 is as follows:

	2011
	Q1 (a)	Q2 (a)	Q3 (a)	Q4
Revenue	$1,964,362	$1,500,314	$1,693,817	$1,337,930
Cost of revenue	571,100	430,966	540,690	398,908
Gross profit	1,393,262	1,069,348	1,153,127	939,022
Operating expenses	1,655,442	1,506,021	1,637,679	1,346,668
Net loss from continuing operations before income taxes	(262,180)	(436,673)	(484,552)	(407,646)
Income tax provision	(4,538)	(15,003)	(10,417)	(20,611)
Net loss from continuing operations	(266,718)	(451,676)	(494,969)	(428,257)
Income (loss) from discontinued operations	(9,974)	(429)	1,216	(159,845)
Net loss	$(276,692)	$(452,105)	$(493,753)	$(588,102)

Net loss from continuing operations per common share - basic and diluted	$(0.04)	$(0.07)	$(0.07)	$(0.06)
Net loss from discontinued operations per common share - basic and diluted	(0.00)	(0.00)	0.00	(0.02)
Net loss per common share - basic and diluted	(0.04)	(0.07)	(0.07)	(0.08)
Weighted average common shares outstanding - basic and diluted	6,210,883	6,609,726	6,939,750	7,360,194

	2010
	Q1	Q2	Q3	Q4
Revenue	$1,568,020	$1,281,940	$1,450,709	$1,598,238
Cost of revenue	627,651	513,300	401,786	484,646
Gross profit	940,369	768,640	1,048,923	1,113,592
Operating expenses	1,703,833	1,651,462	1,711,460	1,563,528
Net loss from continuing operations before income taxes	(763,464)	(882,822)	(662,537)	(449,936)
Income tax provision	(28,741)	(9,866)	(14,188)	(3,121)
Net loss from continuing operations	(792,205)	(892,688)	(676,725)	(453,057)
Income (loss) from discontinued operations	(64,388)	(1,147,199)	32,215	(28,397)
Net loss	$(856,593)	$(2,039,887)	$(644,510)	$(481,454)

Net loss from continuing operations per common share - basic and diluted	$(0.14)	$(0.15)	$(0.11)	$(0.07)
Net loss from discontinued operations per common share - basic and diluted	(0.01)	(0.20)	0.01	(0.00)
Net loss per common share - basic and diluted	(0.15)	(0.35)	(0.11)	(0.08)
Weighted average common shares outstanding - basic and diluted	5,628,059	5,851,058	6,000,022	6,068,470

(a) - as restated - please refer to Note 17 "Restatement of Unaudited Interim Consolidated Financial Statements" to our our consolidated financial statements as of and for the year ended December 31, 2011 included elsewhere in this Report

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(c) and 15-d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Impact of the Restatement on Disclosure Controls and Procedures

In connection with the initial adoption of Accounting Standards Update (“ASU”) 2009-14 “Software (Topic 985), Certain Revenue Arrangements That Include Software Elements” and ASU 2009-13 “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements”, we performed an analysis and evaluation at the time of adoption and initially concluded that, even though software revenue recognition rules no longer applied and vendor-specific objective evidence was no longer required to separation of arrangements containing multiple deliverables, our gaming systems would not qualify as separate units of accounting with standalone value due to the complexity of the product and reliance of many customers on support services to efficiently operate our products. Therefore, for the first three quarterly periods of 2011 we continued to account for our product sales as combined units of account with revenue recognized as product support services were delivered.

In connection with our normal year-end closing procedures, management revisited its revenue recognition policies, updated its analysis, and concluded that our gaming systems have standalone value and should, in fact, qualify for treatment as separate units of accounting. As a result, our financial statements for the interim periods of 2011 have been restated to reflect the treatment of gaming systems as standalone units of accounting under ASU 2009-14 and ASU 2009-13.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our financial reports have been made known to management, including our Chief Executive Officer and Chief Financial Officer, and other persons responsible for preparing such reports so that such information may be recorded, processed, summarized and reported in a timely manner. The circumstances surrounding the restatement of unaudited interim financial statements were made known to our Chief Executive Officer and Chief Financial Officer through operation of our disclosure controls and procedures and proper disclosures were made on a timely basis. In consideration of the disclosure circumstances surrounding the matter, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively at the Evaluation Date.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Impact of Restatement on Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting

In conducting its assessment of internal control over financial reporting, management considered the implications of the restatement of our previously-issued quarterly financial statements. Our management concluded that the restatement of the quarterly financial statements for the interim periods in 2011 resulted from the exercise of professional judgment in the interpretation of a highly-complex area of accounting and financial reporting and did not result from a deficiency in the operation of our internal controls. Our procedures for evaluating and applying new accounting pronouncements were in place and functioning effectively at the time of adoption, and the potential adjustments were detected by management in connection with our normal year-end internal control processes. Our management believes that the change was not due to a lack of recognition of the risk or a lack of effort by management to make appropriate and accurate financial disclosures and is not indicative of a significant deficiency or a material weakness in internal control over financial reporting. The circumstances regarding the restatement were reported to the audit committee and to our independent registered public accounting firm by our management on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2012 Annual Meeting of Shareholders to be filed with the SEC under the headings “Board of Directors and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 11. Executive Compensation.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2012 Annual Meeting of Shareholders to be filed with the SEC under the headings “Executive Compensation” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2012 Annual Meeting of Shareholders to be filed with the SEC under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2012 Annual Meeting of Shareholders to be filed with the SEC under the headings “Related Person Transactions” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2012 Annual Meeting of Shareholders to be filed with the SEC under the headings “Independent Registered Public Accounting Firm Fee Information” and “Audit Committee Pre-Approval Policy” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in a separate section of this Annual Report on Form 10-K beginning on page 32:

●	Report of Independent Registered Public Accounting Firm;
●	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010;
●	Consolidated Balance Sheets as of December 31, 2011 and 2010;
●	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011 and 2010;
●	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and
●	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

The following financial statement schedule is included in a separate section of this Annual Report on page 58:

●	Valuation and Qualifying Accounts and Reserves

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

PokerTek, Inc.

Date: March 27, 2012	By:	/s/ Mark D. Roberson
Mark D. Roberson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Mark D. Roberson	Date:	March 27, 2012
Name:	Mark D. Roberson
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

/s/	Joseph J. Lahti	Date:	March 27, 2012
Name:	Joseph J. Lahti
Title:	Chairman of the Board of Directors

/s/	Gehrig H. White	Date:	March 27, 2012
Name:	Gehrig H. White
Title:	Vice Chairman of the Board of Directors

/s/	James T. Crawford, III	Date:	March 27, 2012
Name:	James T. Crawford, III
Title:	President, Secretary and Director

/s/	Lyle A. Berman	Date:	March 27, 2012
Name:	Lyle A. Berman
Title:	Director

/s/	Arthur L. Lomax	Date:	March 27, 2012
Name:	Arthur L. Lomax
Title:	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PokerTek, Inc.
Matthews, North Carolina

We have audited the accompanying consolidated balance sheets of PokerTek, Inc. and subsidiaries (“PokerTek” or the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of PokerTek listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PokerTek and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP

Charlotte, North Carolina

March 27, 2012

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010
Revenue
License and service fees	$4,964,232	$5,136,967
Sales of systems and equipment	1,532,191	761,940
Total revenue	6,496,423	5,898,907
Cost of revenue	1,941,664	2,027,383
Gross profit	4,554,759	3,871,524
Operating expenses:
Selling, general and administrative	4,313,333	4,632,284
Research and development	982,782	1,074,288
Share-based compensation expense	685,708	657,490
Depreciation	70,143	135,046
Total operating expenses	6,051,966	6,499,108
Operating loss	(1,497,207)	(2,627,584)
Interest expense, net	93,844	131,175
Net loss from continuing operations before income taxes	(1,591,051)	(2,758,759)
Income tax provision	50,569	55,916
Net loss from continuing operations	(1,641,620)	(2,814,675)
Loss from discontinued operations	(169,032)	(1,207,769)
Net loss	$(1,810,652)	$(4,022,444)

Net loss from continuing operations per common share - basic and diluted	$(0.24)	$(0.48)
Net loss from discontinued operations per common share - basic and diluted	(0.03)	(0.21)
Net loss per common share - basic and diluted	$(0.27)	$(0.69)
Weighted average common shares outstanding - basic and diluted	6,783,724	5,888,419

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$606,229	$666,179
Accounts receivable, net	726,520	1,057,511
Inventory	1,762,806	997,064
Prepaid expenses and other assets	147,487	213,495
Discontinued operations	92,310	379,441
Total current assets	3,335,352	3,313,690

Long-term assets:
Gaming systems, net	1,104,333	2,255,030
Property and equipment, net	38,855	80,755
Other assets	223,333	402,498
Total long-term assets	1,366,521	2,738,283
Total assets	$4,701,873	$6,051,973

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$321,955	$327,662
Accrued liabilities	468,958	648,604
Deferred revenue	281,466	817,789
Long-term liability - related party, current portion	54,952	21,402
Long-term debt, current portion	-	30,793
Discontinued operations	70,383	113,185
Total current liabilities	1,197,714	1,959,435

Long-term liabilities:
Deferred revenue	-	118,436
Long-term liability - related party	268,646	368,598
Long-term debt	700,000	800,000
Total long-term liabilities	968,646	1,287,034
Total liabilities	2,166,360	3,246,469
Commitments and contingencies - see note 16
Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and outstanding

Common stock, no par value per share; authorized 40,000,000	-	-
shares, issued and outstanding 7,490,124 and 6,187,853 shares at
December 31, 2011 and December 31, 2010, respectively
Additional paid-in capital	48,368,283	46,827,622
Accumulated deficit	(45,832,770)	(44,022,118)
Total shareholders' equity	2,535,513	2,805,504
Total liabilities and shareholders' equity	$4,701,873	$6,051,973

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2009	5,606,264	$-	$45,500,172	$(39,999,674)	$5,500,498

Issuances of common stock, net	457,768	-	616,874	-	616,874
Issuances of common stock for
warrant conversions	22,450	-	-	-	-
Share-based compensation	101,371	-	710,576	-	710,576
Net loss	-	-	-	(4,022,444)	(4,022,444)
Balance, December 31, 2010	6,187,853	$-	$46,827,622	$(44,022,118)	$2,805,504

Issuances of common stock, net	937,126		976,330		976,330
Share-based compensation, net	365,145		564,331		564,331
Net loss				(1,810,652)	(1,810,652)
Balance, December 31, 2011	7,490,124	$-	$48,368,283	$(45,832,770)	$2,535,513

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,810,652)	$(4,022,444)
Net loss from discontinued operations	169,032	1,207,769
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,245,100	1,807,096
Share-based compensation expense	685,708	657,490
Provision for doubtful accounts and other receivables	308,094	30,981
Gain on sale of property and equipment	-	(1,440)
Changes in assets and liabilities:
Accounts and other receivables	73,869	173,445
Prepaid expenses and other assets	200,073	(5,293)
Inventory	(775,061)	736,247
Gaming systems	(24,260)	(1,489,919)
Accounts payable and accrued expenses	(299,756)	(225,656)
Deferred revenue	(654,377)	497,379
Net cash used in operating activities from continuing operations	(882,230)	(634,345)
Net cash provided by operating activities from discontinued operations	23,944	176,325
Net cash used in operating activities	(858,286)	(458,020)

Cash flows from investing activities:
Purchases of property and equipment	(18,925)	(5,688)
Proceeds from sale of equipment	-	2,805
Net cash used in investing activities	(18,925)	(2,883)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	848,054	527,550
Repayments of capital lease	(30,793)	(36,842)
Net cash provided by financing activities	817,261	490,708
Net increase (decrease) in cash and cash equivalents	(59,950)	29,805
Cash and cash equivalents, beginning of year	666,179	636,374
Cash and cash equivalents, end of period	$606,229	$666,179

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$82,581	$75,514
Income taxes	48,750	72,450

Non-cash transactions:
Amortization of commitment fee issued in common stock	$45,100	$-
Gaming inventory purchase - related party	-	396,500
Issuance of common stock for commitment fee	-	82,763
Purchase of Gaming Systems assets with capital lease		29,000
Issuance of common stock for debt cancellation	100,000	-
Transfers from inventory to property and equipment	9,319	-

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1. Nature of Business and Basis of Presentation

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

The Company previously operated an amusement business. During 2010, the Company decided to exit the amusement business to focus the Company’s resources on the higher-margin gaming business. The results of operations of the amusement business are reflected as a discontinued operation in the accompanying consolidated financial statements for all periods presented.

The Company completed a 2.5-to-1 reverse stock split on February 25, 2011. As a result of the reverse stock split, every 2.5 shares of common stock were combined into 1 share of common stock. The consolidated financial statements and notes to the consolidated financial statements have been restated to reflect the reverse stock split for all periods presented.

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

Cash and cash equivalents. The Company considers all cash accounts and highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of credit risk. Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivables. The Company’s credit risk is managed by investing primarily in high-quality money market instruments and accounts guaranteed by the U.S. government and its agencies.

Receivables and allowance for doubtful accounts. The Company monitors its exposure for credit losses on its customer receivable balances and the credit worthiness of its customers on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience and aging of accounts. As of December 31, 2011 and December 31, 2010, the Company recorded an allowance for doubtful accounts of $146,200 and $72,000, respectively. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

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

Research and development. Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations, except when certain qualifying expenses are capitalized. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. As of December 31, 2011 and 2010, no amounts had been capitalized as technological feasibility is generally established at or near the time of general release. Research and development costs include salaries, benefits, travel and other internal costs allocated to software and hardware development efforts, as well as purchased components, engineering services and other third-party costs.

Advertising. Advertising and promotional costs are expensed as incurred. Advertising costs for the years ended December 31, 2011 and 2010 were $2,400 and $2,000, respectively.

Inventories. Inventories are stated at the lower of cost or market, where cost is determined on a first-in, first-out basis. Inventories may include parts from gaming systems that have been previously operated at customer sites and returned for refurbishment and subsequent redeployment. Those inventory items are stated at the lower of cost or market, where cost is determined based on the undepreciated cost of the returned items. The Company regularly reviews inventory for slow moving, obsolete and excess characteristics in relation to historical and expected usage and establishes reserves to value inventory at the lower of cost or estimated net realizable value. If expectations related to customer demand change or the Company changes its product offering in the future, estimates regarding the net realizable value of inventory could also change.

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

Gaming systems and property and equipment are stated at cost, less accumulated depreciation. The Company includes an allocation of direct labor, indirect labor and overhead for each gaming system. Costs not clearly related to the procurement, manufacture and implementation are expensed as incurred. As gaming systems are returned from customer sites, the hardware components are dismantled and transferred to inventory at depreciated cost, and all labor, overhead and installation costs capitalized in connection with the original installation are expensed immediately. As the systems are returned to the Company’s warehouse, the various hardware components are individually taken apart, inspected, tested, thoroughly cleaned and refurbished with new components as needed for redeployment. Unusable parts are scrapped. Refurbished systems are transferred from inventory to the gaming systems account and depreciated over their estimated useful life in a manner consistent with new gaming systems described above. In addition, when the Company’s products have been delivered but the revenue associated with the arrangement has been deferred, the Company transfers the balance from inventory to gaming systems. This balance is then charged to cost of revenue as the related deferred revenue is recognized.

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

Offering costs. Offering costs incurred in connection with the Company’s equity offerings, consisting principally of legal, accounting and underwriting fees, are charged to additional paid in capital as incurred.

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

The accounting for income taxes involves significant judgments and estimates and deals with complex tax regulations. The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences (see Note 13 – “Income Taxes”).

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

Share-based compensation. The Company values its stock options issued based upon the Black-Scholes option pricing model and recognizes the compensation over the period in which the options vest. The Company values restricted and unrestricted share grants based on the closing market price of the shares at the date of grant and recognizes compensation expense over the period in which the shares vest. There are inherent estimates made by management regarding the calculation of stock option expense, including volatility, expected life and forfeiture rate (see Note 12 – “Shareholders’ Equity – Stock Incentive Plans”).

The Company recognizes compensation expense for options and shares that vest over time using the straight-line attribution approach. For performance-based options and shares issued to third parties, compensation expense is determined at each reporting date in accordance with the fair value method. Until the measurement date is reached, the total amount of compensation expense remains uncertain. Compensation expense is recorded based on the fair value of the award at the reporting date and then revalued, or the total compensation is recalculated, based on the current fair value at each subsequent reporting date.

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

Subsequent Events. Management has evaluated all events and transactions that occurred from January 1, 2012 through the date these consolidated financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements. There were no subsequent events requiring disclosure.

Recent Accounting Pronouncements

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

Change in Accounting Policy due to Recent Accounting Pronouncements

Revenue recognition. In October 2009, the FASB amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) No. 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. ASU 2009-13 amends the accounting for multiple-deliverable arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. The Company makes judgments which include the allocation of proceeds from multiple-deliverable arrangements to individual units of accounting and the appropriate timing of revenue recognition.  Effective January 1, 2011, the Company adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating on or after January 1, 2011.

The adoption of ASU 2009-13 and ASU 2009-14 increased net revenue reported for the year ended December 31, 2011 by $0.2 million as compared to the amount that would have been reported had the Company still been subject to the prior revenue guidance for all transactions. The increase in revenue for the year ended December 31, 2011 was due to the recognition of revenue that would have been previously deferred for multiple-deliverable arrangements, which include hardware with embedded software, professional services and post-contract customer support (“PCS”), where the Company was unable to establish vender-specific objective evidence (“VSOE”) of fair value for PCS. Under the previous accounting guidance in ASC Topic 985, which continues to be followed for transactions entered into prior to January 1, 2011, revenue from multiple-deliverable arrangements was deferred and recognized as PCS was delivered due to the absence of VSOE for PCS which is a requirement for separation of units of accounting under ASC Topic 985. The new standard allows for deliverables for which revenue would have been previously deferred to be separated into units of accounting with amounts allocated based on relative selling price if the delivered items have stand-alone value. As a result, for many of our software-related multiple-deliverable transactions where revenue was previously deferred and recognized as PCS was delivered, revenue is now recognized as each deliverable representing a separate unit of accounting is delivered. The Company expects the adoption to have a material impact on future periods, however the Company cannot estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

For contracts considered multiple-deliverable arrangements that were entered into or materially modified during or after 2011 which are subject to the guidance noted above, the Company evaluates each deliverable to determine whether they represent a separate unit of accounting. The delivered item constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered items where performance of the undelivered item is not considered probable and substantially in the Company’s control. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered items and revenue recognition is determined for the combined unit as a single unit of accounting. Allocation of arrangement consideration is determined at arrangement inception on the basis of each unit’s relative selling price.

The Company’s multiple-deliverable product offerings include both the sale and lease of gaming system hardware with embedded software, and the provision of professional services and PCS. The gaming system hardware and the embedded software are considered a single unit of accounting on a combined basis as the software is essential to the functionality of the hardware, and the software is never sold separately from the hardware. The professional services and PCS are each considered separate units of accounting. For fiscal year 2011 and future periods, pursuant to the guidance in ASU 2009-13, when a sale or lease arrangement contains multiple deliverables, the Company allocates revenues to each unit of accounting based on the selling price hierarchy: VSOE, third-party evidence (“TPE”), and the best estimate of selling price (“BESP”). If VSOE is available, it must be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used. The Company has not been able to establish VSOE for any deliverables in an arrangement with multiple deliverables due to infrequent sales of each item separately, not pricing products within a narrow range, or only having a limited sales history.

When VSOE cannot be established, the Company attempts to determine the standalone selling price for each deliverable based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. The Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company has not been able to establish TPE for any deliverables.

Since the Company is typically unable to determine VSOE or TPE, the Company uses BESP in its allocation of the arrangement consideration for contracts. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for product or service considering multiple factors and data points, including, but not limited to, internal costs, gross margin objectives and pricing practices for standalone sales and when products are sold with other deliverables. Market conditions and competitive factors are taken into account in determining the Company’s pricing practices. The Company limits the amount of revenue recognized for delivered items to the amount of BESP that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

For product sale arrangements containing multiple deliverables, revenue is generally recognized upfront for the hardware and embedded software unit of accounting in the amount allocated based on the relative selling price method (using BESP). Revenue allocated to professional services (installation and training) is recognized as those services are delivered, which usually occurs at or near the time of delivery of the hardware and embedded software unit of accounting (gaming system). Revenue allocated to PCS services is recognized as those services are delivered on a ratable basis over the PCS term. Revenue recognized from the delivery of gaming systems and installation and training services are limited to those amounts that are not contingent upon the delivery of future PCS or other services.

The Company’s lease arrangements are generally accounted for as operating leases as the terms are typically less than or equal to one year and they do not contain bargain purchase options, transfer of ownership or have minimum lease payments greater than 90% of the fair value of the leased equipment.  For lease arrangements containing multiple deliverables, revenue from fixed-fee leases of hardware and embedded software is generally recognized on a straight-line basis over the contract term. For leases where consideration varies based on the monthly amount of revenue earned by the customer, revenue is generally recognized on a monthly basis as the lease price for each period becomes fixed and determinable. To the extent that installation and training services are provided in a lease arrangement, those professional services are treated as separate units of accounting and the allocated amounts are recognized as those services are delivered, limited to the amount that is not contingent upon the delivery of future services.

If a customer initially leases gaming systems and subsequently purchases the equipment, revenue is recorded on the effective date of the purchase agreement and when all other relevant revenue recognition criteria have been met.  In addition to selling multiple-deliverable arrangements, the Company also sells certain products and services on a stand-alone basis that were not specifically affected by the adoption of ASU 2009-13 and ASU 2009-14. These transactions would include the sale of complete gaming systems (a rare occurrence) and the sale of spare parts and other peripheral equipment separately from the delivery of other products and services under multiple-deliverable arrangements.

Regardless of whether a transaction is a multiple-deliverable transaction subject to ASU 2009-13 and ASU 2009-14 or a stand-alone transaction, revenue is recognized only when persuasive evidence of an arrangement exists, shipment has occurred, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. If customer arrangements require formal notification of acceptance by the customer, revenue is recognized upon meeting such acceptance criteria.

Recently Issued Accounting Standards or Updates—Not Yet Adopted

Fair Value Measurements

In May 2011, the FASB issued an ASU to amend fair value measurement to achieve convergence between U.S. GAAP and IFRS. Effective for the 2012 second quarter, this ASU changes some fair value measurement principles and disclosure requirements, but is not expected to have a material impact on the Company’s financial statements.

Presentation of Other Comprehensive Income

In June 2011, the FASB issued an ASU to require other comprehensive income, including reclassification adjustments, to be presented with net income in one continuous statement or in a separate statement consecutively following net income. The ASU will be effective for 2013 first quarter and is not expected to have a material impact on the Company’s financial statements.

Note 2. Operations and Liquidity Management

Historically, the Company has incurred net losses and used cash from financing activities to fund operations. During 2010 and 2011, the Company significantly improved its operating results, renewed its credit facility, closed several equity transactions and entered into a stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) to improve liquidity and provide capital to grow the business. As of December 31, 2011, the Company’s cash balance was $606,000 and availability from its credit line was $348,000. Cash used in operations for the year ended December 31, 2011 was $858,000 including inventory purchases to support the launch of the ProCore product line. The level of additional cash needed to fund operations and the Company’s ability to conduct business for the next year is influenced primarily by the following factors:

●
The pace of growth in the gaming business and the related investments in inventory and spending on development and regulatory efforts. The Company is continuing the launch of ProCore, which will require additional investments in inventory in 2012;

●	The Company’s ability to control operating expenses as the business grows internationally and become more geographically diverse;
●	The Company’s ability to negotiate favorable payment terms with its customers and vendors;
●	The Company’s ability to access the capital markets, if necessary, and maintain availability under its credit lines; and
●	The impact of the economy or other factors on customers and suppliers, including the impact on demand for the Company’s products and customers’ ability to pay on a timely basis.

The Company’s operating plans call for balancing revenue growth with operating expense and working capital management and carefully monitoring the impact of growth on its cash needs and cash balances. The Company has demonstrated a trend of improving operating results over the past two years.

However, operations were recently impacted by regulatory changes in Mexico that significantly reduced revenue and gross margins in the fourth quarter. In response, the Company implemented new expense reduction initiatives in late 2011 to partially offset the impact of Mexico. While the Company believes the loss of business in Mexico to be temporary, it is building its operating plans based on replacing that business with new placements planned in other jurisdictions in 2012. The Company moved a portion of its electronic gaming tables from Mexico back to the United States in early 2012 to meet anticipated demand from those other markets.

The Company believes the capital resources available to it from its cash balances, credit facility, cash generated by improving the results of operations and cash from financing activities will be sufficient to fund ongoing operations and to support operating plans for at least the next 12 months. However, the Company may seek to raise additional capital or expand its credit facility to fund growth. There is no assurance that in the event the Company needs additional working capital that adequate additional working capital will be available or, if available, will be on acceptable terms. If the Company is unable to raise additional capital or expand its credit facilities, its ability to conduct business and achieve growth objectives would be negatively impacted.

Note 3. Discontinued Operations

In August 2010, the Company decided to exit the Amusement business due to declining demand and reduced pricing power for its Heads-Up Challenge product.

The results of operations and related non-recurring costs associated with the Amusement business have been presented as discontinued operations for all periods. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets. The statements of operations for the discontinued operations for the years ended December 31, 2011 and 2010 consisted of the following:

	Years Ended
	December 31,
	2011	2010

Revenue	$179,381	$1,087,311

Cost of revenue	238,205	1,945,882

Gross loss	(58,824)	(858,571)

Operating expenses	110,208	349,198

Net loss from discontinued operations	$(169,032)	$(1,207,769)

Cost of revenue for the year ended December 31, 2011 included nonrecurring charges of $166,000 related to lower of cost or market adjustments resulting from the Company’s decision to offer deep discounts significantly below book value to facilitate final liquidation of remaining inventory. Cost of revenue and depreciation for the year ended December 31, 2010 included nonrecurring charges of $905,054 related to lower of cost or market adjustments and recognition of unfavorable purchase commitments for inventory and $150,507 related to accelerated depreciation of property and equipment, respectively.

Operating expenses of discontinued operations consist primarily of selling expenses, shipping charges, bad debts, and product certification expenses.

Assets and liabilities of discontinued operations at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Assets:
Accounts receivable	$9,699	$72,657
Inventory	82,611	306,784
Total assets	$92,310	$379,441

Liabilities:
Accounts payable	$2,897	$9,232
Accrued liabilities	67,486	103,953
Total liabilities	$70,383	$113,185

Note 4. Accounts Receivable

Accounts receivable at December 31, 2011 and 2010 consist of the following:

	December 31,	December 31,
	2011	2010

Accounts receivable	$872,703	$1,129,510
Allowance for doubtful accounts	(146,183)	(71,999)
Accounts receivable, net	$726,520	$1,057,511

Note 5. Inventory

Inventory at December 31, 2011 and 2010 consist of the following:

	December 31,	December 31,
	2011	2010

Raw materials and components	$698,576	$767,217
Gaming systems in process	374,638	149,681
Finished goods	926,889	285,749
Reserve	(237,297)	(205,583)
Inventory, net	$1,762,806	$997,064

Note 6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31, 2011 and 2010 consist of the following:

	December 31,	December 31,
	2011	2010

Prepaid expenses	$54,012	$59,450
Stock issuance commitment fee, net	45,282	89,323
Other	48,193	64,722
Prepaid expenses and other assets	$147,487	$213,495

Deferred licensing fees, net	$173,153	$262,683
Long-term accounts receivable	-	82,333
Other	50,180	57,482
Other assets	$223,333	$402,498

Note 7. Gaming Systems

Gaming systems at December 31, 2011 and 2010 consist of the following:

	December 31,	December 31,
	2011	2010
Gaming systems	$6,473,043	$7,829,265
Less: accumulated depreciation	(5,368,710)	(5,574,235)
Gaming systems, net	$1,104,333	$2,255,030

Note 8. Property and Equipment

Property and equipment at December 31, 2011 and 2010 consist of the following:

	December 31,	December 31,
	2011	2010

Equipment	$456,715	$431,119
Leasehold improvements	202,508	199,948
Capitalized software	157,067	157,067
	816,290	788,134
Less: accumulated depreciation	(777,435)	(707,379)
Property and equipment, net	$38,855	$80,755

Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of an internal-use enterprise resource management system. Accumulated depreciation on capitalized software was $157,067 and $113,379 at December 31, 2011 and 2010, respectively. The software portion of this systems investment was financed through a capital lease obligation (see Note 10 - “Debt”).

Note 9. Accrued Liabilities

Accrued liabilities at December 31, 2011 and 2010 consist of the following:

	December 31,	December 31,
	2011	2010

Accrued professional fees	$62,736	$55,228
Other liabilities and customer deposits	406,222	593,376
Accrued liabilities	$468,958	$648,604

Note 10. Debt

The Company’s outstanding debt balances as of December 31, 2011 and 2010 consist of the following:

	December 31,	December 31,
	2011	2010

SVB Credit Facility	$-	$-
Founders' Loan	700,000	800,000
Capital lease obligation	-	30,793
Total debt	700,000	830,793
Current portion of debt	-	30,793
Long-term portion of debt	$700,000	$800,000

SVB Credit Facility. The Company maintains a credit facility with Silicon Valley Bank to support the Company’s working capital needs (the “SVB Credit Facility”). On February 22, 2012, the Company entered into the “Sixth Amendment to Loan and Security Agreement”, which extended the maturity date for the facility to January 16, 2013. Maximum advances are determined based on the composition of its eligible accounts receivable and inventory balances with a facility limit of $937,500. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%.

Based on the Company’s accounts receivable and inventory levels on December 31, 2011, as of such date availability was approximately $348,000 with no borrowings outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of December 31, 2011, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan.

As of December 31, 2011, there were no amounts drawn under the SVB Credit Facility.

Founders’ Loan. The Company entered into a loan agreement with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White, members of the Company’s board of directors, on March 24, 2008. The $2.0 million loan originally called for cash interest at 13% with all unpaid principal and interest payable on March 24, 2010.

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

On June 2, 2011, the maturity date of this loan was extended from March 21, 2012 to March 21, 2013. As of December 31, 2011, the carrying value of the Founders’ Loan was $0.7 million and its fair value was approximately $0.7 million. The loan contains no restrictive covenants and is collateralized by security interests in 62 PokerPro systems. Such interests have been subordinated to the SVB Credit Facility. During 2011 and 2010, the Company made $72,665 and $68,375, respectively, in aggregate interest payments in cash.

Capital Lease Obligation. During 2008, the Company entered into a 36-month capital lease, which expired in March 2011, to finance the purchase of a new internal-use ERP system for approximately $73,300. Under the lease, the Company made monthly payments of $2,400 and purchased the ERP system for $101 at the end of the lease term in March 2011.

In September 2010, the Company entered into a 12-month capital lease, which expired in August 2011, to finance the purchase of equipment for $29,000. Under the lease, the Company made monthly payments of $3,500 and purchased the software for $1 at the end of the lease term in August 2011.

Note 11. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 96% of their annual compensation, subject to annual limitations established by the Internal Revenue Service. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the years ended December 31, 2011 and 2010, the Company’s expenses related to the plan were $68,500 and $46,000, respectively.

Note 12. Shareholders’ Equity

Common and Preferred Stock

Common Stock. There are 40,000,000 authorized shares of the Company’s common stock of which 7,490,124 and 6,187,853 were outstanding as of December 31, 2011 and December 31, 2010, respectively.

Private Placement Transactions

On May 16, 2011, the Company completed a private placement of 506,161 shares of its common stock to accredited investors yielding aggregate proceeds of $648,440. The investors in the offering included certain of the Company’s executives and members of its Board of Directors including Joe Lahti, Mark Roberson, Lyle Berman, James Crawford and Lou White. These affiliates purchased an aggregate of 191,175 shares of common stock at $1.36 per share, the consolidated closing bid price reported on The NASDAQ Capital Market on May 12, 2011. Mr. White cancelled $100,000 of principal due under the Founders’ Loan as the consideration for his share purchase (see Note 10 “Debt” to the financial statements as at and for the year ended December 31, 2011).

In addition to the purchases by executives and Board members, non-affiliated accredited investors purchased an aggregate of 314,986 shares of the Company’s common stock at prices ranging from $1.22 to $1.24 per share, representing a 10% discount from the consolidated closing bid prices reported on The NASDAQ Capital Market on May 12, 2011 and May 13, 2011, respectively, the dates on which individual subscriptions were received.

During 2011 and 2010, the Company issued 157,854 and 101,372 shares of common stock to members of its Board of Directors for payment of board compensation. The number of shares was determined by dividing board compensation by the closing price on the NASDAQ Capital Market on the last trading day of the quarterly period.

Lincoln Park Transaction

On June 24, 2010, the Company entered into a $5 million purchase agreement that was subsequently amended on September 27, 2010 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited-liability company. In accordance with the Purchase Agreement, LPC simultaneously with the execution of the Purchase Agreement, purchased from the Company 40,000 shares of its common stock and a warrant to purchase an additional 40,000 shares of its common stock at $2.75 per share for an aggregate purchase price of $100,000. The warrant contains a call provision exercisable by the Company in the event its common stock trades above $7.50 per share for 20 consecutive days.

The Purchase Agreement, as amended, provides that the Company has the right over a 30-month period, or until March 10, 2013, to sell shares of its common stock to LPC every two business days in the amount of $50,000, which amount may be increased under certain circumstances. The purchase price is determined based on the lesser of the lowest sale price on the purchase date or the average of the three lowest closing sale prices during the preceding 12 days. In consideration for entering into the agreement, the Company issued to LPC 55,000 shares of its common stock and may issue up to 72,000 additional shares of common stock on a pro rata basis only if and when it sells additional shares to LPC. These shares will be held by LPC for 30 months or until such time when the Purchase Agreement is terminated.

Since June 24, 2010, the Company has sold an aggregate of 439,863 shares of its common stock to LPC for aggregate gross proceeds of $574,986, of which 291,549 shares were sold in 2011 resulting in gross proceeds of $324,990.

The Company will control the timing and amount of any future sales of shares to LPC and are under no obligation to sell any additional shares to LPC. The Purchase Agreement may be terminated by the Company at any time at its discretion and without any cost to the Company. Except for a limitation on variable priced financings, there are no negative covenants, restrictions on future financing, penalties or liquidated damages in the Purchase Agreement. The proceeds received by the Company under the Purchase Agreement are expected to be used for working capital purposes.

As of December 31, 2011, 259,989 shares remain available for purchase pursuant to the currently effective registration statement. The facility expires on March 10, 2013.

Preferred Stock. There are 5,000,000 authorized shares of preferred stock, none of which are outstanding as of December 31, 2011 and December 31, 2010.

Stock Incentive Plans

The Company’s shareholders have approved stock incentive plans, authorizing the issuance of stock option, restricted stock and other forms of equity compensation. Pursuant to the approved stock incentive plans 342,199 shares remained available for future grant as of December 31, 2011. The Company has historically issued stock options and restricted shares as compensation, although it has the authority to use other forms of equity compensation instruments in the future.

Principal assumptions used in determining the fair value of option awards include the following: (a) expected future volatility for the Company's stock price, which is based on the Company’s historical volatility, (b) expected dividends, (c) expected term and forfeiture rates, based on historical exercise and forfeiture activity, and (d) the risk-free rate is the rate on U.S. Treasury securities with a maturity equal to, or closest to, the expected life of the options. The assumptions used to determine the fair value of option awards for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Expected Volatility	96% - 98%	93% - 99%
Expected Dividends	0	0
Expected Term	6 yrs	6 yrs
Risk-free Rate	0.89% - 2.11%	1.41% - 2.43%

A summary of Stock Option activity and changes during the year for the year ended December 31, 2011 is as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Stock Options
Outstanding at December 31, 2010	882,494	$5.35
Granted	140,000	1.35
Exercised	-
Forfeited	(166,414)	6.06
Expired	-	-
Outstanding at December 31, 2011	856,080	$4.55	7.3	$(3,085,763)

Exercisable at December 31, 2011	445,008	$6.41	6.7	$(2,429,589)

The weighted-average grant-date fair value of options granted during 2011 and 2010 were $1.06 and $1.23, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was zero, as there was no option exercise activity during those periods.

A summary of the status of non-vested options as of December 31, 2011, and changes during the year ended December 31, 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	513,309	$1.55
Granted	140,000	1.06
Forfeited	(104,694)	1.43
Vested	(137,543)	1.64
Balance at December 31, 2011	411,072	$1.39

As of December 31, 2011, there was $241,200 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted-average period of 14.70 months. The amount of related expense calculated using the Black-Scholes option pricing model and recognized in 2011 and 2010 was $553,700 and $512,000, respectively. The total fair value of options vested during the years ended December 31, 2011 and 2010 were $1,100,600 and $405,000, respectively. The total intrinsic value of vested options as of December 31, 2011 and 2010 was $0.

A summary of Restricted Stock activity and changes during the year for the year ended December 31, 2011 is as follows:

		Weighted Average
Restricted Stock	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2010	-		$ -
Granted	395,000		335,750
Vested	(125,000)		(138,479)
Forfeited	-		-
Nonvested at December 31, 2011	270,000	1.8	$ 197,271

The grant date fair value of restricted stock is based on the closing market price of the stock at the date of grant. Compensation cost is amortized to expense on a straight-line basis over the requisite service periods, which ranged from zero to two years. As of December 31, 2011, there was $197,271 of unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of 20 months.

Note 13. Income Taxes

The total income tax expense provided on pretax income and its significant components were as follows:

	2011	2010
Current tax expense:
Federal	$-	$-
State	-	-
Foreign	50,569	55,916
	50,569	55,916
Deferred tax expense:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total income tax expense:
Federal	-	-
State	-	-
Foreign	50,569	55,916
	$50,569	$55,916

A reconciliation of the statutory federal income tax expense (benefit) at 34% to loss before income taxes and the actual income tax expense is as follows:

	2011	2010
Federal statutory income tax benefit	$(615,622)	$(962,273)
Increases (reductions) in taxes due to:
Nondeductible stock-based compensation	228,108	204,293
State taxes, net of federal benefit	(40,540)	(71,801)
Increase in valuation allowance	486,361	813,626
Other	(58,307)	16,155
Foreign income tax	50,569	55,916
Income tax expense	$50,569	$55,916

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the consolidated financial statements include the following amounts:

	2011	2010
Deferred tax asset:
Start-up costs capitalization	$94,570	$105,421
Loss carryforwards	11,325,474	11,455,437
Depreciation	1,714,367	1,863,303
Tax credit carryforwards	477,255	426,686
Share-based compensation expense	197,486	191,708
Accounts receivable	70,298	44,020
Inventory	924,777	233,332
Other	872	1,401
	14,085,099	14,321,308

Deferred tax liability:
Prepaid expenses	(10,082)	(12,652)
	(10,082)	(12,652)

	14,795,017	14,308,656
Less valuation allowance	(14,795,017)	(14,308,656)
Net deferred tax asset	$-	$-

As of December 31, 2011 and December 31, 2010, the Company has federal net operating loss carryforwards of approximately $31,290,000 and $30,538,000, respectively, North Carolina net economic loss carryforwards of approximately $14,321,000 and $14,314,000, respectively and California net operating losses in the amounts of approximately $828,000 and $565,000, respectively. Included in the federal net operating loss carryforwards is a deduction for the exercise of nonqualified stock options. However, the net operating loss attributable to the excess of the tax deduction for the exercised nonqualified stock options over the cumulative expense recorded in the consolidated financial statements is not recorded as a deferred tax asset. The benefit of the excess deduction of $37,000 will be recorded to additional paid in capital when the Company realizes a reduction in its current taxes payable. These carryforwards can be used to offset taxable income in future years, which expire through 2031. The Company also has research and experimentation tax credit carryforwards for federal of approximately $419,000. These credit carryforwards may be used to offset federal income taxes in future years through their expiration in 2027.

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has assessed its earnings history and anticipated earnings, the expiration date of the carryforwards and other factors and has determined that valuation allowances should be established against the deferred tax assets as of December 31, 2011 and 2010. The change in the valuation allowance of $486,361 for the year ended December 31, 2011 was due to the increase in net deferred tax assets, principally driven by increases in net deferred tax assets principally driven by increases in deferred tax assets related to inventory reserves.

The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended December 31, 2011 and 2010:

	2011	2010
Unrecognized tax benefits at January 1	$418,907	$418,907

Gross increases—tax positions in prior period	-	-
Gross decreases—tax positions in prior period	-	-
Gross increases—tax positions in current period	-	-
Gross decreases—tax positions in current period	-	-
Settlements	-	-

Unrecognized tax benefits at December 31	$418,907	$418,907

The Company's policy is to include interest and penalties recognized in conjunction with unrecognized tax benefits as a component of income tax expense. No interest or penalties were recognized by the Company during 2011.

The Company files U.S. federal, U.S. state, Mexican and Canadian tax returns. The tax years 2006 through 2011 generally remain subject to examination by the IRS for U.S. federal tax purposes, as do U.S. state tax returns by the appropriate state taxing authorities and the Canadian tax returns by Revenue Canada.

The utilization of the Company's net operating loss carryforwards and tax credit carryforwards may be subject to a substantial limitation should a change of ownership occur or have occurred, as defined under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation could result in the expiration of the net operating loss carryforwards before their utilization. Currently, a valuation allowance equal to the total deferred tax assets has been established. Prior to any potential utilization, the Company does plan to undertake a detailed study in order to determine any potential §382 limitations. The Company is unable to fully estimate the impact of any such §382 limitations.

Note 14. Related Party Transactions

Transactions with Aristocrat

License fees from and equipment sales to Aristocrat of $80,800 and $6,350, respectively, were recorded in the year ended December 31, 2011, while $229,000 and $5,000, respectively, were recorded during the year ended December 31, 2010. As of December 31, 2011 and December 31, 2010, $10,200 and $40,000, respectively, were due from Aristocrat and included in accounts receivable in the accompanying Consolidated Balance Sheets. As of December 31, 2011 and 2010, no amounts were due to Aristocrat.

The Company terminated its Exclusive Distribution Agreement and entered into an Equipment Purchase Arrangement with Aristocrat effective January 15, 2010. The Equipment Purchase Arrangement provides that the purchase price for the purchased equipment will be paid from the Company to Aristocrat as the purchased equipment is deployed and revenues are received by the Company. As revenues are received by the Company, the payment to Aristocrat will be calculated as 20% of the Company’s gross revenue attributable to each table, up to a specified cap per table. The Company initially recorded a liability of $396,500 related to its purchase of inventory. As of December 31, 2011 and December 31, 2010, $323,600 and $390,000, respectfully, remain outstanding to Aristocrat as reflected in the accompanying Consolidated Balance Sheet. These obligations will be paid only as the Company receives revenue from the placement of the specified purchased inventory.

As of December 31, 2011 and 2010, Aristocrat owned 9.6% and 11.7%, respectively, of the Company’s common stock.

Transactions with ICP Electronics, Inc.

The Company purchased products and services from ICP Electronics, Inc., a Taiwan corporation (“ICP Electronics”) of $515,100 and $585,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company had an accounts payable balance to ICP Electronics, Inc. of $28,300 and $67,000, respectively. As of December 31, 2011 and 2010, the Company has contractual obligations with ICP Electronics, Inc. totaling $947,500 and $276,000, respectively.

Private Placement Transactions

During 2010 and 2011, the Company completed a private placement transaction in which members of the Company’s board and management purchased shares of common stock. In addition, in connection with the 2011 private placement transaction, a board member cancelled $100,000 of principal due under the Founders’ Loan as the consideration for his share purchase - see Note 10 “Debt” and Note 12 “Shareholders’ Equity”.

Office Lease

The Company currently leases its office and manufacturing facility from an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors. The entity purchased the building while the Company was already a tenant. The lease terms were negotiated and are consistent with the rent paid by other tenants in the building. Rent expense recorded for the leased space for the years ended December 31, 2011 and 2010 were $142,600 and $166,000, respectively.

In August 2011, the terms of the lease were renegotiated with the lease term extended to August 31, 2013, monthly rentals reduced from $12,200 per month to $11,520 per month, and provisions added to allow the Company to buy out the lease or reduce its space commitment under certain circumstances prior to the expiration of the lease.

Founders’ Loan

The Company has loans outstanding with members of its board of directors. See Note 10 “Debt”.

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

Revenues by geographic area are determined based on the location of the Company’s customers. For fiscal 2011 and 2010, revenues from customers outside the United States accounted for 39.9% and 39.7% of consolidated revenue, respectively. The following is revenues and long-lived assets by geographic area as of and for the years ended December 31:

	2011	2010
Revenue:
United States	$3,904,778	$3,557,062
North America (excluding U.S.)	1,164,866	1,686,128
Europe	771,207	273,890
Other International	655,572	381,827
	$6,496,423	$5,898,907

	2011	2010
Long-lived assets, end of year:
United States	$1,026,157	$1,210,860
North America (excluding U.S.)	223,882	1,328,708
Europe	62,021	141,624
Other International	54,461	57,091
	$1,366,521	$2,738,283

Note 16. Commitments and Contingencies

Leases

The Company leases its corporate office and manufacturing facility under a lease agreement with a term of four years. The lease requires the Company to pay insurance and maintenance. This facility is approximately 14,400 square feet and is located in Matthews, North Carolina. This facility is leased by an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors (see Note 14 – “Related Party Transactions”).

The Company also leases certain equipment under lease agreements with terms up to two years and storage facilities.

The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year Ending December 31,	Amount
2012	$144,337
2013	93,504
Thereafter	-
$237,841

Rent expense for the years ended December 31, 2011 and 2010 was $146,600 and $184,000, respectively.

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

On August 21, 2009, a complaint was filed against the Company in the United States District Court for the District of Nevada by Marvin Roy Feldman. The plaintiff is seeking unspecified monetary damages related to the Company’s distribution of PokerPro in Mexico. The Company believes that it has several meritorious defenses to these claims, and the Company intends to defend itself vigorously.

Note 17. Restatement of Unaudited Interim Consolidated Financial Statements

During the fourth quarter of 2011, the Company determined that its previously issued consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2011 should be restated to revise conclusions by management regarding the application of Accounting Standards Update 2009-14 “Software (Topic 985), Certain Revenue Arrangements That Include Software Elements” and Accounting Standards Update 2009-13 “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements” to several customer contracts entered into during the first nine months of 2011 which involved the sale of hardware accompanied by embedded software and related services. During the Company’s year-end closing procedures, management revisited its revenue recognition analysis and concluded its sale of gaming systems products should be accounted for as separate units of accounting. As a result, the Company’s results for the first three quarters of 2011 have been restated. The impact of these adjustments on the previously issued quarterly consolidated financial statements in 2011 is summarized below.

	Three Months Ended
	March 31, 2011
Statements of Operations	As Reported	As Restated

Revenue
License and service fees	$1,348,703	$1,355,959
Sales of systems and equipment	333,923	608,403
Total revenue	1,682,626	1,964,362
Cost of revenue	476,671	571,100
Gross profit	1,205,955	1,393,262

Net loss from continuing operations	(454,025)	(266,718)

Net loss	$(463,999)	$(276,692)

Net loss from continuing operations per common share - basic and diluted	$(0.07)	$(0.04)

Net loss per common share - basic and diluted	$(0.07)	$(0.04)

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
Statements of Operations	As Reported	As Restated	As Reported	As Restated

Revenue
License and service fees	$1,222,933	$1,222,933	$2,571,636	$2,578,892
Sales of systems and equipment	355,070	277,381	688,993	885,784
Total revenue	1,578,003	1,500,314	3,260,629	3,464,676
Cost of revenue	457,688	430,966	934,359	1,002,066
Gross profit	1,120,315	1,069,348	2,326,270	2,462,610

Net loss from continuing operations	(400,709)	(451,676)	(854,734)	(718,394)

Net loss	$(401,138)	$(452,105)	$(865,137)	$(728,797)

Net loss from continuing operations per common share - basic and diluted	$(0.06)	$(0.07)	$(0.13)	$(0.11)

Net loss per common share - basic and diluted	$(0.06)	$(0.07)	$(0.13)	$(0.11)

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
Statements of Operations	As Reported	As Restated	As Reported	As Restated

Revenue
License and service fees	$1,252,811	$1,257,107	$3,824,447	$3,835,999
Sales of systems and equipment	384,946	436,710	1,073,939	1,322,494
Total revenue	1,637,757	1,693,817	4,898,386	5,158,493
Cost of revenue	506,385	540,690	1,440,744	1,542,756
Gross profit	1,131,372	1,153,127	3,457,642	3,615,737

Net loss from continuing operations	(516,724)	(494,969)	(1,371,458)	(1,213,363)

Net loss	$(515,508)	$(493,753)	$(1,380,645)	$(1,222,550)

Net loss from continuing operations per common share - basic and diluted	$(0.07)	$(0.07)	$(0.21)	$(0.18)

Net loss per common share - basic and diluted	$(0.07)	$(0.07)	$(0.21)	$(0.19)

	As of March 31, 2011		As of June 30, 2011		As of September 30, 2011
Balance Sheets	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Current assets:
Accounts receivable, net	$1,209,414	$1,209,414	$1,067,907	$1,067,907	$1,066,588	$1,068,588

Total current assets	3,594,057	3,594,057	3,785,272	3,785,272	3,739,096	3,741,096

Long-term assets:
Gaming systems, net	2,049,834	1,959,904	2,028,692	1,963,685	1,694,128	1,621,816

Total long-term assets	2,449,376	2,359,446	2,356,300	2,291,293	1,971,162	1,898,850

Total assets	$6,043,433	$5,953,503	$6,141,572	$6,076,565	$5,710,258	$5,639,946

Current liabilities:
Accrued liabilities	$707,797	$712,297	$468,207	$470,906	$575,373	$605,072
Deferred revenue	1,030,590	781,686	929,531	731,235	742,621	484,515

Total current liabilities	3,085,730	2,841,326	2,024,501	1,828,904	1,872,181	1,643,774

Long-term liabilities:
Deferred revenue	32,833	-	5,750	-	-	-

Total long-term liabilities	356,526	323,693	1,009,185	1,003,435	982,129	982,129

Total liabilities	3,442,256	3,165,019	3,033,686	2,832,339	2,854,310	2,625,903

Shareholders' equity
Accumulated deficit	(44,486,117)	(44,298,810)	(44,887,255)	(44,750,915)	(45,402,763)	(45,244,668)

Total shareholders' equity	2,601,177	2,788,484	3,107,886	3,244,226	2,855,948	3,014,043

Total liabilities and shareholders' equity	$6,043,433	$5,953,503	$6,141,572	$6,076,565	$5,710,258	$5,639,946

	As of March 31, 2011		As of June 30, 2011		As of September 30, 2011
Statements of Shareholders' Equity	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Net Loss	$(463,999)	$(276,692)	$(401,138)	$(452,105)	$(515,508)	$(493,753)
Total Shareholders' Equity	$2,601,177	$2,788,484	$3,107,886	$3,244,226	$2,855,948	$3,014,043

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31, 2011		June 30, 2011		September 30, 2011
Statements of Cash Flows	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Cash flows from operating activities
Net loss	$(463,999)	$(276,692)	$(865,137)	$(728,797)	$(1,380,645)	$(1,222,550)
Depreciation and amortization	373,795	368,249	752,960	720,457	1,117,238	1,051,187
Accounts and other receivables	(149,812)	(149,812)	(108,927)	(108,927)	(252,653)	(254,653)
Inventory	(44,070)	(46,100)	7,674	7,674	(438,839)	(438,839)
Gaming systems	(150,352)	(52,842)	(485,863)	(388,354)	(496,586)	(358,224)
Accounts payable and accrued expenses	87,708	92,204	(55,862)	(53,163)	(23,017)	6,683
Deferred revenue	127,581	(154,156)	(562)	(204,607)	(193,222)	(451,328)
Net cash provided by (used in) operating activities from continuing operations	37,075	37,075	(276,128)	(276,128)	(658,742)	(658,742)
Net cash provided by (used in) operating activities	36,399	36,399	(293,757)	(293,757)	(677,897)	(677,897)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions (Chargeoffs)	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2011	$71,999	$237,962	$-	$163,778	$146,183
Year ended December 31, 2010	$157,170	$40,795	$-	$125,966	$71,999

INVENTORY RESERVE
Year ended December 31, 2011	$205,583	$34,473	$2,758	$-	$237,298
Year ended December 31, 2010	$334,935	$-	$-	$129,352	$205,583

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

3.2	Bylaws (as amended and restated through July 29, 2005) (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1 filed on October 5, 2005 (No. 333-127181)).

10.1
Trademark Assignment Agreement among PokerTek, Inc., James Crawford and Gehrig H. White, effective July 13, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

10.2	PokerTek, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 filed on June 6, 2007 (No. 333-143552)).*

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

10.5
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

10.8	PokerTek, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.9
Form of Stock Option Agreement for PokerTek, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1 filed on September 13, 2005 (No. 333-127181)).*

10.10	Form of Non-Employee Director Stock Option Agreement for PokerTek, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on March 6, 2006).*

10.11
PokerTek, Inc. 2004 Stock Incentive Plan (as amended and restated through July 29, 2005) (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.12	Form of Stock Option Agreement for 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).*

10.13
Note Purchase Agreement by and between PokerTek, Inc. and Lyle A. Berman, James T. Crawford, III, Arthur Lee Lomax and Gehrig H. “Lou” White, dated March 24, 2008 (incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarterly ended March 31, 2008 filed on May 15, 2008).

10.14
Loan and Security Agreement, effective July 25, 2008, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2008 filed August 14, 2008).

10.15
Export-Import Bank Loan and Security Agreement, dated July 25, 2008, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended June 30, 2008 filed August 14, 2008).

10.16
Borrower Agreement, dated July 25, 2008, made and entered into by PokerTek, Inc. in favor of the Export-Import Bank of the United States and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008).

10.17
First Amendment to Loan and Security Agreement, dated December 23, 2008, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2009 filed on May 14, 2009).

Exhibit No.	Description

10.18
First Amendment to Export-Import Bank Loan and Security Agreement, dated December 23, 2008, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2009 filed on May 14, 2009).

10.19
Second Amendment to Loan and Security Agreement, dated July 23, 2009, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.20
Second Amendment to Export-Import Bank Loan and Security Agreement, dated July 23, 2009, between PokerTek, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.21
Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Joseph J. Lahti (incorporated by reference to Exhibit 10.7 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.22
Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Arthur L. Lomax (incorporated by reference to Exhibit 10.8 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.23
Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and James T. Crawford, III (incorporated by reference to Exhibit 10.9 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.24
Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Gehrig H. White (incorporated by reference to Exhibit 10.10 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.25
Indemnification Agreement, dated July 15, 2009, between PokerTek, Inc. and Mark D. Roberson (incorporated by reference to Exhibit 10.11 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.26
Amendment No. 1 to a $2.0 million Secured Promissory Note between PokerTek, Inc. and Lyle Berman, Gehrig H. White, James T. Crawford, III, and Arthur L. Lomax, effective as of July 9, 2009 (incorporated by reference to Exhibit 10.14 to our Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009).

10.27
Amendment No. 2 to Secured Promissory Note and Amendment No. 1 to Note Purchase Agreement and Security Agreement, dated September 10, 2009(incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2009 filed on November 13, 2009).

10.28	PokerTek, Inc. 2009 Stock Incentive Plan (incorporated by reference to Appendix A to our Definitive Schedule 14A filed on August 7, 2009).*

10.29	Third Amendment to Loan and Security Agreement, dated August 27, 2010, between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 from our Form 10-Q filed on November 15, 2010).

10.30
Amended and Restated Purchase Agreement dated as of September 27, 2010, by and between us and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on September 28, 2010).

10.31	Amendment to the PokerTek, Inc. 2009 Stock Incentive Plan effective as of June 2, 2011 (incorporated by reference to Appendix A to our Definitive Schedule 14A filed on April 29, 2011).*

10.32	Loan Modification Agreement, dated June 2, 2011, by and among us and our founders (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on June 7, 2011).

10.33	Employment Agreement, dated June 2, 2011, between us and Mark D. Roberson(incorporated by reference to Exhibit 10.2 from our Form 8-K filed on June 7, 2011).*

10.34	Employment Agreement, dated June 2, 2011, between us and James T. Crawford (incorporated by reference to Exhibit 10.3 from our Form 8-K filed on June 7, 2011).*

10.35	Office/Warehouse Lease Amendment No. 2 between us and Crawford White Investments, LLC dated August 11, 2011 (incorporated by reference to Exhibit 10.1 from our Form 10-Q filed on August 8, 2011).

10.36	Fifth Amendment to the Loan and Security Agreement between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on November 14, 2011)

10.37	Sixth Amendment to the Loan and Security Agreement between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on February 23, 2011).

10.38	Form of Employee Incentive Stock Option Agreement for the PokerTek, Inc. 2009 Stock Incentive Plan*

10.39	Form of Employee Nonqualified Stock Option Agreement for the PokerTek, Inc. 2009 Stock Incentive Plan*

Exhibit No.	Description

10.40	Form of Director Nonqualified Stock Option Agreement for the PokerTek, Inc. 2009 Stock Incentive Plan*

10.41	Form of Independent Contractor Nonqualified Stock Option Agreement for the PokerTek, Inc. 2009 Stock Incentive Plan*

10.42	Form of Restricted Stock Award Agreement for the PokerTek, Inc. 2009 Stock Incentive Plan*

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Compensatory plan or arrangement or management contract

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