Form 10-K/A
period 2011-12-31
POKERTEK, INC.
filed 2012-04-30
CIK 1302177

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                    Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2011 was $5,131,141 based upon the last reported sale price on the NASDAQ Capital Market.

On March 31, 2012, there were 7,553,388 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

PokerTek, Inc. (the “Company,” “PokerTek,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011 (our “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2012, to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by April 29, 2012.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are filed, and Exhibit 32.1 is furnished herewith. This Amendment does not amend or otherwise update any other information in our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Under our amended and restated bylaws, the Board of Directors (the “Board”) consists of five to nine members, as determined by the Board or the shareholders from time to time. As of the date hereof, the Board consists of five members. Directors are elected annually to serve for one-year terms and until their successors are duly elected and qualified or until their prior death, resignation, removal or disqualification or until there is a decrease in the number of directors. There are no family relationships among any of our directors or officers. The names of the members of the Board, their principal occupations and certain other information follow:

Lyle A. Berman, age 70, has been a member of the Board since January 2005 and served as Chairman of the Board from January 2005 until September 2011. Mr. Berman is Chairman of the Board and Chief Executive Officer of Lakes Entertainment, Inc. (NASDAQ: LACO), a position he has held since June 1998. Lakes Entertainment is a publicly-held company that develops and manages Native-American-owned casinos. Since April 2005, Mr. Berman has been the Executive Chairman of Voyager Oil & Gas, Inc. (f/k/a WPT Enterprises, Inc.) (AMEX: VOG). At Voyager Oil & Gas, he was Chairman of the Board from March 2002 through April 2005 and Chief Executive Officer from February 2004 until April 2005. Mr. Berman received a B.S. degree in Business Administration from the University of Minnesota.

Mr. Berman has extensive experience in casino operations and with a wide variety of publicly-traded and privately-held companies in gaming and other diverse industries. Mr. Berman brings executive decision-making skills; operating, management, and business development experience; and general business acumen to the Board as a result of his professional experiences. These experiences provide the Board with industry expertise and general business experience important to the oversight of our business.

James T. Crawford, III, age 50, is a co-founder of PokerTek and has served as our President, Secretary, and member of the Board since our inception in August 2003.

Mr. Crawford brings operating and sales experience to the Company as a result of his professional experiences. These experiences and Mr. Crawford’s ongoing interaction with our customers and suppliers provides the Board with industry expertise important to our business, as well as a detailed understanding of our business and operations and the economic environment in which we operate.

Joseph J. Lahti, age 51, has served on the Board since March 2006 and became our Chairman of the Board in September 2011. Mr. Lahti held the positions of Chief Operating Officer, President, Chief Executive Officer, and Chairman at Shuffle Master, Inc., a gaming-supply company to the casino industry, between 1993 and 2002. He served on the board of Zomax, Inc. from October 2004 to June 2007. In April 2010, Mr. Lahti joined the board of Voyager Oil & Gas, Inc. (AMEX: VOG), which acquires oil and gas properties. Mr. Lahti is also President of JL Holdings, through which he provides funding and management leadership to early-stage companies. Mr. Lahti received a B.A. degree in Economics from Harvard University.

Mr. Lahti serves as the Audit Committee financial expert. He brings executive decision-making skills, operating and management experience, expertise in finance, business development experience, and direct gaming industry business acumen to the Board as a result of his professional experiences. These experiences provide the Board with financial and strategic planning expertise and direct industry expertise important to the oversight of our financial reporting and business strategy implementation.

Arthur L. Lomax, age 55, has been a member of the Board since our inception in August 2003, and from August 2003 to July 2005, he served as our Treasurer. In 2002, he founded Carolina Classical School in Tryon, North Carolina and served as Headmaster until the school merged with another in 2007. Mr. Lomax received a B.S. in Business Administration from University of North Carolina at Chapel Hill.

Mr. Lomax brings executive decision-making skills; sales and business development experience; and general business acumen to the Board as a result of his professional experiences. These experiences provide the Board with general business experience important to the oversight of our business.

Gehrig H. White, age 49, is a co-founder of PokerTek and has served as a member of the Board since our inception in August 2003. He also served as our Chief Executive Officer from August 2003 until September 2007 when he became Vice Chairman of the Board. Mr. White received a B.S. degree in Computer Science from North Carolina State University and a Masters in Business Administration from Queens College.

Mr. White brings executive decision-making skills; sales and business development experience; and general business acumen to the Board as a result of his professional experiences. These experiences provide the Board with general business experience important to the oversight of our business.

Executive Officers

Our current executive officers are as follows:

Name	Age	Title

Mark D. Roberson	47	Chief Executive Officer, Chief Financial Officer and Treasurer

James T. Crawford, III	50	President and Secretary

Hal J. Shinn, III	47	Chief Technology Officer

Certain information with respect to our executive officers is provided below. Officers are appointed to serve at the discretion of the Board. Information regarding Mr. Crawford is included in the director profiles set forth above.

Mark D. Roberson has served as our Chief Executive Officer since February 2010 and as our Chief Financial Officer and Treasurer since October 2007. He was our Acting Chief Executive Officer from May 2009 through February 2010. He started his career in public accounting and was part of the team that opened the current PricewaterhouseCoopers office in Greensboro, North Carolina. Mr. Roberson also served in various financial leadership roles with LifeStyle Furnishings International, a manufacturer and distributor of home furnishings with annual revenues of $2 billion. He was a member of the management team that led the purchase of LifeStyle from Masco Corporation as well as the successful sale of the company six years later. He also obtained extensive corporate finance and operations experience with Baker & Taylor, Krispy Kreme Manufacturing & Distribution, and Curtiss-Wright Controls. Mr. Roberson is a Certified Public Accountant in the state of North Carolina.

Hal J. Shinn, III, has served as our Chief Technology Officer since August 2004. Mr. Shinn is a graduate of the Georgia Institute of Technology, where he earned a B.S. degree in Aerospace Engineering and a M.S. degree in Technology and Science Policy.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act, our directors, officers and beneficial owners of more than 10% of our common stock are required to report their beneficial ownership of common stock and any changes in that ownership to the SEC. Officers, directors, and greater-than-10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors, and greater-than-10% stockholders were complied with during the fiscal year ended December 31, 2011.

CODE OF BUSINESS CONDUCT AND ETHICS

We maintain a Code of Business Conduct and Ethics to provide guidance on sustaining our commitment to high ethical standards. The code applies to our employees, officers, directors, agents, representatives, consultants, advisors and independent contractors. We will disclose any waivers of the code applicable to our directors or executive officers on a Form 8-K as required by NASDAQ listing standards or applicable law. Any waivers of the code for executive officers or directors may be made only by the Board or by a Board committee. To date, no waivers have been requested or granted. A copy of this code is available at www.pokertek.com.

AUDIT COMMITTEE

The Audit Committee is a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Joseph Lahti, Chairman; Lyle Berman; and Arthur Lomax. Each member of the Audit Committee is an independent director under existing NASDAQ listing standards and SEC requirements. In addition, the Board has determined that Mr. Lahti is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Exchange Act of 1933, as amended.

Item 11.         Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation for the years ended December 31, 2011 and December 31, 2010 of our: (i) principal executive officer, which is our Chief Executive Officer and (ii) two other most highly compensated executive officers in 2011, which are our President and Chief Technology Officer, whose total compensation exceeded $100,000 (our “Named Executive Officers”).

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (1)	All Other Compensation (2)	Total
Mark D. Roberson	2011	$160,000	$79,688	$175,461	$5,867	$421,015
Chief Executive Officer, Chief	2010	$160,000	$-	$157,204	$2,133	$319,337
Financial Officer and Treasurer

James T. Crawford	2011	$160,000	$-	$37,333	$4,667	$202,000
President and Secretary	2010	$160,000	$-	$35,354	$2,133	$197,487

Hal J. Shinn	2011	$152,250	$-	$47,492	$6,090	$205,832
Chief Technology Officer	2010	$152,250	$-	$23,886	$2,030	$178,166

(1)
Reflects the grant date fair value of the awards granted during the year in accordance with FASB ASC Topic 718, Accounting for Stock Compensation. The assumptions underlying the valuation of equity awards are set forth in Notes 1 and 12 of our financial statements included in our Form 10-K, as originally filed.

(2)	The amounts in the All Other Compensation column consist of matching contributions to our 401(k) plan.

Outstanding Equity Awards at Fiscal-Year End

The following table details all outstanding equity awards held by Named Executive Officers at December 31, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested

Mark D. Roberson	67,333	33,667	(1)	$2.03	September 11, 2019	150,000	$142,500	(2)
	15,000	15,000	(1)	$1.20	March 31, 2020
	10,000	10,000	(1)	$2.75	May 12, 2020
	6,667	33,333	(1)	$1.35	March 23, 2021

James T. Crawford	36,668	(36,668)	(1)	$2.03	September 11, 2019
	15,000	15,000	(1)	$1.20	March 31, 2020

Hal J. Shinn	30,000	-		$6.68	August 31, 2014
	8,000	-		$6.68	December 31, 2014
	24,000	12,000	(1)	$2.03	September 11, 2019

(1)	16.67% of the shares underlying this option vest every six months from the date of the option grant.

(2)	The December 30, 2011 closing price of PokerTek's common stock as reported on the NASDAQ Capital Market was $0.95.

Director Compensation

Effective June 2, 2011, we entered into Board Member Compensation Plans with Lyle Berman, Joseph Lahti, Arthur Lomax, and Gehrig White. Pursuant to these agreements, for their service on the Board, each receives annual compensation of $48,000, payable in quarterly installments of $12,000. At each director’s election, the fees are payable in cash or in shares of our common stock. In the event that such fees are paid in the form of our common stock, the number of shares issued is determined by the consolidated closing bid price as reported on the NASDAQ Capital Market on the last trading day of the quarter.

Director Compensation Table – 2011

Name	Director Fees Earned or Paid in Cash		Stock Awards		Option Awards (4)	Total

Joseph J. Lahti	$48,000	(1)	$53,125	(3)	$-	$101,125

Arthur L. Lomax	$48,000		$-		$-	$48,000

Lyle A. Berman	$48,000	(2)	$-		$-	$48,000

Gehrig H. White	$48,000		$-		$-	$48,000

(1)
Includes director fees of $36,000 paid to Mr. Lahti in restricted shares of our common stock with an equal aggregate grant date fair value computed in accordance with FASB ASC Topic 718, Accounting for Stock Compensation. The assumptions underlying the valuation of the restricted shares are set forth in Notes 1 and 12 of our financial statements included in our Form 10-K, as originally filed.

(2)
Includes director fees of $48,000 paid to Mr. Berman in restricted shares of our common stock with an equal aggregate grant date fair value computed in accordance with FASB ASC Topic 718, Accounting for Stock Compensation. The assumptions underlying the valuation of the restricted shares are set forth in Notes 1 and 12 of our financial statements included in our Form 10-K, as originally filed.

(3)
Reflects the dollar amount of awards recognized for financial reporting purposes for the year ended December 31, 2011 in accordance with FASB ASC Topic 718, Accounting for Stock Compensation. The assumptions underlying the valuation of the shares are set forth in Notes 1 and 12 of our financial statements included in our Form 10-K, as originally filed. Mr. Lahti received a stock award of 150,000 shares of our common stock upon becoming Chairman of the Board. At December 31, 2011, he held 100,000 unvested shares of our common stock.

(4)
No option awards were granted in 2011. At December 31, 2011, Mr. Lahti had outstanding of options to purchase 20,000 shares of our common stock; Mr. Berman had outstanding options to purchase 80,000 shares of our common stock.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2011 relating to our equity compensation plans, under which grants of stock options, restricted stock and other rights to acquire shares of our common stock may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column(a)) (2)
	(a)	(b)	(c)

Equity compensation plan approved by security holders	1,251,080	$3.38	342,199

Equity compensation plan not approved by security holders	-	-	-

Total	1,251,080	$3.38	342,199

(1)	The exercise prices for outstanding options granted to employees range from $1.20 to $29.90 per share.

(2)	In addition to being available for future issuance upon exercise of stock options, our Stock Incentive Plans provide for the issuance of restricted stock awards and other stock-based awards.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 1, 2012 by (a) each person known by us to own beneficially more than five percent of the outstanding shares of our common stock, (b) each director, (c) the Named Executive Officers and (d) all current directors and officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of April 1, 2012 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each shareholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise noted, the address of all listed shareholders is c/o PokerTek, Inc., 1150 Crews Road, Suite F, Matthews, North Carolina 28105.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class

Directors and Executive Officers:
Gehrig H. White	762,997	(1)	10.10%
James T. Crawford	777,457	(2)	10.29%
Lyle A. Berman	726,382	(3)	9.62%
Arthur L. Lomax	258,280		3.42%
Joseph J. Lahti	323,193	(4)	4.28%
Mark D. Roberson	252,480	(5)	3.34%
Hal J. Shinn	68,000	(6)	0.90%
All directors and executive officers as a group (7 persons)	3,168,789		41.95%

5% Shareholders:
Aristocrat International Pty. Limited	723,018	(7)	9.57%

(1)
Includes 31,037 shares of common stock owned by Mr. White and 731,960 shares of common stock owned by GHW Enterprises, LLC, which is controlled by Mr. White. Mr. White has sole voting and dispositive power with respect to all of the shares of common stock.

(2)
Includes 60,494 shares of common stock and 45,835 shares underlying presently exercisable options to purchase our common stock owned by Mr. Crawford and 671,128 shares of common stock owned by Crawford Ventures, LLC, which is controlled by Mr. Crawford. Mr. Crawford has sole voting and dispositive power with respect to all of the shares of common stock.

(3)
Includes 659,717 shares of common stock and 66,665 shares underlying presently exercisable options to purchase our common stock owned by the Lyle A. Berman Revocable Trust and the Lyle A. Berman IRA, for which Mr. Berman serves as trustee and with respect to which Mr. Berman has sole voting and dispositive power.

(4)	Includes 306,526 shares of common stock owned by Mr. Lahti and 16,667 shares underlying presently exercisable options to purchase our common stock.

(5)	Includes 237,286 shares of common stock owned by Mr. Roberson and 130,832 shares underlying presently exercisable options to purchase our common stock.

(6)	Reflects shares underlying presently exercisable options to purchase our common stock.

(7)
Consists of shares of common stock for which voting and dispositive power is shared by Aristocrat International Pty. Limited and Aristocrat Leisure Limited. The address of each of Aristocrat International Pty. Limited and Aristocrat Leisure Limited is Building A, Pinnacle Office Park, 85 Epping Road, North Ryde, NSW 2113, Australia. Information reported is based on information provided by Aristocrat International Pty. Limited on January 3, 2012.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Review and Approval of Related Person Transactions

The Audit Committee reviews statements of related parties required to be disclosed in the proxy statement. In evaluating related person transactions, the Audit Committee considers all factors it deems appropriate, including, without limitation, whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the related person’s interest in the transaction, and whether products or services of a similar nature, quantity, or quality are readily available from alternative sources.

As required under the Audit Committee Charter, our Audit Committee is responsible for reviewing and approving all related party transactions for potential conflict of interest situations. A related party transaction refers to transactions required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC.

Related Person Transactions

Transactions with Aristocrat International Pty. Ltd (“Aristocrat”)

Aristocrat was the exclusive international distributor of PokerPro from January 20, 2006 to January 15, 2010. On January 15, 2010, we terminated our exclusive distribution agreement with Aristocrat. In connection with such termination, we entered into an Equipment Purchase Arrangement with Aristocrat pursuant to which we agreed to reacquire certain PokerPro inventory previously sold to Aristocrat. As we deploy the acquired inventory, payments to Aristocrat are calculated and become currently payable based on 20% of revenue, subject to a specified cap per table. We initially recorded a liability of $396,500 related to the purchase of this inventory. As of December 31, 2011 and December 31, 2010, $323,600 and $390,000, respectively, remain outstanding to Aristocrat.

Aristocrat retained certain PokerPro customers following the termination of their exclusivity. In those cases, we continue to receive a percentage of their license fees and occasionally sell parts and supplies to Aristocrat. Revenue from Aristocrat totaled $87,150 and $234,000 in 2011and 2010, respectively.

As of December 31, 2011 and 2010, Aristocrat owned 9.6% and 11.7%, respectively, of our common stock.

Transactions with Board and Senior Management

Between March 29, 2010 and April 7, 2010, Messrs. Berman, Crawford, Lahti and Roberson entered into Subscription Agreements providing for the issuance by us and the purchase by Messrs. Berman, Crawford, Lahti and Roberson of a total of 107,058 shares of our common stock for an aggregate purchase price of $130,000 in a transaction exempt from the registration requirements of the Act, as amended, pursuant to Section 4(6) and Regulation 506 under the Act.

On May 16, 2011, Messrs. Berman, Crawford, Lahti, Roberson, and White entered into Subscription Agreements providing for the issuance by us and the purchase by Messrs. Berman, Crawford, Lahti, Roberson, and White of a total of 191,175 shares of our common stock for an aggregate purchase price of $259,998 in a transaction exempt from the registration requirements of the Act, as amended, pursuant to Section 4(6) and Regulation 506 under the Act. Mr. White cancelled $100,000 of principal due under the Founders’ Loan as the consideration for his share purchase.

Mr. White’s at-will employment with us terminated as of July 31, 2009, although he continues to serve as a member of the Board. In consideration of Mr. White’s services to us as a founder and employee, Mr. White received a severance payment of $100,000, which was paid in 12 equal monthly installments, and COBRA payment reimbursement in the monthly amount of $8,333 through August 1, 2010.

Office Lease

We currently lease our office and manufacturing facility from an entity owned and controlled by Mr. Crawford and Mr. White. The entity purchased the building while we were already a tenant. The lease terms were negotiated and are consistent with the rent paid by other tenants in the building. Rent expense recorded for the leased space for the years ended December 31, 2011 and 2010 were $142,600 and $166,000, respectively.

In August 2011, we renegotiated our lease and extended the lease term to August 31, 2013, reduced monthly rentals from $12,200 per month to $11,520 per month, and added provisions to allow us to buy out the lease or reduce our space commitment under certain circumstances prior to the expiration of the lease.

Founders’ Loan

We entered into a loan agreement with Messrs. Berman, Crawford, Lomax, and White on March 24, 2008, pursuant to which they loaned us an aggregate of $2.0 million. Messrs. Crawford, Lomax, and White are our founders. Each of the lenders is also a member of the Board. The loan originally called for cash interest at 13% with all unpaid principal and interest payable on March 24, 2010.

On July 9, 2009, the terms of the loan were amended to provide that monthly interest payments may be made, at the election of the holder, in shares of our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate. In addition, the maturity date of the loan was extended to March 21, 2012.

On June 2, 2011, the maturity date of the loan was extended from March 21, 2012 to March 21, 2013. As of December 31, 2011, the carrying value of the loan was $0.7 million, and its fair value was approximately $0.7 million. The loan contains no restrictive covenants and is collateralized by security interests in 62 PokerPro systems. Such interests have been subordinated to the SVB Credit Facility. During 2011 and 2010, we made $72,665 and $68,375, respectively, in aggregate interest payments in cash.

On September 10, 2009, we entered into an agreement with Messrs. Berman, Crawford, and Lomax to convert an aggregate $1.2 million principal amount of the loan into shares of our common stock. Messrs. White and Lomax continue to hold $500,000 and $300,000 principal amounts, respectively, of the loan.

On May 16, 2011, we entered into a stock purchase agreement and note cancellation agreement pursuant to which $100,000 of principal of the loan was cancelled as consideration for stock sold to Mr. White in conjunction with a private placement financing transaction then consummated.

Director Independence

In accordance with the listing standards of The NASDAQ Stock Market LLC, the Board must consist of a majority of independent directors. The Board has determined that Messrs. Berman, Lahti and Lomax are each an “independent director,” as that term is defined under the applicable NASDAQ listing standards. In making these determinations, the Board reviewed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. Each of the members of the Board’s Audit Committee, Compensation Committee and Nominating and Governance Committee also has been determined by the Board to be independent under applicable NASDAQ listing standards and, in the case of the Audit Committee, under the independence requirements established by the SEC.

Item 14.         Principal Accounting Fees and Services

Disclosure about Fees

The following table shows the aggregate fees that we paid or accrued for the audit and other services provided by McGladrey & Pullen, LLP for fiscal years 2011 and 2010.

	2011	2010
Audit Fees	$161,337	$173,391
Audit-Related Fees	-	-
Tax Fees	52,274	24,000
All Other Fees	-	-
Total	$213,611	$197,391

Audit Fees. This category includes fees for (i) the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q; and (ii) services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees: This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under the caption “Audit Fees.” We did not pay any audit-related fees to McGladrey & Pullen, LLP for the fiscal years 2011 and 2010.

Tax Fees. This category consists of professional services rendered by McGladrey & Pullen, LLP for tax compliance, planning, return preparation, research, and advice.

All Other Fees. This category includes the aggregate fees for products that are not reported under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.” We did not pay any other fees to McGladrey & Pullen, LLP for the fiscal years 2011 and 2010.

The Audit Committee has considered the compatibility of the non-audit-related services performed by and fees paid to McGladrey & Pullen, LLP in fiscal year 2011 and the proposed non-audit related services and proposed fees for fiscal year 2011 and the possible effect of the performance of such services and payment of such fees on the independence of McGladrey & Pullen, LLP. All audit and non-audit services were approved by the Audit Committee either specifically or in accordance with the Audit Committee’s pre-approval policies and procedures prior to such services being rendered.

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

POKERTEK, INC.

Date: April 30, 2012
	By:	/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.