Form 10-Q
period 2012-03-31
POKERTEK, INC.
filed 2012-05-11
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 27, 2012, there were 7,553,388 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011 Restated
Revenue
License and service fees	$1,083,414	$1,355,959
Sales of systems and equipment	594,523	608,403
	1,677,937	1,964,362
Cost of revenue	385,979	571,100
Gross profit	1,291,958	1,393,262
Operating expenses:
Selling, general and administrative	892,734	1,186,168
Research and development	199,784	264,760
Share-based compensation expense	108,249	157,951
Depreciation	4,232	20,281
Total operating expenses	1,204,999	1,629,160
Operating profit (loss)	86,959	(235,898)
Interest expense, net	20,855	26,282
Net income (loss) from continuing operations before income taxes	66,104	(262,180)
Income tax provision	6,727	4,538
Net income (loss) from continuing operations	59,377	(266,718)
Income (loss) from discontinued operations	10,522	(9,974)
Net income (loss)	$69,899	$(276,692)

Net income (loss) from continuing operations per common share - basic and diluted	$0.01	$(0.04)
Net income (loss) from discontinud operations per common share - basic and diluted	-	-
Net income (loss) per common share - basic and diluted	$0.01	$(0.04)
Weighted average common shares outstanding - basic and diluted	7,564,104	6,210,883

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$969,747	$606,229
Accounts receivable, net	690,836	726,520
Inventory	1,563,053	1,762,806
Prepaid expenses and other assets	162,066	147,487
Net assets of discontinued operations	11,788	92,310
Total current assets	3,397,490	3,335,352

Long-term assets:
Gaming systems, net	1,244,300	1,104,333
Property and equipment, net	34,624	38,855
Other assets	210,251	223,333
Total long-term assets	1,489,175	1,366,521
Total assets	$4,886,665	$4,701,873

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$319,432	$321,955
Accrued liabilities	385,114	468,958
Deferred revenue	289,497	281,466
Founders' loan	700,000	-
Long-term liability - related party, current portion	70,342	54,952
Current liabilities of discontinued operations	44,639	70,383
Total current liabilities	1,809,024	1,197,714

Long-term liabilities:
Long-term liability - related party	253,256	268,646
Long-term debt	-	700,000
Total long-term liabilities	253,256	968,646

Total liabilities	2,062,280	2,166,360

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and outstanding

Common stock, no par value per share; authorized 40,000,000	-	-
shares, issued and outstanding 7,553,388 and 7,490,120 shares at
March 31, 2012 and December 31, 2011, respectively

Additional paid-in capital	48,587,256	48,368,283
Accumulated deficit	(45,762,871)	(45,832,770)

Total shareholders' equity	2,824,385	2,535,513

Total liabilities and shareholders' equity	$4,886,665	$4,701,873

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, December 31, 2011	7,490,124	$-	$48,368,283	$(45,832,770)	$2,535,513
Issuances of common stock, net	63,264		38,724		38,724
Share-based compensation			180,249		180,249
Net income				69,899	69,899
Balance, March 31, 2012	7,553,388	$-	$48,587,256	$(45,762,871)	$2,824,385

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011 Restated
Cash flows from operating activities:
Net income (loss)	$69,899	$(276,692)
Net (income) loss from discontinued operations	(10,522)	9,974
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196,186	368,249
Share-based compensation expense	108,249	157,950
Provision for doubtful accounts and other receivables	(27,926)	15,580
Changes in assets and liabilities:
Accounts and other receivables	63,582	(149,812)
Prepaid expenses and other assets	(12,772)	72,720
Inventory	199,753	(46,100)
Gaming systems	(331,921)	(52,842)
Accounts payable and accrued liabilities	(14,367)	92,204
Deferred revenue	8,413	(154,156)
Net cash provided by operating activities from continuing operations	248,574	37,075
Net cash provided by (used in) operating activities from discontinued operations	64,945	(676)
Net cash provided by operating activities	313,519	36,399

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	49,999	124,997
Repayments of capital lease	-	(13,450)
Net cash provided by financing activities	49,999	111,547
Net increase in cash and cash equivalents	363,518	147,946
Cash and cash equivalents, beginning of year	606,229	666,179
Cash and cash equivalents, end of period	$969,747	$814,125

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$27,382	$14,425
Income taxes	7,686	4,031

Non-cash transactions:
Amortization of commitment fee issued in common stock	$11,275	$11,275

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain reclassifications have been made to prior periods’ financial information to conform to the current period presentation.

As described in Note 17, Restatement of Unaudited Interim Consolidated Financial Statements, of the Company’s Annual Report on Form 10-K, the Company restated the results for the first three quarters of 2011. The restatement was necessary in order to conform to new Accounting Standards updates 2009-14 and 2009-13 issued in October 2009. There were no material changes to the Company’s significant accounting policies during the most recent fiscal quarter ended March 31, 2012.

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the entire year.

Note 2.   Operations and Liquidity Management

Historically, the Company has incurred net losses and used cash from financing activities to fund its operations. During 2010 and 2011, the Company significantly improved its operating results, renewed its credit facility with Silicon Valley Bank (“SVB”), closed several equity transactions and entered into a stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) to improve liquidity and provide capital for future growth.

As of March 31, 2012, the Company’s cash balance was $969,747 and availability from the SVB Credit Facility (as described in Note 10 below) was $309,384. Cash provided by operations for the three months ended March 31, 2012 was $313,519. The level of additional capital needed to fund operations and the Company’s ability to conduct business for the next year is influenced primarily by the following factors:

●	The pace of growth in the gaming business and the related investments in inventory and spending on development and regulatory efforts;
●	The launch of new products, such as ProCore, which will require additional investments in inventory;
●	The Company’s ability to control its operating expenses as the business grows;
●	The Company’s ability to negotiate favorable payment terms with its customers and vendors;
●
The Company’s ability to access the capital markets, if necessary, and maintain availability under its credit line; Demand for the Company’s products and the ability of the Company’s customers to pay on a timely basis; and

●	General economic conditions as well as political events and legal and regulatory changes.

Regulatory changes in Mexico, in the fourth quarter of 2011, continued to adversely impact operations in the first quarter of 2012, reducing revenues and gross margins.  In response, the Company implemented new expense reduction initiatives in late 2011 to offset some of the loss in revenues.  While the Company believes the loss of business in Mexico to be temporary, its 2012 operating plans contemplates replacing that business with new product placements in other markets.  To that end, in the first quarter of 2012, the Company moved a portion of its electronic gaming tables from Mexico to the United States in order to meet anticipated demand from other markets.

The Company’s operating plan for 2012 calls for balancing revenue growth with operating expense and working capital management, and carefully monitoring the impact of growth on cash needs and cash balances. The Company has demonstrated a trend of improving operating results over the past two years and it expects those improving trends to continue through 2012. However, as the Company seeks to grow its recurring revenue business and launch new products, the Company may seek to raise additional capital through new equity or debt financing or by expanding the SVB Credit Facility. If the Company is unable to raise additional capital or expand the SVB Credit Facility, its ability to conduct business and achieve its growth objectives would be impacted.

Note 3.   Discontinued Operations

In August 2010, the Company decided to exit the amusement business due to declining demand and reduced pricing power for its Heads-Up Challenge product.

The results of operations and related non-recurring costs associated with the amusement business have been presented as discontinued operations for all periods. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets.  The statements of operations for the discontinued operations for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three Months Ended
	March 31,
	2012	2011

Revenue	$112,582	$37,308

Cost of revenue	97,089	14,165

Gross profit	15,493	23,143
Operating Expenses	4,971	33,117

Net income (loss) from discontinued operations	$10,522	$(9,974)

Assets and liabilities of discontinued operations at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Assets:
Accounts receivable	$9,350	$9,699
Inventory	2,438	82,611
Total assets	$11,788	$92,310

Liabilities:
Accounts payable	$19,610	$2,897
Accrued liabilities	25,029	67,486
Total liabilities	$44,639	$70,383

Note 4.   Accounts Receivable

Accounts receivable at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011

Accounts receivable	$802,384	$872,703
Allowance for doubtful accounts	(111,548)	(146,183)
Accounts receivable, net	$690,836	$726,520

Note 5.   Inventory

Inventory at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011

Raw materials and components	$730,987	$698,576
Gaming systems in process	480,892	374,638
Finished goods	583,466	926,889
Reserve	(232,292)	(237,297)
Inventory, net	$1,563,053	$1,762,806

Note 6.   Prepaid Expenses and Other Assets

Prepaid expenses and other assets at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011

Prepaid expenses	$72,169	$54,012
Stock issuance commitment fee, net	41,704	45,282
Other	48,193	48,193
Prepaid expenses and other assets	$162,066	$147,487

Deferred licensing fees, net	$160,071	$173,153
Other	50,180	50,180
Other assets	$210,251	$223,333

Note 7.   Gaming Systems

Gaming systems at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
Gaming systems	$6,472,548	$6,473,043
Less: accumulated depreciation	(5,228,248)	(5,368,710)
Gaming systems, net	$1,244,300	$1,104,333

Note 8.   Property and Equipment

Property and equipment at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011

Equipment	$456,715	$456,715
Leasehold improvements	202,508	202,508
Capitalized software	157,067	157,067
	816,290	816,290
Less: accumulated depreciation	(781,666)	(777,435)
Property and equipment, net	$34,624	$38,855

Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of a new internal-use enterprise resource management system. Accumulated depreciation on capitalized software at March 31, 2012 was $157,067.

Note 9.    Accrued Liabilities

Accrued liabilities at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011

Accrued professional fees	$68,785	$62,736
Other liabilities and customer deposits	316,329	406,222
Accrued liabilities	$385,114	$468,958

Note 10.  Debt

The Company’s outstanding debt balances as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011

SVB Credit Facility	$-	$-
Founders' Loan	700,000	700,000
Total debt	700,000	700,000
Current portion of debt	700,000	-
Long-term portion of debt	$-	$700,000

SVB Credit Facility: The Company maintains a credit facility with Silicon Valley Bank to support its working capital needs (the “SVB Credit Facility”). On February 22, 2012, the Company entered into the “Sixth Amendment to Loan and Security Agreement”, which extended the maturity date for the facility to January 16, 2013. Maximum advances are determined based on the composition of the Company’s eligible accounts receivable and inventory balances with a facility limit of $937,500. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%.

Based on the Company’s accounts receivable and inventory levels on March 31, 2012, as of such date availability was $309,384 with no borrowings outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of March 31, 2012, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan.

Founders’ Loan: On March 24, 2008, the Company entered into a loan agreement for $2.0 million with members of the board of directors, Lyle A. Berman, Arthur L. Lomax and Gehrig H. White. Monthly interest payments may be made, at the election of the holder, in common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate. The loan contains no restrictive covenants and, following the conversion described above, is collateralized by security interests in 62 PokerPro systems. Such interests have been subordinated to the SVB Credit Facility.

As of March 31, 2012, the carrying value of the Founders’ Loan was $0.7 million and its fair value was $0.7 million. The maturity date of the loan is March 21, 2013.  For the periods ended March 31, 2012 and December 31, 2011, the Company made $15,707 and $72,665, respectively, in aggregate interest payments in cash.

Note 11.  Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 96% of their annual compensation, subject to annual limitations established by the IRS. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended March 31, 2012 and 2011, the Company’s expenses related to the plan were $12,856 and $17,851 respectively.

Note 12.  Shareholders’ Equity

Common Stock.  There are 40,000,000, no par value; authorized shares of the Company’s common stock of which 7,553,388 and 6,284,117 common shares were outstanding as of March 31, 2012 and 2011, respectively.

Lincoln Park Transaction

The Company has an agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right  to sell $50,000 worth (or greater amount under certain circumstances) of shares of its common stock to LPC every two business days, provided the shares have been registered for resale under the Securities Act of 1933, as amended.  In November 2010, a registration statement covering the resale of up to 1,210,458 shares of the Company’s common stock to be issued to LPC under the agreement was declared effective.  During the three months ended March 31, 2012, the Company issued 78,458 shares of common stock to LPC for aggregate proceeds of $49,999.  As of March 31, 2012, 692,137 shares remain available for purchase.  The facility expires on March 10, 2013.

Stock Incentive Plan

The Company’s shareholders have approved stock incentive plans, authorizing the issuance of stock option, restricted stock and other forms of equity compensation. Pursuant to the approved stock incentive plans 342,199 shares remained available for future grant as of March 31, 2012. The Company has historically issued stock options and restricted shares as compensation, although it has the authority to use other forms of equity compensation instruments in the future.

Principal assumptions used in determining the fair value of option awards include the following: (a) expected future volatility for the Company's stock price, which is based on the Company’s historical volatility, (b) expected dividends, (c) expected term and forfeiture rates, based on historical exercise and forfeiture activity, and (d) the risk-free rate is the rate on U.S. Treasury securities with a maturity equal to, or closest to, the expected life of the options. The assumptions used to determine the fair value of option awards for the periods ended March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Expected Volatility	97%	96% - 98%
Expected Dividends	0	0
Expected Term	6 yrs	6 yrs
Risk-free Rate	1.02%	0.89% - 2.11%

A summary of Stock Option activity and changes during the three months ended March 31, 2012, is as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Stock Options
Outstanding at December 31, 2011	856,080	$4.55
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2012	856,080	$4.55	7.1	$(3,068,641)

Exercisable at March 31, 2012	507,921	$5.82	6.7	$(2,465,562)

A summary of Restricted Stock activity and changes during the three months ended March 31, 2012, is as follows:

		Weighted Average
Restricted Stock	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2011	270,000		$197,271
Granted	-		-
Vested	(62,500)		(35,063)
Forfeited	-		-
Nonvested at March 31, 2012	207,500	1.5	$162,208

Note 13.  Income Tax Provisions

For the three months ended March 31, 2012 and March 31, 2011, the Company recognized a tax provision of $6,727 and $4,538, respectively. These provisions are based principally on the Company’s estimated foreign income tax withholding liability, which is attributable to revenues generated outside of the United States.

The effective rates for the periods ending March 31, 2012 and 2011 differ from the U.S. federal statutory rate principally due to the tax benefit arising from the Company’s net operating losses that are fully offset by the valuation allowance established against the Company’s deferred tax assets and deferred tax liabilities.

Note 14.  Related Party Transactions

Transactions with Aristocrat

Revenue from transactions with Aristocrat was $16,025 for the three months ended March 31, 2012, compared to $38,468 for the three months ended March 31, 2011. As of March 31, 2012 and December 31, 2011, $10,800 and $10,200, respectively, were due from Aristocrat and included in accounts receivable in the accompanying Consolidated Balance Sheets.

As of both March 31, 2012 and December 31, 2011, $323,598 was payable to Aristocrat for the Company’s purchase of inventory, which is reflected in the accompanying Consolidated Balance Sheet as a related party liability.

As of both March 31, 2012 and December 31, 2011, Aristocrat owned approximately 9.6% of the Company’s common stock.

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. The lease expires in August 31, 2013. Rent expense recorded for the leased space for the three months ended March 31, 2012 and March 31, 2011, was $34,560 and $36,600, respectively.

Founders’ Loan

During the three months ended March 31, 2012 and March 31, 2011, the Company made $15,707 and $17,556, respectively, in aggregate interest payments in cash. Refer to Note 10, Debt, for a description of the terms of this loan.

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

Revenues by geographic area are determined based on the location of the Company’s customers. For the three months ended March 31, 2012 and 2011, revenues from customers outside the United States accounted for 17.7% and 50.4% of consolidated revenue, respectively. The following are the revenues and long-lived assets by geographic area:

	March 31,
	2012	2011 Restated
Revenue:
United States	$1,380,808	$974,750
North America (excluding U.S.)	90,786	446,695
Europe	154,678	329,736
Other International	51,665	213,181
	$1,677,937	$1,964,362

		December 31,
	2012	2011
Long-lived assets:
United States	$915,884	$1,026,157
North America (excluding U.S.)	285,587	223,882
Europe	211,805	62,021
Other International	75,899	54,461
	$1,489,175	$1,366,521

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including but not limited to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements are made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or other comparable words identify forward-looking statements. Our actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related, but not limited to: the impact of global macroeconomic and credit conditions on our business and the business of our suppliers and customers, overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, changes in laws and regulations affecting the gaming industry, termination or non-renewal of customer contracts, competitive pressures and general economic conditions and our financial condition, including our ability to maintain sufficient liquidity to operate our business. These and all other material risks and uncertainties known to us are described in more detail under the caption “Risk Factors” in Item 1A of Part I of the annual report on Form 10-K for the year ended December 31, 2011, that we filed on March 27, 2012, as amended by form 10-K/A filed on April 30, 2012, as well as other reports that we file from time to time with the Securities and Exchange Commission (“SEC”). As a result of these risks and uncertainties, the results or events indicated by these forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

All references to operating data for 2011 are restated.

All references in this Report to “PokerTek”, “we”, “us”, “our” or “the Company” include PokerTek, Inc. and its consolidated subsidiaries.

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

We use an analytical approach and segment the market for our electronic table games into three categories: those with no competition from manual table games; those with limited competition from manual table games; and those markets characterized by a high level of saturation of manual table games. We intentionally focus the majority of our sales and marketing effort on those markets that have either no or limited competition from manual table games. We also opportunistically place tables in markets with higher saturation of manual table games where we believe we have a value proposition for the operators and players. This approach allows us to narrow our focus, directing our limited resources in a targeted approach, and has significantly improved customer retention.

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

As of March 31, 2012, our installed base consisted of 2,032 gaming positions worldwide, comprised of 1,894 PokerPro and 138 ProCore gaming positions. As of March 31, 2011, 2610 gaming positions were deployed worldwide comprised of 2574 PokerPro gaming positions, and 36 ProCore gaming positions.  Excluding Mexico, gaming positions increased worldwide by 132 in the twelve month period from March 31, 2011 to 2012. The increase in gaming positions resulted from net increased placements of PokerPro and ProCore in our target markets of the United States, Europe and other international markets.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011, as restated.

	Three Months Ended March 31,
	2012	2011 Restated	Change
Revenue	$1,677,937	$1,964,362	-14.6%
Gross profit	1,291,958	1,393,262	-7.3%
Percentage of revenue	77.0%	70.9%

Operating expenses	1,096,750	1,471,209	-25.5%

Interest expense, net	20,855	26,282	-20.6%
Income tax provision	6,727	4,538	48.2%

Net income (loss) from continuing operations	59,377	(266,718)	122.3%
Net income (loss) from discontinued operations	10,522	(9,974)	205.5%
Net income (loss)	69,899	(276,692)	125.3%

Revenues. Revenues decreased by $0.3 million or 14.6% to $1.7 million for the three months ended March 31, 2012 as compared to $2.0 million for the three months ended March 31, 2011. This decrease was primarily due to the absence of revenues from Mexico in the current quarter as well as changes in product mix.  We ceased operations in Mexico in September 2011, due to the information bulletin issued by Mexico’s Secretaría de Gobernación (“SEGOB”), the government agency responsible for administering the country's internal affairs, notifying casino owners in Mexico that all card and roulette games, whether live or electronic, would no longer be permitted. Excluding Mexico revenues from the quarterly period ended March 31, 2011, total revenues increased 5.7%.

Revenues from license and service fees decreased $0.3 million, primarily due to the impact of reduced revenues from Mexico. Revenues from systems and equipment sales remained relatively unchanged, decreasing $14,000. Both periods included individual systems and equipment sales that significantly impacted quarterly revenues with 2012 being favorably impacted by increased sales to a domestic customer and in 2011 by an increase in sales to a European customer.

Gross Profit. Gross profit decreased by $0.1 million or 7.3% to $1.3 million for the three months ended March 31, 2012 compared to $1.4 million for the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, gross profit margin was 77.0% and 70.9%, respectively. The increase in gross profit margin was primarily attributable to changes in revenue mix, improved asset utilization and reduced product costs and depreciation.

Operating Expenses. Operating expenses decreased $0.4 million or 25.5% to $1.1 million for the three months ended March 31, 2012, as compared to $1.5 million for the three months ended March 31, 2011. Operating expenses decreased quarter over quarter as we continue our cost reduction efforts resulting in lower spending on personnel-related costs, regulatory approvals, and professional fees. Share-based compensation expense decreased 31% to $0.1 million in the quarter ended March 31, 2012, from $0.2 million in the quarter ended March 31, 2011, as a larger proportion of old outstanding options becoming fully vested.

Interest Expense, net. Interest expense decreased $5,427 or 20.6% for the three months ended March 31, 2012 to $20,855 from $26,282 for the three months ended March 31, 2011, as well as lower interest expense on the lower balances of the Founders’ loans and the payoff of the capital lease obligations in 2011.

Income Tax Provision Income tax provision was $6,727 for the three months ended March 31, 2012, and $4,538 in the comparable period of 2011. The increase in income tax provision was attributable to lower withholdings in foreign jurisdictions.

Net Income (Loss) from continuing operations. Net income from continuing operations for the three months ended March 31, 2012 was $59,377, an improvement of $326,095 over the net loss of $266,718 for the three months ended March 31, 2011. The change from a net loss to a net income was attributable to improved gross margins, and lower operating expenses.

Net Income (Loss) from discontinued operations. Net income from discontinued operations for the three months ended March 31, 2012 was $10,522, an improvement of $20,496 over a net loss from discontinued operations of $9,974 for the three months ended March 31, 2011.

Net Income (Loss). Net income for the three months ended March 31, 2012 was $69,899, an improvement of $346,591 over the net loss of $276,692 for the three months ended March 31, 2011.

Liquidity and Capital Resources

Prior to the quarter ended March 31, 2012, we incurred net operating losses since the Company’s’ inception. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock and other financing arrangements.  In recent periods, our operating results improved significantly with increased gross margins and lower operating costs.  As a result, we are beginning to invest working capital with the introduction of the ProCore platform.  In order to finance operations, we have entered into several equity transactions and maintained a credit facility, which are discussed in detail below and in the notes to our financial statements included elsewhere in this report.

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2012	2011 Restated	Change
Continuing Operations:
Net cash provided by operating activities	$248,574	$37,075	$211,499
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	49,999	111,547	(61,548)
Net cash provided by continuing operations	298,573	148,622	149,951
Net cash provided by (used in) operating activities of discontinued operations	64,945	(676)	$65,621
Net increase in cash and cash equivalents	363,518	147,946
Cash and cash equivalents, beginning of year	606,229	666,179
Cash and cash equivalents, end of period	$969,747	$814,125

For the three months ended March 31, 2012, net cash provided by operating activities improved $211,499 or 570.5% to $248,574. The improvement in cash from operating activities was primarily due to improved profitability and collections, partially offset by reductions in accounts payable and accrued liabilities.

No cash was used or provided by investing activities for the three months ended March 31, 2012 or 2011.  As part of our ongoing cost reduction measures, the Company has curtailed capital expenditures.

Net cash provided by financing activities was $49,999 for the three months ended March 31, 2012 compared to net cash provided by financing activities of $111,547 for the three months ended March 31, 2011. Cash provided by financing activities is primarily due to the issuance of common stock, partially offset by payments on our capital lease obligation in the quarter ended March 31, 2012.

For the three months ended March 31, 2012, net cash provided by operating activities of discontinued operations was $64,945 compared to net cash used in operating activities of discontinued operations of $676 for the three months ended March 31, 2011. This increase is attributable to the sale of a majority of the remaining inventory in early 2012.

We have $0.7 million of debt outstanding under our Founders’ Loan, as explained in Note 10, Debt to the financial statements, with a maturity date of March 21, 2013, which provides for monthly interest payments, at the election of the holder, in either shares of our common stock at a 13% annual interest rate pursuant to a formula or cash at a 9% annual interest rate.

We maintain a credit facility with Silicon Valley Bank to support our working capital needs (the “SVB Credit Facility”). On February 22, 2012, we entered into the “Sixth Amendment to Loan and Security Agreement”, which extended the maturity date for the facility to January 16, 2013. Maximum advances are determined based on the composition of our eligible accounts receivable and inventory balances with a facility limit of $937,500. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%. As of March 31, 2012, approximately $300,000 was available under the SVB Credit Facility, based on our accounts receivable and inventory levels, and there were no amounts outstanding under the facility.

In June 2010 we entered into an agreement with Lincoln Park Capital (“LPC”), pursuant to which we have the right to sell to LPC up to $5.0 million worth of shares of our common stock over a period that expires March 10, 2013.  Our right to sell shares to LPC is conditioned to those shares being registered for resale under the Securities Act of 1933, as amended.  In November 2010 the SEC declared effective our a registrations statement covering the resale of up to 1,210,458 shares of our common stock (after giving effect to the 2.5-for-1 reverse stock split in February 2011) to be issued to LPC under the agreement. Since June 24, 2010, we have sold an aggregate of 518,321 shares of our common stock to LPC for aggregate gross proceeds of $624,985, of which 78,458 shares were sold in 2012 resulting in gross proceeds of $49,999. As of March 31, 2012, 692,137 shares of the Company’s common stock remain available for purchase under the agreement.

Operations and Liquidity Management

Historically, we have incurred net losses and used cash from financing activities to fund our operations. Over the past two years, we refocused our business strategies, significantly improving our margins and reducing our expenses, while also expanding our growth opportunities and significantly improving our operating results and cash flow performance. During that period, we also renewed our credit facility, closed several equity transactions and entered into a stock purchase agreement with LPC to improve our liquidity and provide capital to grow our business.

As of March 31, 2012, our cash balance was approximately $1.0 million and we have the ability to borrow approximately $300,000 under the SVB Credit Facility. Cash provided by operations for the three months ended March 31, 2012 was $313,519, an improvement of $277,120 from the first three months of 2011. The level of additional capital needed to fund operations and our ability to conduct business for the next year is influenced primarily by the following factors:

●	The pace of growth in the gaming business and the related investments in inventory and spending on development and regulatory efforts.
●	The launch of new products, such as ProCore, which will require additional investments in inventory as we seek to expand that line of business;
●	Our ability to control our operating expenses as the business grows;
●	Our ability to negotiate favorable payment terms with our customers and vendors;
●	Our ability to access the capital markets and maintain availability under our credit line;
●	Demand for our products the ability of our customers to pay us on a timely basis; and
●	General economic conditions as well as political events and legal and regulatory changes.

Our operating plan for 2012 calls for balancing revenue growth with operating expense and working capital management, and carefully monitoring the impact of growth on our cash needs and cash balances. We have demonstrated a trend of improving operating results over the past two years and we expect those improving trends to continue through 2012.

Our operations were recently impacted by regulatory changes in Mexico that significantly reduced revenue and gross margins in the fourth quarter of 2011. In response, we implemented new expense reduction initiatives in late 2011 to partially offset the impact of Mexico. While we believe the loss of business in Mexico to be temporary, we are building our operating plans based on replacing that business with new placements planned in other jurisdictions in 2012. We moved a portion of our electronic gaming tables from Mexico back to the United States in early 2012 to meet anticipated demand from those other markets.

We believe the capital resources available to us from our cash balances, the SVB Credit Facility and our equity line of credit with LPC will be sufficient to fund our ongoing operations and to support our operating plans for at least the next 12 months. However, we may seek to raise additional capital or expand our existing credit facilities to fund growth. We cannot assure you that, in the event we need additional working capital, adequate additional working capital will be available or, if available, will be on terms acceptable to us. If we are unable to raise additional capital or expand our credit facilities, our ability to conduct business and achieve our growth objectives would be negatively impacted.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2012:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations (1)	$700,000	$700,000	$-	$-	$-
Operating lease obligations (2)	233,088	139,584	93,504	-	-
Purchase obligations (3)	950,407	950,407		-	-
Other long-term liabilities (4)	323,598	70,342	253,256	-	-
Total	$2,207,093	$1,860,333	$346,760	$-	$-

(1)	Represents the outstanding principal amount and interest on our Founders’ Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents open purchase orders with our vendors. Includes $929,800 open purchase orders with ICP Electronics, Inc.
(4)	Represents purchase of gaming inventory from Aristocrat.

Customer Dependence

As of March 31, 2012, five of our customers made up approximately 74.5% of our total revenues, with one accounting for 32.6%, a second accounting for 29.3%, a third accounting for 5.0%, a fourth accounting for 4.2%, and a fifth accounting for 3.4%. As of March 31, 2011, five of our customers made up approximately 51.6% of our total revenues, with one accounting for 30.2%, a second accounting for 6.8%, a third accounting for 5.4%, a fourth accounting for 4.9%, and a fifth accounting for 4.3%. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain reclassifications have been made to prior periods’ financial information to conform to the current period presentation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have not been significant changes in our exposure to market risk since December 31, 2011.

Item 4.    Controls and Procedures.

(a) Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(c) and 15-d-15 (e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.    Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Furnished with this report. In accordance with rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: May 11, 2012
/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Furnished with this report. In accordance with rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.