Form 10-Q/A
period 2012-03-31
POKERTEK, INC.
filed 2012-06-14
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q / A
Amendment No. 1

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

 EXPLANATORY NOTE

PokerTek, Inc. (the “Company,” “PokerTek,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (our “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2012, as a result of the reclassification of $71,183 of shareholders’ equity.  The portions of the Form 10-Q that have been changed are:

a.
Part I, Item 1, with respect to the Consolidated Balance Sheets and Consolidated Statement of Shareholders’ Equity at March 31, 2012, reflecting the reclassification and Note 12 (Shareholders’ Equity) to the financial statements, describing the reasons for the reclassification and updating the description of the agreement with Lincoln Park Capital Fund, LLC;

b.
Part I, Item 2, with respect to the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation, further describing the reasons for the reclassification and updating the description of the agreement with Lincoln Park Capital Fund, LLC; and

c.	Part II, Item 1A, providing an incremental risk factor.

This Amendment should be read in conjunction with the Form 10-Q, which continues to speak as of the date of the Form 10-Q.  Except as specifically noted above, this Amendment does not modify or update disclosures in the Form 10-Q or reflect events occurring after the filing of the Form 10-Q.  New certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included in the Amendment as Exhibits 31.1, 31.2 and 32.1.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011 Restated
Revenue
License and service fees	$1,083,414	$1,355,959
Sales of systems and equipment	594,523	608,403
	1,677,937	1,964,362
Cost of revenue	385,979	571,100
Gross profit	1,291,958	1,393,262
Operating expenses:
Selling, general and administrative	892,734	1,186,168
Research and development	199,784	264,760
Share-based compensation expense	108,249	157,951
Depreciation	4,232	20,281
Total operating expenses	1,204,999	1,629,160
Operating profit (loss)	86,959	(235,898)
Interest expense, net	20,855	26,282
Net income (loss) from continuing operations before income taxes	66,104	(262,180)
Income tax provision	6,727	4,538
Net income (loss) from continuing operations	59,377	(266,718)
Income (loss) from discontinued operations	10,522	(9,974)
Net income (loss)	$69,899	$(276,692)

Net income (loss) from continuing operations per common share - basic and diluted	$0.01	$(0.04)
Net income (loss) from discontinud operations per common share - basic and diluted	-	-
Net income (loss) per common share - basic and diluted	$0.01	$(0.04)
Weighted average common shares outstanding - basic and diluted	7,564,104	6,210,883

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS
	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$969,747	$606,229
Accounts receivable, net	690,836	726,520
Inventory	1,563,053	1,762,806
Prepaid expenses and other assets	162,066	147,487
Net assets of discontinued operations	11,788	92,310
Total current assets	3,397,490	3,335,352

Long-term assets:
Gaming systems, net	1,244,300	1,104,333
Property and equipment, net	34,624	38,855
Other assets	210,251	223,333
Total long-term assets	1,489,175	1,366,521
Total assets	$4,886,665	$4,701,873

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$319,432	$321,955
Accrued liabilities	385,114	468,958
Deferred revenue	289,497	281,466
Founders' loan	700,000	-
Long-term liability - related party, current portion	70,342	54,952
Current liabilities of discontinued operations	44,639	70,383
Total current liabilities	1,809,024	1,197,714

Long-term liabilities:
Long-term liability - related party	253,256	268,646
Long-term debt	-	700,000
Total long-term liabilities	253,256	968,646
Total liabilities	2,062,280	2,166,360
Commitments and contingencies
Common stock subject to rescission	71,183	-
Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and outstanding

Common stock, no par value per share; authorized 40,000,000	-	-
shares, issued and outstanding 7,553,388 and 7,490,120 shares at
March 31, 2012 and December 31, 2011, respectively
Additional paid-in capital	48,516,073	48,368,283
Accumulated deficit	(45,762,871)	(45,832,770)
Total shareholders' equity	2,753,202	2,535,513
Total liabilities and shareholders' equity	$4,886,665	$4,701,873

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional	Accumulated	Total Shareholders'
	Shares	Value	Paid-in Capital	Deficit	Equity
Balance, December 31, 2011	7,490,124	$-	$48,368,283	$(45,832,770)	$2,535,513
Issuances of common stock, net	63,264		38,724		38,724
Share-based compensation			180,249		180,249
Common stock subject to rescission			(71,183)		(71,183)
Net income				69,899	69,899
Balance, March 31, 2012	7,553,388	$-	$48,516,073	$(45,762,871)	$2,753,202

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

Note 2.   Operations and Liquidity Management

Historically, the Company has incurred net losses and used cash from financing activities to fund its operations. During 2010 and 2011, the Company significantly improved its operating results, renewed its credit facility with Silicon Valley Bank (“SVB”), closed several equity transactions and entered into a stock purchase agreement with Lincoln Park Capital Fund, LLC to improve liquidity and provide capital for future growth.

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

Lincoln Park Transaction

The Company has an agreement with Lincoln Park Capital Fund, LLC (“LPC” or the “Selling Shareholder”), pursuant to which the Company has the right  to sell $50,000 worth (or greater amount under certain circumstances) of shares of its common stock to LPC every two business days, up to a maximum of $5 million worth of stock, provided the shares have been registered for resale under the Securities Act of 1933, as amended.  In November 2010, a registration statement covering the resale of up to 899,137 shares of the Company’s common stock to be issued to LPC under the agreement was declared effective.  Since June 24, 2010, the Company sold and/or issued an aggregate of 613,320 shares of Common Stock to LPC, including 78,458 shares during the three months ended March 31, 2012 for which it received aggregate proceeds of $49,999.  In addition, the Company has issued to LPC warrants to purchase another 40,000 shares.  As a result, as of March 31, 2012, 183,001 shares covered by the registration statement remain available for sale.  The facility expires on May 10, 2013.

Common Stock Subject to Rescission

Purchasers of 93,175 shares of Common Stock between December 30, 2010 and January 23, 2011 in open market transactions pursuant to a prospectus that was no longer effective may have rescission rights or claims for damages, depending on whether or not they still own such shares.  Shares that are subject to rescission or redemption requirements that are outside of the control of the Company are classified outside of permanent equity until they are no longer subject to rescission or redemption.  Accordingly, the Company has reclassified $71,183 as Common stock subject to rescission.

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

In June 2010 we entered into an agreement with Lincoln Park Capital (“LPC” or the “Selling Shareholder”), pursuant to which we have the right to sell to LPC up to $5.0 million worth of shares of our common stock over a period that expires May 10, 2013.  Our right to sell shares to LPC is conditioned to those shares being registered for resale under the Securities Act of 1933, as amended.  In November 2010 the SEC declared effective our registration statement covering the resale of up to 899,137 shares of our common stock (after giving effect to the 2.5-for-1 reverse stock split in February 2011) to be issued to LPC under the agreement. Since June 24, 2010, we sold and/or issued an aggregate of 613,320 shares of Common Stock to LPC, including 78,458 shares during the three months ended March 31, 2012 for which it received aggregate proceeds of $49,999.  In addition, we issued to LPC warrants to purchase another 40,000 shares.  As a result, as of March 31, 2012, 183,001 shares covered by the registration statement remain available for sale.

On November 10, 2010, the Securities and Exchange Commission declared effective a registration that we had filed to cover the resale of the shares issued and sold (or to be issued and sold) to the Selling Shareholder.  On March 25, 2011 we filed a prospectus supplement to the prospectus included in that registration statement that included our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”).  The 2010 Annual Report, including our audited financial statements as at and for the year ended December 31, 2010, and the notes thereto, were physically attached and incorporated into the prospectus supplement.  At the time, we believed that the filing of this prospectus supplement fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Securities Act of 1933, as amended.  However, we have since been advised that the proper manner for updating a registration statement is to file a post-effective amendment.  As a result, 93,175 shares sold pursuant to that prospectus in open market transactions from December 30, 2010 through January 23, 2011 violated Section 5 of the Securities Act of 1933, as amended, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares.).  Accordingly, we have restated our March 31, 2012 Consolidated Balance Sheets and Consolidated Statement of Equity to reflect potential claims for rescission by shareholders who purchased those shares.  The amount of the adjustment is $71,183, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission rights, and is reflected as “Common stock subject to rescission” on the restated Consolidated Balance Sheets and Consolidated Statement of Equity.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Information regarding our risk factors appears in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2011, as amended. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes to the risk factors contained in our annual report except for the following additional risk:

We may be subject to claims for rescission or damages in connection with certain sales of shares of our Common Stock in the open market.

On November 10, 2010, the Securities and Exchange Commission declared effective a registration that we had filed to cover the resale of the shares issued and sold (or to be issued and sold) to the Selling Shareholder.  On March 25, 2011 we filed a prospectus supplement to the prospectus included in that registration statement that included our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”).  The 2010 Annual Report, including our audited financial statements as at and for the year ended December 31, 2010, and the notes thereto, were physically attached and incorporated into the prospectus supplement.  At the time, we believed that the filing of this prospectus supplement fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act.  However, we have since been advised that the proper manner for updating a registration statement is to file a post-effective amendment.  As a result, 93,175 shares sold pursuant to that prospectus in open market transactions from December 30, 2010 through January 23, 2011 violated Section 5 of the Securities Act of 1933, as amended, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares.)  Accordingly, we have reduced shareholders’ equity at March 31, 2012 by $71,183, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right.  In addition, we also may have indemnification obligations to the Selling Shareholder.

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

Date: June 13, 2012
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