Form 10-Q
period 2012-06-30
POKERTEK, INC.
filed 2012-08-10
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 31, 2012, there were 7,871,775 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 Restated	2012	2011 Restated
Revenue
License and service fees	$906,929	$1,222,933	$1,990,343	$2,578,892
Sales of systems and equipment	134,654	277,381	729,177	885,784
Total revenue	1,041,583	1,500,314	2,719,520	3,464,676
Cost of revenue	301,376	430,966	687,355	1,002,066
Gross profit	740,207	1,069,348	2,032,165	2,462,610
Operating expenses:
Selling, general and administrative	847,945	1,109,073	1,740,679	2,295,241
Research and development	174,112	241,056	373,896	505,816
Share-based compensation expense	88,457	108,687	196,706	266,638
Depreciation	4,232	20,478	8,464	40,759
Total operating expenses	1,114,746	1,479,294	2,319,745	3,108,454
Operating loss	(374,539)	(409,946)	(287,580)	(645,844)
Interest expense, net	19,810	26,727	40,665	53,009
Net loss from continuing operations before income taxes	(394,349)	(436,673)	(328,245)	(698,853)
Income tax provision	714	15,003	7,441	19,541
Net loss from continuing operations	(395,063)	(451,676)	(335,686)	(718,394)
Income (loss) from discontinued operations	44,345	(429)	54,867	(10,403)
Net loss	$(350,718)	$(452,105)	$(280,819)	$(728,797)

Net loss from continuing operations per common share - basic and diluted	$(0.05)	$(0.07)	$(0.04)	$(0.11)
Net income (loss) from discontinued operations per common share - basic and diluted	0.01	(0.00)	0.01	(0.00)
Net loss per common share - basic and diluted	$(0.05)	$(0.07)	$(0.04)	$(0.11)
Weighted average common shares outstanding - basic and diluted	7,563,120	6,609,726	7,563,612	6,411,406

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$720,273	$606,229
Accounts receivable, net	612,072	726,520
Inventory	1,694,115	1,762,806
Prepaid expenses and other assets	127,868	147,487
Net assets of discontinued operations	6,464	92,310
Total current assets	3,160,792	3,335,352

Long-term assets:
Gaming systems, net	1,364,913	1,104,333
Property and equipment, net	30,392	38,855
Other assets	183,864	223,333
Total long-term assets	1,579,169	1,366,521
Total assets	$4,739,961	$4,701,873

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$426,748	$321,955
Accrued liabilities	378,610	468,958
Deferred revenue	234,398	281,466
Long-term liability - related party, current portion	86,631	54,952
Long-term debt, current portion	52,943	-
Current liabilities of discontinued operations	888	70,383
Total current liabilities	1,180,218	1,197,714

Long-term liabilities:
Long-term liability - related party	236,967	268,646
Long-term debt	647,057	700,000
Total long-term liabilities	884,024	968,646
Total liabilities	2,064,242	2,166,360
Commitments and contingencies
Common stock subject to rescission	71,183	-
Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and outstanding

Common stock, no par value per share; authorized 40,000,000	-	-
shares, issued and outstanding 7,738,441 and 7,490,124 shares at
June 30, 2012 and December 31, 2011, respectively
Additional paid-in capital	48,718,125	48,368,283
Accumulated deficit	(46,113,589)	(45,832,770)
Total shareholders' equity	2,604,536	2,535,513
Total liabilities and shareholders' equity	$4,739,961	$4,701,873

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, December 31, 2011	7,490,124	$-	$48,368,283	$(45,832,770)	$2,535,513
Issuances of common stock, net	63,264		38,724		38,724
Share-based compensation			180,249		180,249
Common stock subject to rescission			(71,183)		(71,183)
Net income				69,899	69,899
Balance, March 31, 2012	7,553,388	$-	$48,516,073	$(45,762,871)	$2,753,202

Issuances of common stock, net	185,053		128,334		128,334
Share-based compensation			73,718		73,718
Net loss				(350,718)	(350,718)
Balance, June 30, 2012	7,738,441	$-	$48,718,125	$(46,113,589)	$2,604,536

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011 Restated
Cash flows from operating activities:
Net loss	$(280,819)	$(728,797)
Net (income) loss from discontinued operations	(54,867)	10,403
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	366,386	720,457
Share-based compensation expense	196,706	266,638
Provision for doubtful accounts and other receivables	2,956	124,547
Changes in assets and liabilities:
Accounts and other receivables	111,825	(108,927)
Prepaid expenses and other assets	36,537	78,001
Inventory	68,691	7,674
Gaming systems	(618,501)	(388,354)
Accounts payable and accrued expenses	86,445	(53,163)
Deferred revenue	(46,686)	(204,607)
Net cash used in operating activities from continuing operations	(131,327)	(276,128)
Net cash provided by (used in) operating activities from discontinued operations	70,502	(17,629)
Net cash used in operating activities	(60,825)	(293,757)

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	174,869	823,431
Repayments of capital lease	-	(27,255)
Net cash provided by financing activities	174,869	796,176
Net increase in cash and cash equivalents	114,044	502,419
Cash and cash equivalents, beginning of year	606,229	666,179
Cash and cash equivalents, end of period	$720,273	$1,168,598

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$37,911	$38,118
Income taxes	8,790	18,051

Non-cash transactions:
Amortization of commitment fee issued in common stock	$22,550	$22,550
Issuance of common stock for debt cancellation	-	100,000
Transfers from inventory to property and equipment	-	11,842

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

The Company previously operated an amusement business that focused on selling its Heads-Up Challenge product to bars and restaurants. During 2010, the Company decided to exit the amusement business and focus its resources on the higher-margin gaming business. The results of operations of the amusement business are reflected as a discontinued operation in the accompanying consolidated financial statements for all periods presented.

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

As described in Note 17, Restatement of Unaudited Interim Consolidated Financial Statements, of the Company’s Annual Report on Form 10-K, the Company restated the results for the first three quarters of 2011. The restatement was necessary in order to conform to new Accounting Standards updates 2009-14 and 2009-13 issued in October 2009. There were no material changes to the Company’s significant accounting policies during the most recent fiscal quarter ended June 30, 2012.

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the entire year.

Note 2.  Operations and Liquidity Management

Historically, the Company has incurred net losses and used cash from financing activities to fund operations. Over the past two years, the Company refocused its business strategies, significantly improving margins and reducing expenses, while also expanding growth opportunities and significantly improving operating results and cash flow performance. During that period, the Company also renewed its credit facility, closed several equity private placement transactions and entered into a stock purchase agreement with LPC (as described in Note 12 below) to improve liquidity and provide capital to grow the business.

As of June 30, 2012, the Company’s cash balance was approximately $700,000 and availability from the SVB Credit Facility (as described in Note 10 below) was approximately $300,000. Cash used in operations for the six months ended June 30, 2012 was $60,825, an improvement of $232,932 from the first six months of 2011. The level of additional capital needed to fund operations and the Company’s ability to conduct business for the next year is influenced primarily by the following factors:

●	The pace of growth in the gaming business and the related investments in inventory and spending on development and regulatory efforts.
●	The launch of new products, such as ProCore, which will require additional investments in inventory as we seek to expand that line of business;
●	The Company’s ability to control its operating expenses as the business grows;
●	The Company’s ability to negotiate favorable payment terms with its customers and vendors;
●	The Company’s ability to access the capital markets and maintain availability under its credit line;
●	Demand for the Company’s products and the ability of the Company’s customers to pay on a timely basis; and
●	General economic conditions as well as political events and legal and regulatory changes.

The Company’s operating plan for 2012 calls for balancing revenue growth with operating expense and working capital management, and carefully monitoring the impact of growth on its cash needs and cash balances. The Company has demonstrated a trend of improving operating results over the past two years and expects those improving trends to continue through 2012.

The Company’s operations were recently impacted by regulatory changes in Mexico that significantly reduced revenue and gross margins in the fourth quarter of 2011. In response, the Company implemented new expense reduction initiatives in late 2011 to partially offset the impact of these regulatory changes. While the Company believes the loss of business in Mexico to be temporary, its operating plan contemplates replacing that business with new placements in other jurisdictions in 2012. Pursuant to that plan, the Company moved a portion of its electronic gaming tables from Mexico back to the United States to meet anticipated demand from those other markets.

The Company believes the capital resources available will be sufficient to fund its ongoing operations and to support the Company’s operating plans for at least the next 12 months. However, the Company may seek to raise additional capital or expand its existing credit facilities to fund growth. The Company cannot provide assurances that, in the event additional working capital is needed, adequate additional working capital will be available or, if available, will be on terms acceptable to the Company. If the Company is unable to raise additional capital or expand its credit facilities, the Company’s ability to conduct business and achieve its growth objectives would be negatively impacted.

Note 3.  Discontinued Operations

In August 2010, the Company decided to exit the amusement business due to declining demand and reduced pricing power for its Heads-Up Challenge product.

The results of operations and related non-recurring costs associated with the amusement business have been presented as discontinued operations for all periods. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets. The statements of operations for the discontinued operations for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$36,823	$54,855	$149,405	$92,162

Cost of revenue	(8,777)	19,946	88,312	34,111

Gross profit	45,600	34,909	61,093	58,051

Operating expenses	1,255	35,338	6,226	68,454

Net income (loss) from discontinued operations	$44,345	$(429)	$54,867	$(10,403)

Assets and liabilities of discontinued operations at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Assets:
Accounts receivable	$6,464	$9,699
Inventory	-	82,611
Total assets	$6,464	$92,310

Liabilities:
Accounts payable	$888	$2,897
Accrued liabilities	-	67,486
Total liabilities	$888	$70,383

Note 4.  Accounts Receivable

Accounts receivable at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011

Accounts receivable	$751,545	$872,703
Allowance for doubtful accounts	(139,473)	(146,183)
Accounts receivable, net	$612,072	$726,520

Note 5.  Inventory

Inventory at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011

Raw materials and components	$975,201	$698,576
Gaming systems in process	336,475	374,638
Finished goods	557,653	926,889
Reserve	(175,214)	(237,297)
Inventory, net	$1,694,115	$1,762,806

Note 6.  Prepaid Expenses and Other Assets

Prepaid expenses and other assets at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011

Prepaid expenses	$52,283	$54,012
Stock issuance commitment fee, net	27,510	45,282
Other	48,075	48,193
Prepaid expenses and other assets	$127,868	$147,487

Deferred licensing fees, net	$133,684	$173,153
Other	50,180	50,180
Other assets	$183,864	$223,333

Note 7.  Gaming Systems

Gaming systems at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
Gaming systems	$6,595,874	$6,473,043
Less: accumulated depreciation	(5,230,961)	(5,368,710)
Gaming systems, net	$1,364,913	$1,104,333

Note 8.  Property and Equipment

Property and equipment at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011

Equipment	$456,715	$456,715
Leasehold improvements	202,508	202,508
Capitalized software	157,067	157,067
	816,290	816,290
Less: accumulated depreciation	(785,898)	(777,435)
Property and equipment, net	$30,392	$38,855

Note 9.  Accrued Liabilities

Accrued liabilities at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011

Accrued professional fees	$14,500	$62,736
Other liabilities and customer deposits	364,110	406,222
Accrued liabilities	$378,610	$468,958

Note 10.  Debt

The Company’s outstanding debt balances as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011

SVB Credit Facility	$-	$-
Founders' Loan	700,000	700,000
Total debt	700,000	700,000
Current portion of debt	52,943	-
Long-term portion of debt	$647,057	$700,000

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

Based on the Company’s accounts receivable on June 30, 2012, as of such date availability was $297,559 with no borrowings outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of June 30, 2012, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan (described below).

Founders’ Loan: On March 24, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White (collectively, the “Lenders”), all of whom were founders of the Company and members of the Company’s Board of Directors at the time. Pursuant to the terms of the Note Purchase Agreement, the lenders loaned $2.0 million to the Company (the “Founders’ Loan”), evidenced by a secured promissory note in that amount and a maturity date of March 24, 2010 (the “Note”). Interest on the outstanding principal balance of the Note was payable monthly in arrears at the rate of 9% per annum, if paid in cash, or at 13% per annum, if, at the election of the Lenders, paid in shares of Common Stock (as defined in Note 12 below). The Founders’ Loan contains no restrictive covenants and is collateralized by security interests in 62 PokerPro systems. Such security interests have been subordinated to the SVB Credit Facility.

As of June 30, 2012, the carrying value of the Founders’ Loan was $0.7 million and its fair value was $0.7 million. As a result of the various amendments made to the original loan agreement, the maturity date of the loan was extended to March 21, 2013. For the periods ended June 30, 2012 and December 31, 2011, the Company made $26,236 and $72,665, respectively, in aggregate interest payments in cash.

In July 2012, the Company’s Founders’ Loan was further modified. See Note 17, “Subsequent Events,” below.

Note 11.  Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 96% of their annual compensation, subject to annual limitations imposed by the Internal Revenue Service pursuant to the authority granted to it under Section 401(k). The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended June 30, 2012 and 2011, the Company’s expenses related to the plan were $12,427 and $18,112 respectively. For the six months ended June 30, 2012 and 2011, the Company’s expenses related to the plan were $25,283 and $35,963 respectively.

Note 12.  Shareholders’ Equity

Common Stock. There are 40,000,000 shares, no par value of the Company’s common stock (“Common Stock”) authorized of which 7,738,441 and 7,490,124 shares were outstanding as of June 30, 2012 and December 31, 2011, respectively.

Lincoln Park Transaction

The Company has an agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell $50,000 worth (or greater amount under certain circumstances) of shares of its Common Stock to LPC every two business days, up to a maximum of $5 million worth of Common Stock, provided the shares have been registered for resale under the Securities Act of 1933, as amended. In November 2010, a registration statement covering the resale of up to 899,137 shares of Common Stock to be issued to LPC under the agreement was declared effective (the “Registration Statement”). Since June 24, 2010, the Company sold and/or issued an aggregate of 798,373 shares of Common Stock to LPC, including 185,053 shares during the three months ended June 30, 2012 for which it received aggregate proceeds of $139,609. In addition, the Company has issued to LPC warrants to purchase another 40,000 shares. As of June 30, 2012, all of the shares of Common Stock covered by the Registration Statement have either been sold or issued to LPC or are issuable upon exercise of warrants issued to LPC. Accordingly, if the Company wishes to continue to use the LPC facility, it would have to file a new registration statement. The LPC facility expires on May 10, 2013.

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

Stock Incentive Plan

The Company’s shareholders have approved stock incentive plans, authorizing the issuance of stock option, restricted stock and other forms of equity compensation. Pursuant to the approved stock incentive plans 342,199 shares remained available for future grant as of June 30, 2012. The Company has historically issued stock options and restricted shares as compensation, although it has the authority to use other forms of equity compensation instruments in the future.

Principal assumptions used in determining the fair value of option awards include the following: (a) expected future volatility for the Company's stock price, which is based on the Company’s historical volatility, (b) expected dividends, (c) expected term and forfeiture rates, based on historical exercise and forfeiture activity, and (d) the risk-free rate is the rate on U.S. Treasury securities with a maturity equal to, or closest to, the expected life of the options. The assumptions used to determine the fair value of option awards for the periods ended June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Expected Volatility	96% - 97%	96% - 98%
Expected Dividends	0	0
Expected Term	6 yrs	6 yrs
Risk-free Rate	0.71% - 1.02%	0.89% - 2.11%

A summary of Stock Option activity and changes during the six months ended June 30, 2012, is as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Outstanding at December 31, 2011	856,080	$4.55
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2012	856,080	$4.55	6.8	$(3,282,661)

Exercisable at June 30, 2012	507,921	$5.81	6.4	$(2,585,446)

A summary of Restricted Stock activity and changes during the six months ended June 30, 2012, is as follows:

		Weighted Average
Restricted Stock	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2011	270,000		$197,271
Granted	-		-
Vested	(82,500)		(64,458)
Forfeited	-		-
Nonvested at June 30, 2012	187,500	1.3	$132,813

Note 13.  Income Tax Provisions

For the three months ended June 30, 2012 and 2011, the Company recognized a tax provision of $714 and $15,003, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized a tax provision of $7,441 and $19,541, respectively. These provisions are based principally on the Company’s estimated foreign income tax withholding liability, which is attributable to revenues generated outside of the United States.

The effective rates for the periods ending June 30, 2012 and 2011 differ from the U.S. federal statutory rate principally due to the tax benefit arising from the Company’s net operating losses that are fully offset by the valuation allowance established against the Company’s deferred tax assets and deferred tax liabilities.

Note 14.  Related Party Transactions

Transactions with Aristocrat

Revenue from transactions with Aristocrat was $15,343 for the three months ended June 30, 2012, compared to $17,465 for the three months ended June 30, 2011. Revenue from transactions with Aristocrat was $31,368 for the six months ended June 30, 2012, compared to $55,934 for the six months ended June 30, 2011. As of June 30, 2012 and December 31, 2011, $10,100 and $10,200, respectively, were due from Aristocrat and included in accounts receivable in the accompanying Consolidated Balance Sheets.

As of both June 30, 2012 and December 31, 2011, $323,598 was payable to Aristocrat for the Company’s purchase of inventory, which is reflected in the accompanying Consolidated Balance Sheet as a related party liability. As of June 30, 2012 and December 31, 2011, Aristocrat owned approximately 9.3% and 9.6%, respectively, of the outstanding shares of Common Stock.

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. The lease expires in August 31, 2013. Rent expense recorded for the leased space for the three months ended June 30, 2012 and 2011, was $33,750 and $36,600, respectively. Rent expense recorded for the leased space for the six months ended June 30, 2012 and 2011, was $67,500 and $73,200, respectively.

Founders’ Loan

During the three months ended June 30, 2012 and 2011, the Company made $10,529 and $16,668, respectively, in aggregate interest payments in cash. During the six months ended June 30, 2012 and 2011, the Company made $26,236 and $34,224, respectively, in aggregate interest payments in cash. Refer to Note 10, Debt, for a description of the terms of this loan.

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

Revenues by geographic area are determined based on the location of the Company’s customers. For the three months ended June 30, 2012 and 2011, revenues from customers outside the United States accounted for 25.0% and 39.1% of consolidated revenue, respectively. For the six months ended June 30, 2012 and 2011, revenues from customers outside the United States accounted for 20.5% and 45.5% of consolidated revenue, respectively. The following are the revenues and long-lived assets by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011 Restated	2012	2011 Restated
Revenue:
United States	$781,543	$913,885	$2,162,352	$1,888,635
North America (excluding U.S.)	67,162	339,441	157,947	786,136
Europe	155,963	145,854	310,641	475,590
Other International	36,915	101,134	88,580	314,315
	$1,041,583	$1,500,314	$2,719,520	$3,464,676

	June 30,	December 31,
	2012	2011
Long-lived assets:
United States	$815,736	$1,026,157
North America (excluding U.S.)	474,314	223,882
Europe	214,932	62,021
Other International	74,187	54,461
	$1,579,169	$1,366,521

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

Note 17.  Subsequent Events

The Company entered into the Second Loan Modification Agreement, dated July 23, 2012 (the “Second Loan Modification Agreement”), which amended and modified the terms of the Note Purchase Agreement (see Note 10 above), as previously amended. Pursuant to the Second Loan Modification Agreement:

(i)
$100,000 of the remaining principal balance ($700,000) of the Founders’ Loan was converted into 133,334 shares of Common Stock, reflecting a conversion price of $0.75 per share, the closing price of a share of Common Stock on Friday, July 20, 2012 as reported by the NASDAQ Capital Market;

(ii)	The Company will pay interest only, calculated at the rate of 9% per annum, on the remaining principal balance ($600,000) through December 31, 2012;
(iii)
Beginning February 1, 2013 and the first day of each calendar month thereafter until January 1, 2017, the Company will make monthly payments of interest and principal in the amount of $14,931.03, the amount required to fully amortize the remaining principal balance and the accrued interest thereon over 48 months. In the event of a prepayment, the monthly amount would be recalculated.

(iv)	The remaining principal balance of the note and all accrued but unpaid interest thereon is finally due and payable on December 31, 2016.

During August 2012, the Company entered into binding subscription agreements with unaffiliated accredited investors pursuant to which such investors have agreed to purchase approximately $240,000 worth of shares of Common Stock at a price equal to 90% of the consolidated closing bid price of a share of Common Stock as reported on the NASDAQ Capital Market on the last trading day immediately preceding the closing date of the transaction. The transaction is expected to close during the third quarter of 2012. There was no placement agent or other intermediary involved in this private placement transaction and the Company is not obligated to register the shares of Common Stock to be issued to the investors.

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

As of June 30, 2012, our installed base consisted of 2,294 gaming positions worldwide, composed of 2,174 PokerPro and 120 ProCore gaming positions. As of June 30, 2011, 2,710 gaming positions were deployed worldwide composed of 2,614 PokerPro gaming positions, and 96 ProCore gaming positions. Excluding Mexico, gaming positions increased worldwide by 276 in the twelve month period from June 30, 2011 to 2012. The increase in gaming positions resulted from net increased placements of PokerPro and ProCore in our target markets of the United States, Europe and other international markets.

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011, as restated.

	Three Months Ended June 30,
	2012	2011 Restated	Change
Revenue	$1,041,583	$1,500,314	-30.6%
Gross profit	740,207	1,069,348	-30.8%
Percentage of revenue	71.1%	71.3%

Operating expenses	1,114,746	1,479,294	-24.6%

Interest expense, net	19,810	26,727	-25.9%
Income tax provision	714	15,003	-95.2%

Net loss from continuing operations	(395,063)	(451,676)	-12.5%
Net income (loss) from discontinued operations	44,345	(429)	10436.8%
Net loss	(350,718)	(452,105)	-22.4%

Revenues. Revenues decreased by $0.5 million, or 30.6%, to $1.0 million for the three months ended June 30, 2012 as compared to $1.5 million for the three months ended June 30, 2011. This decrease was partially due to the absence of revenues from Mexico in the current quarter as well as changes in our product mix. We ceased operations in Mexico in September 2011, due to the information bulletin issued by Mexico’s Secretaría de Gobernación (“SEGOB”), the government agency responsible for administering the country's internal affairs, notifying casino owners in Mexico that all card and roulette games, whether live or electronic, would no longer be permitted. Excluding Mexico revenues from the quarterly period comparison, total revenues decreased 16.2%.

Revenues from license and service fees decreased $0.3 million. License and service fee comparisons were favorably affected by increased revenue from the Canadian and cruise markets. Those increases were offset by decreases from Mexico, less favorable macroeconomic conditions in Eastern Europe, and the conversion of gaming positions from lease to sale in the United States. License and service fees also follow seasonal trends which mirror the business of our customers, with the second quarter representing the seasonal trough in both 2012 and 2011. Revenues from systems and equipment sales decreased $0.1 million. In the prior year quarter, sales of systems and equipment were favorably impacted by system sales in Europe which did not repeat in the current year, and higher recognition of deferred revenue.

While the growth in gaming positions was robust, the majority of those installations occurred near the end of the period. Accordingly, recurring revenue from those installations are expected to begin contributing more meaningfully in the second half of 2012.

Gross profit. Gross profit decreased by $0.3 million, or 30.8%, to $0.7 million for the three months ended June 30, 2012 compared to $1.1 million for the three months ended June 30, 2011. For the three months ended June 30, 2012 and 2011, gross profit margin was 71.1% and 71.3%, respectively.

Operating expenses. Operating expenses decreased $0.4 million, or 24.6%, to $1.1 million for the three months ended June 30, 2012, as compared to $1.5 million for the three months ended June 30, 2011. Operating expenses decreased quarter over quarter as we continue our cost reduction efforts resulting in lower spending on personnel-related costs, regulatory approvals and professional fees. We continue to scrutinize our operating costs and recently implemented additional cost reduction initiatives intended to further streamline our organizational structure and increase our operating flexibility. Those initiatives are expected to result in further operating expense savings starting in the second half of 2012.

Interest expense, net. Interest expense decreased $6,917, or 25.9%, for the three months ended June 30, 2012 to $19,810 from $26,727 for the three months ended June 30, 2011. The decrease is primarily attributable to lower fees associated with our credit facility at Silicon Valley Bank (described below), lower interest expense on the lower balances of the Founders’ loans (described below) and the payoff of the capital lease obligations in 2011.

Income tax provision Income tax provision was $714 for the three months ended June 30, 2012 and $15,003 in the comparable period of 2011. The decrease in income tax provision was attributable to lower withholdings in foreign jurisdictions.

Net loss from continuing operations. Net loss from continuing operations for the three months ended June 30, 2012 was $395,063, an improvement of $56,613, or 12.5%, over the net loss of $451,676 for the three months ended June 30, 2011. The improvement in net loss from continuing operations resulted primarily from reductions in operating expenses.

Net income (loss) from discontinued operations. Net income from discontinued operations for the three months ended June 30, 2012 was $44,345, an improvement of $44,774 over a net loss from discontinued operations of $429 for the three months ended June 30, 2011.

Net loss. Net loss for the three months ended June 30, 2012 was $350,718, an improvement of $101,387, or 22.4%, over the net loss of $452,105 for the three months ended June 30, 2011.

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011, as restated.

	Six Months Ended June 30,
	2012	2011 Restated	Change
Revenue	$2,719,520	$3,464,676	-21.5%
Gross profit	2,032,165	2,462,610	-17.5%
Percentage of revenue	74.7%	71.1%

Operating expenses	2,319,745	3,108,454	-25.4%

Interest expense, net	40,665	53,009	-23.3%
Income tax provision	7,441	19,541	-61.9%

Net loss from continuing operations	(335,686)	(718,394)	-53.3%
Net income (loss) from discontinued operations	54,867	(10,403)	627.4%
Net loss	(280,819)	(728,797)	-61.5%

Revenues. Revenues decreased by $0.7 million, or 21.5%, to $2.7 million for the six months ended June 30, 2012 as compared to $3.5 million for the six months ended June 30, 2011. This decrease was partially due to the absence of revenues from Mexico in six months ended June 30, 2012 compared to the comparable period in 2011, as well as changes in our product mix. We ceased operations in Mexico in September 2011, due to the information bulletin issued by SEGOB, the government agency responsible for administering the country's internal affairs, notifying casino owners in Mexico that all card and roulette games, whether live or electronic, would no longer be permitted. Excluding Mexico revenues from the six months ended June 30, 2011, total revenues decreased 3.9%.

Revenues from license and service fees decreased $0.6 million. License and service fee comparisons were favorably affected by increased revenue from the Canadian and cruise markets. Those increases were offset by decreases from Mexico, less favorable macroeconomic conditions in Eastern Europe, and the conversion of gaming positions from lease to sale in the United States. License and service fees also follow seasonal trends which mirror the business of our customers, with the second quarter representing the seasonal trough in both 2012 and 2011. Revenues from systems and equipment sales decreased $0.2 million. In the prior year period, sales of systems and equipment were favorably impacted by system sales in Europe which did not repeat in the current year and higher recognition of deferred revenue.

While the growth in gaming positions was robust, the majority of those installations occurred near the end of the period. Accordingly, recurring revenue from those installations are expected to begin contributing more meaningfully in the second half of 2012.

Gross profit. Gross profit decreased by $0.4 million, or 17.5%, to $2.0 million for the six months ended June 30, 2012 compared to $2.5 million for the six months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, gross profit margin was 74.7% and 71.1%, respectively. The increase in gross profit margin was primarily attributable to changes in revenue mix, improved asset utilization and reduced product costs and depreciation.

Operating expenses. Operating expenses decreased $0.8 million, or 25.4%, to $2.3 million for the six months ended June 30, 2012, as compared to $3.1 million for the six months ended June 30, 2011. Operating expenses decreased quarter over quarter as we continue our cost reduction efforts resulting in lower spending on personnel-related costs, regulatory approvals, and professional fees. We continue to scrutinize our operating costs and recently implemented additional cost reduction initiatives intended to further streamline our organizational structure and increase our operating flexibility. Those initiatives are expected to result in further operating expense savings starting in the second half of 2012.

Interest expense, net. Interest expense decreased $12,344, or 23.3%, for the six months ended June 30, 2012 to $40,665 from $53,009 for the six months ended June 30, 2011. The decrease is primarily attributable to lower fees associated with our credit facility at Silicon Valley Bank (described below), lower interest expense on the lower balances of the Founders’ Loan (described below) and the payoff of the capital lease obligations in 2011.

Income tax provision Income tax provision was $7,441 for the six months ended June 30, 2012, and $19,541 in the comparable period of 2011. The decrease in income tax provision was attributable to lower withholdings in foreign jurisdictions.

Net loss from continuing operations. Net loss from continuing operations for the six months ended June 30, 2012 was $335,686, an improvement of $382,708 over the net loss of $718,394 for the six months ended June 30, 2011. The improvement in net loss from continuing operations resulted primarily from reductions in operating expenses.

Net income (loss) from discontinued operations. Net income from discontinued operations for the six months ended June 30, 2012 was $54,867, an improvement of $65,270 over a net loss from discontinued operations of $10,403 for the six months ended June 30, 2011.

Net loss. Net loss for the six months ended June 30, 2012 was $280,819, an improvement of $447,978 over the net loss of $728,797 for the six months ended June 30, 2011.

Liquidity and Capital Resources

We have primarily incurred net operating losses since our inception. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock and other financing arrangements. In recent periods, our operating results have improved with increased gross margins and lower operating costs. As a result, we are beginning to invest working capital with the introduction of the ProCore platform. In order to finance operations, we have entered into several equity transactions and maintained a credit facility, which are discussed in detail below and in the notes to our financial statements included elsewhere in this report.

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2012	2011 Restated	Change
Continuing Operations:
Net cash used in operating activities	$(131,327)	$(276,128)	$144,801
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	174,869	796,176	(621,307)
Net cash provided by continuing operations	43,542	520,048	(476,506)
Net cash provided by (used in) operating activities of discontinued operations	70,502	(17,629)	$88,131
Net increase in cash and cash equivalents	114,044	502,419
Cash and cash equivalents, beginning of year	606,229	666,179
Cash and cash equivalents, end of period	$720,273	$1,168,598

For the six months ended June 30, 2012, net cash used in operating activities from continuing operations improved $144,801, or 52.4%, to $131,327. The improvement in cash from operating activities was primarily due to improved profitability, partially offset by increases in working capital.

No cash was used in or provided by investing activities for the six months ended June 30, 2012 or 2011. As part of our ongoing cost reduction measures, we have curtailed capital expenditures.

Net cash provided by financing activities was $174,869 for the six months ended June 30, 2012 compared to net cash provided by financing activities of $796,176 for the six months ended June 30, 2011. Cash provided by financing activities is primarily due to the issuance of common stock in the six months ended June 30, 2012 and 2011.

For the six months ended June 30, 2012, net cash provided by operating activities of discontinued operations was $70,502 compared to net cash used in operating activities of discontinued operations of $17,629 for the six months ended June 30, 2011. This increase is attributable to the sale of a majority of the remaining inventory in 2012.

At June 30, 2012, we had $700,000 of debt outstanding due to two of our founders and directors (the “Founders' Loan”), as more fully described in Note 10, “Debt,” to our financial statements.

In July 2012, we entered into a Second Loan Modification Agreement, dated as of July 23, 2012, with Messrs. Lomax and White, the remaining makers of the Founders’ Loan, pursuant to which:

(i)           $100,000 of the remaining principal balance ($700,000) of the Founders’ Loan was converted into 133,334 shares of our common stock, reflecting a conversion price of $0.75 per share, the closing price of a share of our common stock on Friday, July 20, 2012 as reported by the NASDAQ Capital Market; and

(ii)           the note evidencing the Founders’ Loan was amended to provide for (a) payments of interest only, calculated at the rate of 9% per annum, on the remaining principal balance ($600,000) through December 31, 2012, (b) 48 monthly payments of interest and principal in the amount of $14,931.03, the amount required to fully amortize the remaining principal balance and the accrued interest thereon beginning February 1, 2013, which amount would be recalculated in the event of a prepayment, and (c) the full payment of the remaining principal balance of the note and all accrued but unpaid interest thereon on December 31, 2016.

We maintain a credit facility with Silicon Valley Bank to support our working capital needs (the “SVB Credit Facility”). On February 22, 2012, we entered into the “Sixth Amendment to Loan and Security Agreement”, which extended the maturity date for the facility to January 16, 2013. Maximum advances are determined based on the composition of our eligible accounts receivable and inventory balances with a facility limit of $937,500. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%. As of June 30, 2012, approximately $300,000 was available under the SVB Credit Facility, based on our accounts receivable, and there were no amounts outstanding under the facility.

In June 2010 we entered into an agreement with Lincoln Park Capital (“LPC” or the “Selling Shareholder”), pursuant to which we have the right to sell to LPC up to $5.0 million worth of shares of our common stock over a period that expires May 10, 2013. Our right to sell shares to LPC is conditioned to those shares being registered for resale under the Securities Act of 1933, as amended. In November 2010 the SEC declared effective our registration statement covering the resale of up to 899,137 shares of our common stock (after giving effect to the 2.5-for-1 reverse stock split in February 2011) to be issued to LPC under the agreement. Since June 24, 2010, we sold and/or issued an aggregate of 798,373 shares of Common Stock to LPC, including 185,053 shares during the three months ended June 30, 2012 for which it received aggregate proceeds of $139,609. In addition, we issued to LPC warrants to purchase another 40,000 shares. As a result, as of June 30, 2012, zero shares covered by the registration statement remain available for sale.

During August 2012, the Company entered into binding subscription agreements with unaffiliated accredited investors pursuant to which such investors have agreed to purchase approximately $240,000 worth of shares of Common Stock at a price equal to 90% of the consolidated closing bid price of a share of Common Stock as reported on the NASDAQ Capital Market on the last trading day immediately preceding the closing date of the transaction. The transaction is expected to close during the third quarter of 2012. There was no placement agent or other intermediary involved in this private placement transaction and the Company is not obligated to register the shares of Common Stock to be issued to the investors.

On November 10, 2010, the Securities and Exchange Commission declared effective a registration that we had filed to cover the resale of the shares issued and sold (or to be issued and sold) to the Selling Shareholder. On March 25, 2011 we filed a prospectus supplement to the prospectus included in that registration statement that included our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). The 2010 Annual Report, including our audited financial statements as of and for the year ended December 31, 2010, and the notes thereto, were physically attached and incorporated into the prospectus supplement. At the time, we believed that the filing of this prospectus supplement fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Securities Act of 1933, as amended. However, we have since been advised that the proper manner for updating a registration statement is to file a post-effective amendment. As a result, 93,175 shares sold pursuant to that prospectus in open market transactions from December 30, 2010 through January 23, 2011 violated Section 5 of the Securities Act of 1933, as amended, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares.). Shares that are subject to rescission or redemption requirements that are outside of our control are classified outside of permanent equity until they are no longer subject to rescission or redemption. Accordingly, we reclassified $71,183 as Common stock subject to rescission.

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

As of June 30, 2012, our cash balance was approximately $700,000 and we have the ability to borrow approximately $300,000 under the SVB Credit Facility. Cash used in continuing operations for the six months ended June 30, 2012 was $131,327, an improvement of $144,801 from the first six months of 2011. The level of additional capital needed to fund operations and our ability to conduct business for the next year is influenced primarily by the following factors:

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

Our operations were recently impacted by regulatory changes in Mexico that significantly reduced revenue and gross margins in the fourth quarter of 2011. In response, we implemented new expense reduction initiatives in late 2011 to partially offset the impact of Mexico. While we believe the loss of business in Mexico to be temporary, we are building our operating plans based on replacing that business with new placements planned in other jurisdictions in 2012. We moved a portion of our electronic gaming tables from Mexico back to the United States to meet anticipated demand from those other markets.

We believe the capital resources available to us will be sufficient to fund our ongoing operations and to support our operating plans for at least the next 12 months. However, we may seek to raise additional capital or expand our existing credit facilities to fund growth. We cannot assure you that, in the event we need additional working capital, adequate additional working capital will be available or, if available, will be on terms acceptable to us. If we are unable to raise additional capital or expand our credit facilities, our ability to conduct business and achieve our growth objectives would be negatively impacted.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2012:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$700,000	$52,943	$647,057	$-	$-
Operating lease obligations(2)	233,088	139,584	93,504	-	-
Purchase obligations(3)	950,407	950,407		-	-
Other long-term liabilities (4)	323,598	70,342	253,256	-	-
Total	$2,207,093	$1,213,276	$993,817	$-	$-

(1)	Represents the outstanding principal amount on the Founders’ Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents open purchase orders with our suppliers.
(4)	Represents purchase of gaming inventory from Aristocrat.

Customer Dependence

As of June 30, 2012, five of our customers made up approximately 71.7% of our total revenues, with one accounting for 37.6%, a second accounting for 19.0%, a third accounting for 6.2%, a fourth accounting for 5.2%, and a fifth accounting for 3.7%. As of June 30, 2011, five of our customers made up approximately 49.7% of our total revenues, with one accounting for 27.4%, a second accounting for 6.8%, a third accounting for 5.9%, a fourth accounting for 4.8%, and a fifth accounting for 4.8%. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain reclassifications have been made to prior periods’ financial information to conform to the current period presentation.

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

Item 1A.  Risk Factors.

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

On November 10, 2010, the Securities and Exchange Commission declared effective a registration that we had filed to cover the resale of the shares issued and sold (or to be issued and sold) to the Selling Shareholder. On March 25, 2011 we filed a prospectus supplement to the prospectus included in that registration statement that included our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). The 2010 Annual Report, including our audited financial statements as of and for the year ended December 31, 2010, and the notes thereto, were physically attached and incorporated into the prospectus supplement. At the time, we believed that the filing of this prospectus supplement fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Act. However, we have since been advised that the proper manner for updating a registration statement is to file a post-effective amendment. As a result, 93,175 shares sold pursuant to that prospectus in open market transactions from December 30, 2010 through January 23, 2011 violated Section 5 of the Securities Act of 1933, as amended, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares.) Shares that are subject to rescission or redemption requirements that are outside of our control are classified outside of permanent equity until they are no longer subject to rescission or redemption. Accordingly, we reclassified $71,183 as Common stock subject to rescission. In addition, we also may have indemnification obligations to the Selling Shareholder.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As of July 23, 2012, pursuant to the Second Loan Modification Agreement, $100,000 of the remaining principal balance ($700,000) of the Founders’ Loan was converted into 133,334 shares of our common stock, reflecting a conversion price of $0.75 per share, the closing price of a share of our common stock on Friday, July 20, 2012 as reported by the NASDAQ Capital Market

This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Sections 4(2) and 4(5) of the Act. All of the foregoing shares will be issued by our transfer agent as promptly as practicable after compliance with NASDAQ rules with respect to the listing of additional shares and will bear a legend restricting their transfer other than pursuant to registration or exemption from registration pursuant to the Act.

Item 6.  Exhibits.

Exhibit No.	Description
10.1
Form of Loan Modification Agreement, dated July 23, 2012, by and among the Registrant and Gehrig White and Arthur Lomax.  (incoprorated by reference in Exhibit 10.1 to our Current Report on Form 8-K filed on July 27, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Furnished with this report. In accordance with rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: August 10, 2012
/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1
Form of Loan Modification Agreement, dated July 23, 2012, by and among the Registrant and Gehrig White and Arthur Lomax.  (incoprorated by reference in Exhibit 10.1 to our Current Report on Form 8-K filed on July 27, 2012.

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

* Furnished with this report. In accordance with rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.