Form 10-Q
period 2012-09-30
POKERTEK, INC.
filed 2012-11-13
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 31, 2012, there were 8,625,498 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 Restated	2012	2011 Restated
Revenue
License and service fees	$1,097,641	$1,257,107	$3,087,984	$3,835,999
Sales of systems and equipment	16,537	436,710	745,714	1,322,494
Total revenue	1,114,178	1,693,817	3,833,698	5,158,493
Cost of revenue	324,816	540,690	1,012,172	1,542,756
Gross profit	789,362	1,153,127	2,821,526	3,615,737
Operating expenses:
Selling, general and administrative	801,320	1,082,393	2,541,998	3,377,634
Research and development	163,754	240,812	537,650	746,628
Share-based compensation expense	77,943	274,846	274,649	541,484
Depreciation	2,480	18,991	10,943	59,750
Total operating expenses	1,045,497	1,617,042	3,365,240	4,725,496

Operating loss	(256,135)	(463,915)	(543,714)	(1,109,759)
Interest expense, net	17,752	20,637	58,417	73,646

Net loss from continuing operations before income taxes	(273,887)	(484,552)	(602,131)	(1,183,405)
Income tax provision	52,353	10,417	59,794	29,958

Net loss from continuing operations	(326,240)	(494,969)	(661,925)	(1,213,363)
Income (loss) from discontinued operations	(4,754)	1,216	50,113	(9,187)
Net loss	$(330,994)	$(493,753)	$(611,812)	$(1,222,550)

Net loss from continuing operations per common share - basic and diluted	$(0.04)	$(0.07)	$(0.09)	$(0.18)
Net income (loss) from discontinued operations per common share - basic and diluted	(0.00)	0.00	0.01	(0.00)
Net loss per common share - basic and diluted	$(0.04)	$(0.07)	$(0.08)	$(0.19)
Weighted average common shares outstanding - basic and diluted	8,130,413	6,939,750	7,753,925	6,589,456

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$614,196	$606,229
Accounts receivable, net	636,773	726,520
Inventory	1,556,218	1,762,806
Prepaid expenses and other assets	91,283	147,487
Net assets of discontinued operations	-	92,310
Total current assets	2,898,470	3,335,352

Long-term assets:
Gaming systems, net	1,490,609	1,104,333
Property and equipment, net	29,291	38,855
Other assets	165,954	223,333
Total long-term assets	1,685,854	1,366,521
Total assets	$4,584,324	$4,701,873

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$319,403	$321,955
Accrued liabilities	352,973	468,958
Deferred revenue	236,957	281,466
Long-term liability - related party, current portion	91,420	54,952
Long-term debt, current portion	42,836	-
Current liabilities of discontinued operations	-	70,383
Total current liabilities	1,043,589	1,197,714

Long-term liabilities:
Long-term liability - related party	232,178	268,646
Long-term debt	257,164	700,000
Total long-term liabilities	489,342	968,646

Total liabilities	1,532,931	2,166,360
Commitments and contingencies
Common stock subject to rescission	71,183	-

Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and outstanding

Common stock, no par value per share; authorized 40,000,000	-	-
shares, issued and outstanding 8,638,419 and 7,490,124 shares at
September 30, 2012 and December 31, 2011, respectively
Additional paid-in capital	49,424,793	48,368,283
Accumulated deficit	(46,444,583)	(45,832,770)
Total shareholders' equity	2,980,210	2,535,513
Total liabilities and shareholders' equity	$4,584,324	$4,701,873

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, December 31, 2011	7,490,124	$-	$48,368,283	$(45,832,770)	$2,535,513
Issuances of common stock, net	63,264		38,724		38,724
Share-based compensation			180,249		180,249
Common stock subject to rescission			(71,183)		(71,183)
Net income				69,899	69,899
Balance, March 31, 2012	7,553,388	$-	$48,516,073	$(45,762,871)	$2,753,202

Issuances of common stock, net	185,053		128,334		128,334
Share-based compensation			73,718		73,718
Net loss				(350,718)	(350,718)
Balance, June 30, 2012	7,738,441	$-	$48,718,125	$(46,113,589)	$2,604,536

Issuances of common stock, net	899,978		628,725		628,725
Share-based compensation			77,943		77,943
Net loss				(330,994)	(330,994)
Balance, September 30, 2012	8,638,419	$-	$49,424,793	$(46,444,583)	$2,980,210

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011 Restated
Cash flows from operating activities:
Net loss	$(611,812)	$(1,222,550)
Net (income) loss from discontinued operations	(50,113)	9,187
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	550,117	1,051,187
Share-based compensation expense	274,649	541,484
Provision for doubtful accounts and other receivables	37,333	294,500
Changes in assets and liabilities:
Accounts and other receivables	57,494	(254,653)
Prepaid expenses and other assets	79,757	163,811
Inventory	206,588	(438,839)
Gaming systems	(925,449)	(358,224)
Accounts payable and accrued expenses	(46,538)	6,683
Deferred revenue	(44,127)	(451,328)
Net cash used in operating activities from continuing operations	(472,101)	(658,742)
Net cash provided by (used in) operating activities from discontinued operations	66,577	(19,155)
Net cash used in operating activities	(405,524)	(677,897)

Cash flows from investing activities:
Purchases of property and equipment	(1,378)	-
Net cash used in investing activities	(1,378)	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	414,869	823,431
Repayments of capital lease	-	(30,793)
Net cash provided by financing activities	414,869	792,638
Net increase in cash and cash equivalents	7,967	114,741
Cash and cash equivalents, beginning of year	606,229	666,179
Cash and cash equivalents, end of period	$614,196	$780,920

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$58,179	$53,959
Income taxes	22,272	27,881

Non-cash transactions:
Amortization of commitment fee issued in common stock	$33,825	$33,825
Issuance of common stock for debt cancellation	400,000	100,000
Transfers from inventory to property and equipment	-	9,319

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Business and Basis of Presentation

PokerTek, Inc. (the “Company”) is engaged in the development, manufacture and marketing of electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide.

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

As described in Note 17, Restatement of Unaudited Interim Consolidated Financial Statements, of the Company’s Annual Report on Form 10-K, the Company restated the results for the first three quarters of 2011. The restatement was necessary in order to conform to Accounting Standards updates 2009-14 and 2009-13 issued in October 2009. There were no material changes to the Company’s significant accounting policies during the most recent fiscal quarter ended September 30, 2012.

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the entire year.

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

As of September 30, 2012, the Company’s cash balance was approximately $600,000 and availability from the SVB Credit Facility (as described in Note 10 below) was approximately $300,000.  Cash used in operations for the nine months ended September 30, 2012 was $405,524, an improvement of $272,373 from the first nine months of 2011. The level of additional capital needed to fund operations and the Company’s ability to conduct business for the next year is influenced primarily by the following factors:

●	The pace of growth in the gaming business and the related investments in inventory and spending on development and regulatory efforts.
●	The launch of new products, such as ProCore, which will require additional investments in inventory as the Company seeks to expand that product line;
●	The Company’s ability to control its operating expenses as the business grows;
●	The Company’s ability to negotiate favorable payment terms with its customers and vendors;
●	The Company’s ability to access the capital markets and maintain availability under its credit line;
●	Demand for the Company’s products and the ability of the Company’s customers to pay on a timely basis; and
●	General economic conditions as well as political events and legal and regulatory changes.

The Company’s operating plan for 2012 calls for balancing revenue growth with operating expense and working capital management, and carefully monitoring the impact of growth on its cash needs and cash balances. The Company has successfully reduced its operating and net loss in 2012 compared to 2011 and expects this trend to continue through the remainder of 2012.

The Company’s revenues and gross margins in 2012  have been negatively impacted by regulatory changes in Mexico adopted  in the fourth quarter of 2011. In response, the Company implemented new expense reduction initiatives in late 2011 to partially offset the impact of these regulatory changes. While the Company believes the loss of business in Mexico to be temporary, its operating plans are based on replacing that business with new placements in other jurisdictions in 2012.  Pursuant to that plan, the Company moved a portion of its electronic gaming tables from Mexico back to the United States to meet anticipated demand from those other markets.

The Company believes its available capital resources are sufficient to fund its ongoing operations and to support its operating plans for at least the next 12 months. However, the Company may seek to raise additional capital or expand its existing credit facilities to fund growth. The Company cannot provide assurances that, in the event additional working capital is needed, adequate additional working capital will be available or, if available, will be on terms acceptable to the Company. If the Company is unable to raise additional capital or expand its credit facilities, the Company’s ability to conduct business and achieve its growth objectives would be negatively impacted.

Note 3.    Discontinued Operations

In August 2010, the Company decided to exit the amusement business due to declining demand and reduced pricing power for its Heads-Up Challenge product.

The results of operations and related non-recurring costs associated with the amusement business have been presented as discontinued operations for all periods. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets.  The statements of operations for the discontinued operations for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$-	$44,022	$149,405	$136,184

Cost of revenue	-	14,540	88,312	48,651

Gross profit	-	29,482	61,093	87,533

Operating expenses	4,754	28,266	10,980	96,720

Net income (loss) from discontinued operations	$(4,754)	$1,216	$50,113	$(9,187)

Assets and liabilities of discontinued operations at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Assets:
Accounts receivable	$-	$9,699
Inventory	-	82,611
Total assets	$-	$92,310

Liabilities:
Accounts payable	$-	$2,897
Accrued liabilities	-	67,486
Total liabilities	$-	$70,383

Note 4.    Accounts Receivable

Accounts receivable at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011

Accounts receivable	$784,184	$872,703
Allowance for doubtful accounts	(147,411)	(146,183)
Accounts receivable, net	$636,773	$726,520

Note 5.    Inventory

Inventory at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011

Raw materials and components	$1,162,392	$698,576
Gaming systems in process	243,626	374,638
Finished goods	303,212	926,889
Reserve	(153,012)	(237,297)
Inventory, net	$1,556,218	$1,762,806

Note 6.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011

Prepaid expenses	$29,732	$54,012
Stock issuance commitment fee, net	13,317	45,282
Other	48,234	48,193
Prepaid expenses and other assets	$91,283	$147,487

Deferred licensing fees, net	$115,774	$173,153
Other	50,180	50,180
Other assets	$165,954	$223,333

Note 7.    Gaming Systems

Gaming systems at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
Gaming systems	$6,889,820	$6,473,043
Less: accumulated depreciation	(5,399,211)	(5,368,710)
Gaming systems, net	$1,490,609	$1,104,333

Note 8.    Property and Equipment

Property and equipment at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011

Equipment	$458,094	$456,715
Leasehold improvements	202,508	202,508
Capitalized software	157,067	157,067
	817,669	816,290
Less: accumulated depreciation	(788,378)	(777,435)
Property and equipment, net	$29,291	$38,855

Note 9.    Accrued Liabilities

Accrued liabilities at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011

Accrued professional fees	$20,000	$62,736
Other liabilities and customer deposits	332,973	406,222
Accrued liabilities	$352,973	$468,958

Note 10.  Debt

The Company’s outstanding debt balances as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011

SVB Credit Facility	$-	$-
Founders' Loan	300,000	700,000
Total debt	300,000	700,000
Current portion of debt	42,836	-
Long-term portion of debt	$257,164	$700,000

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

Based on the Company’s accounts receivable on September 30, 2012, as of such date availability was $318,245 with no borrowings outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of September 30, 2012, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan (described below).

Founders’ Loan: On March 24, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for $2.0 million with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White (collectively, the “Lenders”), all of whom were founders of the Company and members of the Company’s Board of Directors at the time.  Pursuant to the terms of the Note Purchase Agreement, the lenders loaned $2.0 million to the Company (the “Founders’ Loan”).  Since that time the principal balance of the debt outstanding under the Founders’ Loan has been reduced to $300,000 though a series of transactions, including the transaction described below which took place during the quarter ended September 30, 2012.  The Founders’ Loan contained no restrictive covenants and is collateralized by security interests in 18 PokerPro systems. Such security interests have been subordinated to the SVB Credit Facility.

On July 23, 2012, the Company entered into the Second Loan Modification Agreement (the “Second Loan Modification Agreement”) which amended and modified the terms of the Note Purchase Agreement, as previously amended.  Pursuant to the Second Loan Modification Agreement $100,000 of the remaining principal balance ($700,000) of the Founders’ Loan was converted into 133,334 shares of Common Stock, reflecting a conversion price of $0.75 per share, the closing price of a share of Common Stock on Friday, July 20, 2012, as reported by the NASDAQ Capital Market.

On September 18, 2012, the Company issued 405,405 shares (the “Shares”) of its common stock to Gehrig H. White in full satisfaction of the entire outstanding principal amount of a note held by Mr. White (a component of the Founders Loan described above).  The outstanding principal balance of the note at the time of issuance of the shares was $300,000.  The Shares were valued at $0.74 per share, which represented the consolidated closing bid price per share on the NASDAQ Capital Market on September 17, 2012.  As a result of this transaction, the remaining principal balance on the Founders’ Loan has now been reduced to $300,000.

As a result of the modifications described above, the terms of the Founders’ Loan are as follows:

(i)	The Company will pay interest only, calculated at the rate of 9% per annum, on the remaining principal balance ($300,000) through December 31, 2012.
(ii)
Beginning February 1, 2013 and the first day of each calendar month thereafter until January 1, 2017, the Company will make monthly payments of interest and principal in the amount of $7,465.51, the amount required to fully amortize the remaining principal balance and the accrued interest thereon over 48 months.  In the event of a prepayment, the monthly amount would be recalculated.

(iii)	The remaining principal balance of the note and all accrued but unpaid interest thereon is finally due and payable on December 31, 2016.

As of September 30, 2012, the carrying value of the Founders’ Loan was $300,000and its fair value was $300,000.  For the periods ended September 30, 2012 and December 31, 2011, the Company made $46,504 and $72,665, respectively, in aggregate interest payments in cash.

Note 11.  Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 96% of their annual compensation, subject to annual limitations imposed by the Internal Revenue Service pursuant to the authority granted to it under Section 401(k). The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended September 30, 2012 and 2011, the Company’s expenses related to the plan were $12,176 and $16,893 respectively.  For the nine months ended September 30, 2012 and 2011, the Company’s expenses related to the plan were $37,459 and $52,806 respectively.

Note 12.  Shareholders’ Equity

Common Stock.  There are 40,000,000 shares, no par value, of the Company’s common stock (“Common Stock”) authorized, of which 8,638,419 and 7,490,124 shares were outstanding as of September 30, 2012 and December 31, 2011, respectively.

Lincoln Park Transaction

The Company has an agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell $50,000 worth (or greater amount under certain circumstances) of shares of its Common Stock to LPC every two business days, up to a maximum of $5 million worth of Common Stock, provided the shares have been registered for resale under the Securities Act of 1933, as amended.  In November 2010, a registration statement covering the resale of up to 899,137 shares of Common Stock to be issued to LPC under the agreement was declared effective (the “Registration Statement”). Since June 24, 2010, the Company sold and/or issued an aggregate of 798,373 shares of Common Stock to LPC.  In addition, the Company has issued to LPC warrants to purchase another 40,000 shares.  No additional shares were sold or issued in the three months ended September 30, 2012.  As of September 30, 2012, all of the shares of Common Stock covered by the Registration Statement have either been sold or issued to LPC or are issuable upon exercise of warrants issued to LPC.  Accordingly, if the Company wishes to continue to use the LPC facility, it would have to file a new registration statement.  The LPC facility expires on May 10, 2013.

Subscription Agreement with Unaffiliated Accredited Investors

During August 2012, the Company entered into binding subscription agreements with unaffiliated accredited investors pursuant to which such investors have agreed to purchase approximately $240,000 worth of shares of Common Stock at a price equal to 90% of the consolidated closing bid price of a share of Common Stock as reported on the NASDAQ Capital Market on the last trading day immediately preceding the closing date of the transaction.  These transactions were completed in the quarter ended September 30, 2012.  There was no placement agent or other intermediary involved in this private placement transaction and the Company is not obligated to register the shares of Common Stock to be issued to the investors.

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

Stock Incentive Plan

The Company’s shareholders have approved stock incentive plans, authorizing the issuance of stock option, restricted stock and other forms of equity compensation. Pursuant to the approved stock incentive plans 364,333 shares remained available for future grant as of September 30, 2012. The Company has historically issued stock options and restricted shares as compensation, although it has the authority to use other forms of equity compensation instruments in the future.

Principal assumptions used in determining the fair value of option awards include the following: (a) expected future volatility for the Company's stock price, which is based on the Company’s historical volatility, (b) expected dividends, (c) expected term and forfeiture rates, based on historical exercise and forfeiture activity, and (d) the risk-free rate is the rate on U.S. Treasury securities with a maturity equal to, or closest to, the expected life of the options. The assumptions used to determine the fair value of option awards for the periods ended September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Expected Volatility	95% - 97%	96% - 98%
Expected Dividends	0	0
Expected Term	6 yrs	6 yrs
Risk-free Rate	0.67% - 1.02%	0.89% - 2.11%

A summary of Stock Option activity and changes during the nine months ended September 30, 2012, is as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Outstanding at December 31, 2011	856,080	$4.55
Granted	-	-
Exercised	-	-
Forfeited	(22,134)	1.34
Expired	-	-
Outstanding at September 30, 2012	833,946	$4.63	6.6	$(3,236,018)

Exercisable at September 30, 2012	756,635	$4.58	6.5	$(2,896,384)

A summary of Restricted Stock activity and changes during the nine months ended September 30, 2012, is as follows:

		Weighted Average
Restricted Stock	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2011	270,000		$197,271
Granted	-		-
Vested	(145,000)		(91,021)
Forfeited	-		-
Nonvested at September 30, 2012	125,000	1.0	$106,250

Note 13.  Income Tax Provisions

For the three months ended September 30, 2012 and 2011, the Company recognized a tax provision of $52,353 and $10,417, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized a tax provision of $59,794 and $29,958, respectively. These provisions are based principally on the Company’s estimated foreign income tax withholding liability, which is attributable to revenues generated outside of the United States.  The income tax provision incurred in the quarter ended September 30, 2012 included a $38,721 non-recurring true-up related to income taxes withheld in Romania.

The effective rates for the periods ending September 30, 2012 and 2011 differ from the U.S. federal statutory rate principally due to the tax benefit arising from the Company’s net operating losses that are fully offset by the valuation allowance established against the Company’s deferred tax assets and deferred tax liabilities.

Note 14.  Related Party Transactions

Transactions with Aristocrat

Revenue from transactions with Aristocrat (“Aristocrat”) was $15,742 for the three months ended September 30, 2012, compared to $15,849 for the three months ended September 30, 2011. Revenue from transactions with Aristocrat was $47,110 for the nine months ended September 30, 2012, compared to $71,782 for the nine months ended September 30, 2011. As of September 30, 2012 and December 31, 2011, $10,532 and $10,200, respectively, were due from Aristocrat and included in accounts receivable in the accompanying Consolidated Balance Sheets.

As of both September 30, 2012 and December 31, 2011, $323,598 was payable to Aristocrat for the Company’s purchase of inventory, which is reflected in the accompanying Consolidated Balance Sheet as a related party liability.  As of September 30, 2012 and December 31, 2011, Aristocrat owned approximately 8.4% and 9.6%, respectively, of the outstanding shares of Common Stock.

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. The lease expires on August 31, 2013. Rent expense recorded for the leased space for the three months ended September 30, 2012 and 2011, was $33,750 and $35,650, respectively.  Rent expense recorded for the leased space for the nine months ended September 30, 2012 and 2011, was $101,250 and $108,850, respectively.

Founders’ Loan

During the three months ended September 30, 2012 and 2011, the Company made $14,918 and $15,879, respectively, in aggregate interest payments in cash. During the nine months ended September 30, 2012 and 2011, the Company made $46,504 and $50,103, respectively, in aggregate interest payments in cash. See  Note 10, Debt, for a description of the terms of this loan.

Other

On October 18, 2102, Gehrig H. White, a director and one of the Company’s founders, purchased a 33% interest in Gaming Equipment Rental Co., LLC, which had been, and continues to be, a customer of the Company.  Gaming Equipment Rental Co., LLC operates a charity gaming operation in Ohio and leases PokerPro and ProCore gaming equipment from the Company.

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

Revenues by geographic area are determined based on the location of the Company’s customers. For the three months ended September 30, 2012 and 2011, revenues from customers outside the United States accounted for 22.2% and 37.9% of consolidated revenue, respectively.  For the nine months ended September 30, 2012 and 2011, revenues from customers outside the United States accounted for 21.0% and 43.0% of consolidated revenue, respectively. The following are the revenues and long-lived assets by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011 Restated	2012	2011 Restated
Revenue:
United States	$866,824	$1,052,611	$3,029,176	$2,941,247
North America (excluding U.S.)	189,014	305,624	346,961	1,091,760
Europe	25,043	155,844	335,684	631,434
Other International	33,297	179,738	121,877	494,052
	$1,114,178	$1,693,817	$3,833,698	$5,158,493

	September 30,	December 31,
	2012	2011
Long-lived assets:
United States	$989,547	$1,026,157
North America (excluding U.S.)	423,388	223,882
Europe	203,611	62,021
Other International	69,308	54,461
	$1,685,854	$1,366,521

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

Compliance with NASDAQ Listing Requirements

On July 11, 2012, the Company received a notification letter from The NASDAQ Stock Market (the “Notice”) advising that for the 30 consecutive business days preceding the date of the Notice (from May 29, 2012 to July 10, 2012), the closing bid price of its common stock had fallen below the $1.00 per share minimum price required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”).

The Notice has no effect on the listing of the Company’s common stock at this time and the Company’s common stock will continue to trade on the NASDAQ Capital Market under the symbol “PTEK”.  The Notice also stated that the Company would be provided 180 calendar days, or until January 7, 2013 (the “Grace Period”), to regain compliance with the Minimum Bid Price Rule.  To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to the end of the Grace Period.

If the Company does not regain compliance within the Grace Period, it may be eligible for an additional grace period of 180 days if it meets the continued listing requirements for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, with the exception of the Minimum Bid Price Rule, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.  If NASDAQ determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, NASDAQ will provide notice that the Company’s common stock will be subject to delisting.  The Company would then have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the NASDAQ Capital Market until the completion of the appeal process.

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

Company Overview and Business Strategy

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

ProCore is an electronic table game platform that expands on the PokerPro technology and allows multiple house-banked games to be run on a single, efficient, economical platform. The versatility of the ProCore system allows operators to add new game content as it is released. Several variations of Blackjack and related side bets are deployed on this platform. Games and house rules can be customized easily to meet property and regulatory requirements, making it an ideal choice for operators looking to add an automated solution to their gaming floor.

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

As of September 30, 2012, our installed base consisted of 2,442 gaming positions worldwide, comprised of 2,304 PokerPro and 138 ProCore gaming positions. As of September 30, 2011, 1,958 gaming positions were deployed worldwide comprised of 1,874 PokerPro gaming positions, and 84 ProCore gaming positions.  The increase in gaming positions resulted from net increased placements of PokerPro and ProCore in our target markets of the United States, Canada, Europe and other international markets.

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011, as restated.

	Three Months Ended September 30,
	2012	2011 Restated	Change
Revenue	$1,114,178	$1,693,817	-34.2%
Gross profit	789,362	1,153,127	-31.5%
Percentage of revenue	70.8%	68.1%

Operating expenses	1,045,497	1,617,042	-35.3%

Interest expense, net	17,752	20,637	-14.0%
Income tax provision	52,353	10,417	402.6%

Net loss from continuing operations	(326,240)	(494,969)	34.1%
Net income (loss) from discontinued operations	(4,754)	1,216	-491.0%
Net loss	(330,994)	(493,753)	33.0%

Revenue. Revenue decreased by $0.6 million, or 34.2%, to $1.1 million for the three months ended September 30, 2012 as compared to $1.7 million for the three months ended September 30, 2011. This decrease was partially due to the absence of revenues from Mexico in the current quarter as well as changes in our product mix.  Excluding Mexico revenue from the quarterly period comparison, total revenue decreased 24.3% on lower sales of systems and equipment.

Revenue from license and service fees decreased $0.2 million.  License and service fee comparisons were favorably affected by increased revenue from the Canadian markets.  Those increases were offset by decreases from Mexico, less favorable macroeconomic conditions in Eastern Europe, and the conversion of gaming positions from lease to sale in the United States in prior quarters.

Revenue from systems and equipment sales decreased $0.4 million as substantially all of the current period revenue was generated from recurring license and service fees.

Gross profit. Gross profit decreased by $0.4 million, or 31.5%, to $0.8 million for the three months ended September 30, 2012 compared to $1.2 million for the three months ended September 30, 2011. For the three months ended September 30, 2012 and 2011, gross profit margin was 70.8% and 68.1%, respectively.  Gross profit margins increased due to changes in mix with recurring license and service fees generally carrying higher margins than product sales, as well as lower product costs and depreciation of leased equipment.

Operating expenses. Operating expenses decreased $0.6 million, or 35.3%, to $1.0 million for the three months ended September 30, 2012, as compared to $1.6 million for the three months ended September 30, 2011. Operating expenses decreased quarter over quarter as we continued to rationalize our overhead structure resulting in lower spending on employee compensation, regulatory and professional fees.  Our provision for doubtful accounts was lower in the current quarter compared to the prior year as the quality and aging of our customer accounts improved.

Interest expense, net. Interest expense decreased $2,885, or 14.0%, for the three months ended September 30, 2012 to $17,752 from $20,637 for the three months ended September 30, 2011.  The decrease is primarily attributable to lower interest expense on the lower balances Founders’ Loans (described below), lower fees associated with our credit facility at Silicon Valley Bank (described below), lower and the payoff of the capital lease obligations in 2011.

Income tax provision. Income tax provision was $52,353 for the three months ended September 30, 2012 and $10,417 in the comparable period of 2011. The increase in income tax provision was attributable to higher withholdings in foreign jurisdictions.  The income tax provision increased as compared with the prior year due to increased revenue from Canada and other foreign jurisdictions subject to withholding and also included a non-recurring true-up related to income taxes withheld in Romania.

Net loss from continuing operations. Net loss from continuing operations for the three months ended September 30, 2012 was $326,240, an improvement of $168,729, or 34.1%, over the net loss of $494,969 for the three months ended September 30, 2011. The improvement in net loss from continuing operations resulted primarily from reductions in operating expenses.

Net income (loss) from discontinued operations. Net loss from discontinued operations for the three months ended September 30, 2012 was $4,754, a decline of $5,970 over a net income from discontinued operations of $1,216 for the three months ended September 30, 2011.

Net loss. Net loss for the three months ended September 30, 2012 was $330,994, an improvement of $162,759, or 33.0%, over the net loss of $493,753 for the three months ended September 30, 2011.  The improvement in net loss resulted primarily from reductions in operating expenses.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011, as restated.

	Nine Months Ended September 30,
	2012	2011 Restated	Change
Revenue	$3,833,698	$5,158,493	-25.7%
Gross profit	2,821,526	3,615,737	-22.0%
Percentage of revenue	73.6%	70.1%

Operating expenses	3,365,240	4,725,496	-28.8%

Interest expense, net	58,417	73,646	-20.7%
Income tax provision	59,794	29,958	99.6%

Net loss from continuing operations	(661,925)	(1,213,363)	45.4%
Net income (loss) from discontinued operations	50,113	(9,187)	645.5%
Net loss	(611,812)	(1,222,550)	50.0%

Revenue. Revenue decreased by $1.3 million, or 25.7%, to $3.8 million for the nine months ended September 30, 2012 as compared to $5.2 million for the nine months ended September 30, 2011. This decrease was partially due to the absence of revenue from Mexico in nine months ended September 30, 2012 compared to the comparable period in 2011, as well as changes in our product mix.  Excluding Mexico revenue from the nine months ended September 30, 2011, total revenue decreased 10.8% on lower sales of systems and equipment.

Revenue from license and service fees decreased $0.7 million.  License and service fee comparisons were favorably affected by increased revenue from the Canadian markets.  Those increases were offset by decreases from Mexico, less favorable macroeconomic conditions in Eastern Europe, and the conversion of gaming positions from lease to sale in the United States.

Revenue from systems and equipment sales decreased $0.6 million. In the prior year period, sales of systems and equipment were favorably impacted by system sales in Europe which did not repeat in the current year and higher recognition of deferred revenue.

Gross profit. Gross profit decreased by $0.8 million, or 22.0%, to $2.8 million for the nine months ended September 30, 2012 compared to $3.6 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, gross profit margin was 73.6% and 70.1%, respectively. Gross profit margins increased due to changes in mix with recurring license and service fees generally carrying higher profit margins than product sales, as well as lower product costs and depreciation of leased equipment.

Operating expenses. Operating expenses decreased $1.4 million, or 28.8%, to $3.4 million for the nine months ended September 30, 2012, as compared to $4.7 million for the nine months ended September 30, 2011. Operating expenses decreased quarter over quarter as we continued to rationalize our overhead structure resulting in lower spending on employee compensation, regulatory and professional fees.  Our provision for doubtful accounts was lower in the current quarter compared with the prior year as the quality and aging of our customer accounts improved.

Interest expense, net. Interest expense decreased $15,229, or 20.7%, for the nine months ended September 30, 2012 to $58,417 from $73,646 for the nine months ended September 30, 2011.  The decrease is primarily attributable to lower interest expense on the lower balances of the Founders’ Loan (described below), lower fees associated with our credit facility at Silicon Valley Bank (described below), and the payoff of the capital lease obligations in 2011.

Income tax provision. Income tax provision was $59,794 for the nine months ended September 30, 2012, and $29,958 in the comparable period of 2011. The increase in income tax provision was attributable to higher withholdings in foreign jurisdictions.  The income tax provision increased as compared with the prior year due to increased revenue from Canada and other foreign jurisdictions subject to withholding and also included a non-recurring true-up related to income taxes withheld in Romania.

Net loss from continuing operations. Net loss from continuing operations for the nine months ended September 30, 2012 was $661,925, an improvement of $551,438 over the net loss of $1,213,363 for the nine months ended September 30, 2011. The improvement in net loss from continuing operations resulted primarily from reductions in operating expenses.

Net income (loss) from discontinued operations. Net income from discontinued operations for the nine months ended September 30, 2012 was $50,113, an improvement of $59,300 over a net loss from discontinued operations of $9,187 for the nine months ended September 30, 2011.

Net loss.  Net loss for the nine months ended September 30, 2012 was $611,812, an improvement of $610,738 over the net loss of $1,222,550 for the nine months ended September 30, 2011.  The improvement in net loss resulted primarily from reductions in operating expenses.

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

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2012	2011 Restated	Change
Continuing Operations:
Net cash used in operating activities	$(472,101)	$(658,742)	$186,641
Net cash used in investing activities	(1,378)	-	(1,378)
Net cash provided by financing activities	414,869	792,638	(377,769)
Net cash provided by (used in) continuing operations	(58,610)	133,896	(192,506)
Net cash provided by (used in) operating activities of discontinued operations	66,577	(19,155)	$85,732
Net increase in cash and cash equivalents	7,967	114,741

Cash and cash equivalents, beginning of year	606,229	666,179
Cash and cash equivalents, end of period	$614,196	$780,920

For the nine months ended September 30, 2012, net cash used in operating activities from continuing operations improved $186,641, or 28.3%, to $472,101. The improvement in cash used in  operating activities was primarily due to improved profitability, partially offset by increases in working capital.

Cash used in investing activities included a $1,378 purchase of property and equipment in the quarter ended September 30, 2012.  No cash was used in or provided by investing activities for the nine months ended September 30, 2011.  As part of our ongoing cost reduction measures, we have curtailed capital expenditures, with the exception of investments required to support business operations, including replacing aged equipment where necessary.

Net cash provided by financing activities was $414,869 for the nine months ended September 30, 2012 compared to net cash provided by financing activities of $792,638 for the nine months ended September 30, 2011. Cash provided by financing activities is primarily due to the issuance of common stock in the nine months ended September 30, 2012 and 2011.

For the nine months ended September 30, 2012, net cash provided by operating activities of discontinued operations was $66,577 compared to net cash used in operating activities of discontinued operations of $19,155 for the nine months ended September 30, 2011. This increase is attributable to the sale of the remaining discontinued inventory in 2012.

We have $300,000 of debt outstanding under our Founders’ Loan, as explained in Note 10, Debt, to our financial statements (the “Founders’ Loan”).

On July 23, 2012, we entered into a Second Loan Modification Agreement (the “Second Loan Modification Agreement”) with Messrs. Lomax and White, the remaining makers of the Founders’ Loan.  Pursuant to the Second Loan Modification Agreement, $100,000 of the remaining principal balance ($700,000) of the Founders’ Loan was converted into 133,334 shares of our common stock, reflecting a conversion price of $0.75 per share, the closing price of a share of our common stock on Friday, July 20, 2012, as reported by The NASDAQ Capital Market.

On September 18, 2012, the Company issued 405,405 shares (the “Shares”) of its common stock to Gehrig H. White in full satisfaction of the entire outstanding principal amount of a note held by Mr. White (a component of the Founders’ Loan described above).  The outstanding principal balance of the note at the time of issuance of the shares was $300,000.  The Shares were valued at $0.74 per share, which represented the consolidated closing bid price per share on The NASDAQ Capital Market on September 17, 2012.  As a result of this transaction, the remaining principal balance on the Founders’ Loan has now been reduced to $300,000, and the Note Purchase Agreement was further modified as follows:

(i)	The Company will pay interest only, calculated at the rate of 9% per annum, on the remaining principal balance ($300,000) through December 31, 2012.
(ii)
Beginning February 1, 2013 and the first day of each calendar month thereafter until January 1, 2017, the Company will make monthly payments of interest and principal in the amount of $7,465.51, the amount required to fully amortize the remaining principal balance and the accrued interest thereon over 48 months.  In the event of a prepayment, the monthly amount would be recalculated.

(iii)	The remaining principal balance of the note and all accrued but unpaid interest thereon is finally due and payable on December 31, 2016.

We maintain a credit facility with Silicon Valley Bank to support our working capital needs (the “SVB Credit Facility”). On February 22, 2012, we entered into the “Sixth Amendment to Loan and Security Agreement”, which extended the maturity date for the facility to January 16, 2013. Maximum advances are determined based on the composition of our eligible accounts receivable and inventory balances with a facility limit of $937,500. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%. As of September 30, 2012, approximately $300,000 was available under the SVB Credit Facility, based on our accounts receivable, and there were no amounts outstanding under the facility.

In June 2010 we entered into an agreement with Lincoln Park Capital (“LPC” or the “Selling Shareholder”), pursuant to which we have the right to sell to LPC up to $5.0 million worth of shares of our common stock over a period that expires May 10, 2013.  Our right to sell shares to LPC is conditioned on those shares being registered for resale under the Securities Act of 1933, as amended.  In November 2010 the SEC declared effective our registration statement covering the resale of up to 899,137 shares of our common stock (after giving effect to the 2.5-for-1 reverse stock split in February 2011) to be issued to LPC under the agreement. Since June 24, 2010, we sold and/or issued an aggregate of 798,373 shares of Common Stock to LPC.  In addition, we issued to LPC warrants to purchase another 40,000 shares.  As a result, as of September 30, 2012, zero shares covered by the registration statement remain available for sale, and no LPC shares were issued during the quarter ended September 30, 2012.  On November 10, 2010, the SEC declared effective a registration that we had filed to cover the resale of the shares issued and sold (or to be issued and sold) to the Selling Shareholder.  On March 25, 2011 we filed a prospectus supplement to the prospectus included in that registration statement that included our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”).  The 2010 Annual Report, including our audited financial statements as of and for the year ended December 31, 2010, and the notes thereto, were physically attached and incorporated into the prospectus supplement.  At the time, we believed that the filing of this prospectus supplement fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Securities Act of 1933, as amended.  However, we have since been advised that the proper manner for updating a registration statement is to file a post-effective amendment.  As a result, 93,175 shares sold pursuant to that prospectus in open market transactions from December 30, 2010 through January 23, 2011 violated Section 5 of the Securities Act of 1933, as amended, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares.).  Shares that are subject to rescission or redemption requirements that are outside of our control are classified outside of permanent equity until they are no longer subject to rescission or redemption.  Accordingly, we reclassified $71,183 as Common stock subject to rescission.

During August 2012, the Company entered into binding subscription agreements with unaffiliated accredited investors pursuant to which such investors have agreed to purchase approximately $240,000 worth of shares of Common Stock at a price equal to 90% of the consolidated closing bid price of a share of Common Stock as reported on the NASDAQ Capital Market on the last trading day immediately preceding the closing date of the transaction.  These transactions were completed in the quarter ended September 30, 2012.  There was no placement agent or other intermediary involved in this private placement transaction and the Company is not obligated to register the shares of Common Stock to be issued to the investors.

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

As of September 30, 2012, our cash balance was approximately $600,000 and we have the ability to borrow approximately $300,000 under the SVB Credit Facility. Cash used in continuing operations for the nine months ended September 30, 2012 was $472,101, an improvement of $186,641 from the first nine months of 2011. The level of additional capital needed to fund operations and our ability to conduct business for the next year is influenced primarily by the following factors:

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

Our operations in 2012 have been adversely impacted by regulatory changes in Mexico adopted in the fourth quarter of 2011. As a result of these regulations, our revenues and gross profits for 2012 are lower than they were in 2011.  In response, we implemented new expense reduction initiatives in late 2011 to partially offset the impact of Mexico. While we believe the loss of business in Mexico to be temporary, we are building our operating plans based on replacing that business with new placements planned in other jurisdictions in 2012. We moved a portion of our electronic gaming tables from Mexico back to the United States to meet anticipated demand from those other markets.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2012:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$300,000	$42,836	$257,164	$-	$-
Operating lease obligations(2)	125,430	34,086	91,344	-	-
Purchase obligations(3)	789,856	789,856		-	-
Other long-term liabilities (4)	323,598	91,420	232,178	-	-
Total	$1,538,884	$958,198	$580,686	$-	$-

(1)	Represents the outstanding principal amount on the Founders’ Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents open purchase orders with our suppliers.
(4)	Represents purchase of gaming inventory from Aristocrat.

Customer Dependence

For the nine months ended September 30, 2012, five customers accounted for approximately 72.2% of our total revenues, with one accounting for 39.4%, a second accounting for 15.0%, a third accounting for 6.6%, a fourth accounting for 5.7%, and a fifth accounting for 5.5%. In comparison, for the nine months ended September 30, 2011, five customers accounted for approximately 47.6% of our total revenues, with one accounting for 28.7%, a second accounting for 5.8%, a third accounting for 4.9%, a fourth accounting for 4.1%, and a fifth accounting for 4.1%. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

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

On July 11, 2012 we received a notification letter from NASDAQ (the “Notice”) advising us that for the 30 consecutive business days preceding the date of the Notice (from May 29, 2012 to July 10, 2012), the closing bid price of our common stock had fallen below the $1.00 per share minimum price required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”).  Per the notice, we have 180 calendar days, or until January 7, 2013 (the “Grace Period”), to comply with the Minimum Bid Price Rule. In order to do so, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to the end of the Grace Period.  If we fail to comply with the Minimum Bid Price Rule within the Grace Period, we may be eligible for an additional grace period of 180 days if we meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, other than the Minimum Bid Price Rule, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. If NASDAQ determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, NASDAQ will provide notice that our common stock will be subject to delisting. We would then have the right to appeal a determination to delist our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On July 23, 2012, pursuant to the Second Loan Modification Agreement, $100,000 of the remaining principal balance ($700,000) of the Founders’ Loan was converted into 133,334 shares of our common stock, reflecting a conversion price of $0.75 per share, the closing price of a share of our common stock on Friday, July 20, 2012 as reported by the NASDAQ Capital Market.

During August 2012, we entered into binding subscription agreements with unaffiliated accredited investors pursuant to which such investors have agreed to purchase approximately $240,000 worth shares of our common stock at a price equal to 90% of the consolidated closing bid price of a share of common stock as reported on The NASDAQ Capital Market on the last trading day immediately preceding the closing date of the transaction.  These transactions were completed in the quarter ended September 30, 2012.  There was no placement agent or other intermediary involved in this private placement transaction and the Company is not obligated to register the shares of common stock to be issued to the investors.

On September 18, 2012, we issued 405,405 shares of our common stock to Gehrig H. White in full satisfaction of the entire outstanding principal amount of a note held by Mr. White (a component of the Founders’ Loan described above).  The outstanding principal balance of the note at the time of issuance of the 405,405 shares of our common stock was $300,000.  The Shares were valued at $0.74 per share, which represented the consolidated closing bid price per share on The NASDAQ Capital Market on September 17, 2012.  As a result of this transaction, the remaining principal balance on the Founders’ Loan has now been reduced to $300,000.

These transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Sections 4(2) and 4(5) of the Act.  All of the foregoing shares will be issued by our transfer agent as promptly as practicable after compliance with NASDAQ rules with respect to the listing of additional shares and will bear a legend restricting their transfer other than pursuant to registration or exemption from registration pursuant to the Act.

Item 6.    Exhibits.

Exhibit No.	Description
10.1
Form of Loan Modification Agreement, dated July 23, 2012, by and among the Registrant and Gehrig White and Arthur Lomax.  (incoprorated by reference in Exhibit 10.1 to our Current Report on Form 8-K filed on July 27, 2012.)

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

Date: November 12, 2012
/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1
Form of Loan Modification Agreement, dated as of July 23, 2012, by and among the Registrant and Gehrig White and Arthur Lomax.  (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 27, 2012.)

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