Form 10-K
period 2012-12-31
POKERTEK, INC.
filed 2013-03-14
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 29, 2012 was $2,936,876 based upon the last reported sale price on the NASDAQ Capital Market on June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter.

On March 13, 2013, there were 9,085,498 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of our Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

  (i)

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K for our year ended December 31, 2012 (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be found in Item 7 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections of this Report. These forward-looking statements are made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or other comparable words identify forward-looking statements. Our actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related, but not limited to, the impact of global macroeconomic and credit conditions on our business and the business of our suppliers and customers, overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, changes in laws and regulations affecting the gaming industry, termination or non-renewal of customer contracts, competitive pressures and general economic conditions and our financial condition, including our ability to maintain sufficient liquidity to operate our business. These and all other material risks and uncertainties known to us are described in more detail under the caption “Risk Factors” in Item 1A of Part I of this Report and other reports that we file with the Securities and Exchange Commission (“SEC”). As a result of these risks and uncertainties, the results or events indicated by these forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

All references in this Report to “PokerTek”, “we”, “us”, “our” or the “Company” include PokerTek, Inc. and its consolidated subsidiaries.

(ii)

PART I

Item 1. Business.

We are a North Carolina corporation. Our corporate offices are located at 1150 Crews Road, Matthews, North Carolina 28105 and our telephone number is (704) 849-0860. We are engaged in the development, manufacture and marketing of electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide. We distribute our electronic table games using an internal sales force, complemented by distributors and sales agents in select geographic areas, generally on a recurring revenue participation model, recurring revenue fixed license fee model or as a sale of hardware combined with recurring license and support fees. We offer two electronic table gaming platforms: PokerPro and ProCore. As of December 31, 2012, our installed base consisted of 2,310 gaming positions, composed of 2,160 PokerPro and 150 ProCore positions.

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

Both PokerPro and ProCore support multiple languages and currencies.

PokerPro

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

ProCore

ProCore is a unique electronic table game platform that expands on the PokerPro technology and allows multiple house-banked games to be run on a single, efficient, economical platform. The versatility of the ProCore system allows operators to add new game content as it is released. Games and house rules can be customized easily to meet customer and regulatory requirements, making it an ideal choice for operators looking to add an automated solution to their gaming floor.

We intend to expand the library of content offered on ProCore by developing and deploying additional public domain and licensable proprietary house-banked games.

Market and Strategy for Electronic Table Games

We use an analytical approach to evaluating worldwide gaming markets and segmenting those geographic markets and individual properties where our sales and marketing efforts are to be directed. We segment the market into three categories: those with no manual table games; those with limited manual table games; and those markets characterized by greater density of manual table games. We intentionally focus the majority of our sales and marketing effort on those markets that either have no or a limited number of manual table games. We also opportunistically place tables in markets with higher density of manual table games where we believe we offer a value proposition for the operators and players. This approach allows us to narrow our focus, directing our limited resources in a targeted approach, and has significantly improved customer retention and operating margins.

In those identified markets, we plan to increase our dominant position in electronic poker with our PokerPro system. With the addition of the ProCore platform, the addressable opportunities are expanded to include blackjack, baccarat and other house-banked games. The market for poker is a smaller niche where we enjoy a dominant market position. The market for blackjack, baccarat and specialty house-banked games is larger, but also characterized by more competition. We believe our product offerings have significant advantages over the competition and, as a result, we have the opportunity to expand our dominance in poker while increasing the market for electronic house-banked games and displacing competitor products in those markets.

We have identified key markets worldwide that meet our market segmentation criteria and we believe those markets provide actionable opportunities to grow significantly. We are also monitoring changes in regulation at the state, federal and international level and believe that budgetary, legislative and other factors are creating a favorable environment for expanding the market for gaming in general and electronic table games in particular.

Competition

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

Some of the gaming supply companies that may offer competitive electronic table games include: Shuffle Master, Inc., WMS Industries, Inc., Lightning Gaming, DigiDeal, Inc., Amaya, F2, and Zitro. There are also several small companies offering electronic table games products in Eastern Europe, South America and other markets.

We also compete with slot machines and other gaming products for space on the customers’ floor and for share of customers’ budget. In addition, we compete with manual table games, internet poker websites and other forms of internet gaming.

Product Supply

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

Distribution Method

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

Regulatory Overview

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

Federal Regulation

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

Commercial Casinos

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

Tribal Casinos

Gaming on tribal lands is governed by the Indian Regulatory Gaming Act of 1988 (“IGRA”), the National Indian Gaming Commission (“NIGC”), specific tribal ordinances and regulations and, in some instances, agreements between Native American tribes and their respective states, referred to under the IGRA as a tribal-state compact. The IGRA provides a statutory basis for Native American tribes to operate certain gaming activities, depending on how a particular game is classified and whether the laws of the state where the Native American tribe is located allow or prohibit the particular game. The gaming classifications are: Class I, Class II and Class III.

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

Card Clubs and Charity Gaming Rooms

States that allow poker to be played in card clubs or charity gaming room may have various federal, state, local and other regulatory requirements applicable to operators and manufacturers of gambling devices.

Cruise Ships

The cruise ship market is authorized under the Johnson Act, and not subject to regulatory oversight. Therefore, the PokerPro and ProCore systems require no specific regulatory approval to operate aboard cruise ships.

International Casinos

Internationally, the regulatory environment is complex and varies by jurisdiction. Certain foreign countries permit the importation, sale and operation of gaming equipment in casino and non-casino environments. In some foreign jurisdictions, such as Canada and France, we are required to obtain company and product approvals, similar to those in U.S. commercial jurisdictions. In other foreign jurisdictions, such as Mexico, we are required to obtain electrical certifications and comply with certain government regulations, but formal company and product approval processes do not currently exist. Other jurisdictions in Latin America, Asia, Europe, Australia and Africa have varying degrees of regulation and we evaluate the requirements for each jurisdiction independently prior to entering new markets. In addition, the regulatory requirements in those jurisdictions are subject to change over time.

On September 23, 2011, SEGOB, the governmental body that issues permits and regulates gaming activities in Mexico, a market from which a significant portion of our revenue was derived in 2011, issued an information bulletin to casino operators in Mexico notifying them that all card and roulette games, whether live or electronic, would no longer be permitted. As a result, we removed all of our electronic gaming tables from the gaming floors in Mexico on that date. It is our understanding that SEGOB and other Mexican governmental agencies conducted reviews and evaluations of individual permit holders during the time of the moratorium on electronic card and roulette games. We believe that these actions represent the Mexican government’s effort to strengthen the regulatory environment and increase enforcement of the regulations, which are positive long term developments for the electronic gaming market in Mexico.

As of December 2012, SEGOB began issuing notifications to certain individual permit holders allowing them to return electronic card and roulette game to their operations. As a result, we began re-installing our systems with approved permit holders in December 2012.

Regulatory Approvals

As of December 31, 2012 we have obtained regulatory approvals for both our Company and our PokerPro system from the following regulatory bodies:

•	Nevada Gaming Control Board;
•	Société des Casinos du Québec Inc.;
•	Arkansas Racing Commission;
•	State of California Gambling Control Commission;
•	Indiana Gaming Commission;
•	Mississippi Gaming Commission;
•	Tuolumne Me-Wuk Tribal Gaming Agency;
•	Eastern Band of Cherokee Indians Tribal Gaming Commission;
•	Atlantic Lottery Corporation;
•	Alcohol and Gaming Commission of Ontario;
•	Victorian Commission for Gambling Regulation (Australia); and
•	Ho-Chunk Nation Gaming Commission

PokerTek also has a license from the Washington State Gambling Commission but that jurisdiction has not approved our PokerPro system.

We have received product certifications from Gaming Laboratories International, an independent testing laboratory, for PokerPro and ProCore. Other electrical, communications and safety certifications include certifications from:

●	Conformité Européenne, a mandatory European marking for certain product groups to indicate conformity with the essential health and safety requirements set out in European Directives;

●	The U.S. Federal Communications Commission, referred to as the “FCC”, which regulates radio emissions of electronic devices;

●	The RoHS Directive, which bans the placing on the European Union market of new electrical and electronic equipment containing more than agreed levels of certain hazardous materials;

●	Underwriters Laboratories, Inc., a product safety compliance testing laboratory; and

●	NOM (Norma Official Mexicana), a product safety compliance testing standard.

Research and Development

We invest in research and development to invent, commercialize, customize and enhance our electronic table hardware, software, game content and related products. Our research and development expenses were $0.7 million and $1.0 million during the fiscal years ended December 31, 2012 and December 31, 2011, respectively, consisting primarily of internal product development salaries and expenses and costs related to third-party engineering, prototyping and product testing.

The focus of our software and hardware development is to improve our gaming products through the addition of new games and features, to improve manufacturability and to adapt our products to customer and jurisdiction specific requirements.

Intellectual Property

Trademarks

“PokerPro®” is a registered trademark with the U.S. Patent and Trademark Office. “PokerTek®” and “PokerPro®” are registered trademarks with the Canadian Intellectual Property Office.

We also currently use the following trademark: ProCore™. We currently plan to file trademark applications with the U.S. Patent and Trademark office with respect to this and additional trademarks that we have developed or may develop in the future.

Patents

We currently have the following issued patents:

●	D512,446 (United States) – Design patent for an electronic poker table top;
●	7,556,561 (United States) – A seat request button allowing players seated at an electronic poker table to request a different sea;
●	7,618,321 (United States) – System and method for detecting collusion between poker players
●	7, 452,628 (United States) – System and method for providing an electronic poker game (rabbit hunting);
●	7,699,695 (United States) – Electronic card table and method with variable rake;
●	7,794,324 (United States) – Electronic player interaction area with player customer interaction features (pre-selecting actions);
●	200800416 (Australia) – System and method of displaying or obscuring electronic playing cards;
●	2008100356 (Australia) – System and method of displaying or obscuring electronic playing cards;
●	2008100161(Australia) – System and method of displaying or obscuring electronic playing cards;
●	2008100158(Australia) – System and method of displaying or obscuring electronic playing cards;
●	20081001057(Australia) – System and method of displaying or obscuring electronic playing cards;
●	2008100164(Australia) – Electronic card table and method;
●	2008100163 (Australia) – System and method for providing a card tournament using one or more electronic card tables;
●	2008100162 (Australia) – System and method for providing a card tournament using one or more electronic card tables;
●	2008100160 (Australia) – Administrator tool of an electronic gaming system and method of processing gaming profiles controlled by the system;
●	2006250000 (Australia) – System and method for providing a host console for replaying a previous hand of an electronic card game;
●	121649 (Singapore) – System and method of displaying or obscuring electronic playing cards;
●	2007/02456 (South Africa) – Electronic card table and method with player tracking;
●	2007/02446 (South Africa) – Electronic card table;
●	2007/02442 (South Africa) – System and method for playing an electronic card game;
●	2007/02444 (South Africa) – System and method for providing a card tournament using one or more card tables; and
●	2007/02447 (South Africa) – Electronic card table and method;

At various times, we have domestic and foreign patent applications pending that relate to various aspects of our products. As we develop new technology, we may file patent applications with respect to such technology. We can provide no assurance that any current or future patent applications will result in issued patents.

Other

We have registered the www.pokertek.com internet domain name.

Seasonality and Business Fluctuations

Our business is not generally subject to seasonality. However, quarterly revenue and net income or loss may vary based on the timing of product sales, the introduction of new products and changes in our installed base of PokerPro systems. In addition, revenues from cruise ships and casinos may vary from quarter to quarter depending on a number of factors, including the time of year, cruise itinerary and length, and player demographics.

Backlog

We are generally able to fulfill customer orders with relatively short lead-times and do not carry a significant backlog of unshipped orders.

Customer Dependence

For the year ended December 31, 2012, five customers accounted for approximately 73.2% of our total revenues from continuing operations, with one accounting for 39.8%, a second accounting for 12.3%, a third accounting for 9.2%, a fourth accounting for 6.5%, and a fifth accounting for 5.4%. The loss of any of these customers or changes in our relationship with any of them could have a material adverse effect on our business.

Employees

As of December 31, 2012, we had 25 full-time employees. We consider our relationships with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Corporate History

We were founded on August 26, 2003 and initially organized as National Card Club Corporation, which owned a majority interest in an affiliated limited liability company called PokerTek, LLC. On July 27, 2004, PokerTek, LLC merged with and into National Card Club Corporation and the name was changed to PokerTek, Inc.

We completed our initial public offering on October 13, 2005 and our common stock trades on the NASDAQ Capital Market under the ticker symbol “PTEK”.

Available Information

We make available free of charge through our website, www.pokertek.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports and statements filed pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

Financial Information

For information with respect to revenue, operating profitability and identifiable assets attributable to our business segments and geographic areas, see Note 15 to our consolidated financial statements as of and for the year ended December 31, 2012 included elsewhere in this Report.

Item 1A. Risk Factors.

Our business is closely tied to the casino industry and factors that negatively impact the casino industry may also negatively affect our ability to generate revenues.

Factors that may negatively impact the casino industry may also negatively impact our future revenues. If casinos experience reduced patronage, our revenue will be adversely impacted because casinos will purchase fewer systems and the installed systems will generate less revenue. In some cases our systems may be taken off of the casino floor altogether. The levels of casino patronage, and therefore our revenues, are affected by a number of factors beyond our control, including:

●	general economic conditions;

●	levels of disposable income of casino patrons;

●	downturn or loss in popularity of the gaming industry in general and table and slot games in particular;

●	the relative popularity of entertainment alternatives to casino gaming;

●	the growth and number of legalized gaming jurisdictions;

●	local conditions in key gaming markets, including seasonal and weather-related factors;

●	increased transportation costs;

●	acts of terrorism and anti-terrorism efforts;

●	changes or proposed changes to tax laws;

●	increases in gaming taxes or fees;

●	legal and regulatory issues affecting the development, operation and licensing of casinos;

●	the availability and cost of capital to construct, expand or renovate new and existing casinos;

●	the level of new casino construction and renovation schedules of existing casinos; and

●	competitive conditions in the gaming industry and in particular gaming markets, including the effect of such conditions on the pricing of our games and products.

These factors significantly impact the demand for our products and technologies.

Our business would suffer if demand for gaming in general, or poker in particular, decreases.

We derive a significant portion of our revenues from distribution of the PokerPro system and from providing related maintenance and support services. The gaming has historically been repeatedly attacked by various constituencies and communities. Public tastes are unpredictable and subject to change and may be affected by changes in the country’s political and social climate. To the extent these constituencies and communities can successfully change public tastes and mores, the popularity of gaming, in general, would be adversely impacted, and/or industry regulation could increase, either of which could significantly reduce demand for our products.

Moreover, the market for electronic gaming systems is limited. Although we believe that there is a significant opportunity for our products, the number of venues in which our products can be placed is finite, as the number of jurisdictions in which gaming is legal is limited.

We are impacted by changes in consumer spending in general, and specifically with regard to discretionary spending on gaming activities.

We derive our revenues from the distribution of electronic table games. Gaming revenues and occupancy in major gaming markets have been more volatile in recent years, causing many casino operators to reevaluate their operations, reduce expenses, and in some cases to cease operations or seek bankruptcy protection. We also understand that electronics and other vendors in the Far East periodically experience volatility in demand from their customers, which could possibly impact their ability to manufacture and deliver products efficiently and at acceptable costs to us.

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

Payments on our debt will depend on our ability to generate cash or secure additional financing in the future. This ability, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, and sufficient future financing is not available to us, we may not be able to repay our debt, operate our business or fund our other liquidity needs. If we cannot meet or refinance our obligations when they become due, this may require us to attempt to raise capital, sell assets, reduce expenditures or take other actions which we may be unable to successfully complete or, even if successful, could have a material adverse effect on us. If such sources of capital are not available or not available on sufficiently favorable terms, we may seek other avenues to fund the business, including sale/leaseback arrangements, transitioning from a capital intensive leasing strategy to a product sale strategy, or seeking to sell assets of all, or a portion of, our operations. If we decide to raise capital in the equity markets or take other actions, our shareholders could incur significant dilution or diminished valuations, or, if we are unable to raise capital, our ability to effectively operate our business could be impaired.

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

Changes in gaming regulations, or interpretation of gaming regulations, by governmental entities could have a significant negative impact on our business operations and financial condition.

On September 23, 2011, SEGOB, the governmental body that issues permits and regulates gaming activities in Mexico, a market from which a significant portion of our revenue was derived in 2011, issued an information bulletin to casino operators in Mexico notifying them that all card and roulette games, whether live or electronic, would no longer be permitted. As a result, we removed all of our electronic gaming tables from the gaming floors in Mexico on that date. It is our understanding that SEGOB and other Mexican governmental agencies conducted reviews and evaluations of individual permit holders during the time of the moratorium on electronic card and roulette games. We believe that these actions represent the Mexican government’s effort to strengthen the regulatory environment and increase enforcement of the regulations, which are positive long term developments for the electronic gaming market in Mexico.

As of December 2012, SEGOB began issuing notifications to certain individual permit holders allowing them to return electronic card and roulette game to their operations. As a result, we began re-installing our electronic gaming tables with approved permit holders in December 2012.

We have a limited operating history and a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We have experienced net losses for substantially all quarterly and annual periods since our inception in August 2003 and we expect to continue to experience losses and cash flow deficits for the foreseeable future. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business and the market price of our common stock and require us to raise additional capital, which may not be available on terms acceptable to us or at all.

Our success depends on achieving and maintaining acceptance by casinos and players worldwide.

Our success depends on continued market acceptance of our gaming products among casinos and players. Casinos and players may not prefer to use our gaming products for a number of reasons, including preference for live dealers, mistrust of technology and perceived lack of reliability.

In 2011 we launched a new system, ProCore, expanding into house-banked games which have different attributes than our existing PokerPro system. The launch of a new product may increase financial pressures and the new product may not be accepted by players or operators, or may not generate sufficient revenue to cover costs. If we fail to successfully manage our new product development, or if we fail to anticipate the issues associated with such development and expansion, our business may suffer.

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

We are subject to the authority of various government agencies that regulate the gaming industry. The regulatory authorities may investigate some or all of our executive officers, key employees, directors and significant shareholders to determine whether they are unsuitable to serve or have an ownership interest in us. If a gaming authority in any jurisdiction finds that any of our executive officers, key employees, directors or shareholders is unsuitable, it may deny us the permits or licenses that we require to operate in their jurisdiction. A finding of suitability is generally determined based upon numerous facts and circumstances surrounding the entity or individual in question, and many gaming authorities have broad discretion in determining whether a particular entity or individual is suitable. We are unaware of circumstances that would categorically prevent a gaming authority from finding any of our officers, key employees, directors or significant shareholders suitable.

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

If we do not effectively manage our growth, our ability to develop and market systems and products could suffer, which could negatively affect our operating results. Our management believes that in order to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. For example, starting in the fourth quarter of 2011 and continuing throughout most of 2012, we reduced our operating expenses and significantly reduced the number of employees, placing significant demands on our operational and financial infrastructure in response to adverse regulatory developments in Mexico. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant reductions or growth effectively.

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

We recently changed our strategic focus from traditional North American poker markets to international markets. Our existing systems, PokerPro and ProCore, may not be successful in those markets and operating in foreign countries carries additional operational, regulatory and currency risk than traditional U.S. markets. If we are unsuccessful in those markets, or incur significant additional expenses to operate in those markets, our financial results could be negatively affected.

The concentration of our common stock ownership by our founders will limit your ability to influence corporate matters.

Our Board members and corporate officers combined own approximately 40.3% of the outstanding shares of our common stock and therefore have significant influence over our management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that some of our shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. As a result, the market price of our common stock could be adversely affected.

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

Historically, the market price of our common stock has fluctuated significantly. We believe factors such as the market’s acceptance of our products and the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable. During the year ended December 31, 2012, the closing price of our common stock as quoted on the NASDAQ Capital Market ranged from a low of $0.61 to a high of $1.31.

Our shares of common stock are at risk of being delisted by NASDAQ.

On July 11, 2012, we received a notification letter from The NASDAQ Stock Market (the “Notice”) advising that for the 30 consecutive business days preceding the date of the Notice (from May 29, 2012 to July 10, 2012), the closing bid price of our common stock had fallen below the $1.00 per share minimum price required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”). The Notice also stated that we had 180 calendar days, or until January 7, 2013 (the “Grace Period”), to regain compliance with the Minimum Bid Price Rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to the end of the Grace Period.

As of January 7, 2013, our common stock had achieved a closing bid price of $1.00 or more for 10 consecutive business days as required by NASDAQ. On that date, we received written notification from the NASDAQ Listing Qualifications Department that we had regained compliance with the minimum closing bid price requirement of $1.00 per share for continued listing of its common stock on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule Section 5550(a)(2).

Although we regained compliance as of January 7, 2013, we cannot assure you that we will continue to comply with the Minimum Bid Price Rule in the future, or that we will be able to comply with any other continued listing requirements in the future. If we were unable to maintain compliance with the NASDAQ continued listing requirements in the future, our common stock could be delisted and then be quoted on an inter-dealer electronic quotation system such as the Over-the-Counter Bulletin Board or the OTCQX or OTCQB markets operated by The OTC Markets Group, Inc., which could adversely impact an investor’s ability to sell his, her or its shares of Common Stock in a timely and efficient manner.

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

On November 10, 2010, the SEC declared effective a registration that we had filed to cover the resale of shares of our common stock issued and sold (or to be issued and sold) pursuant to a certain Purchase Agreement that we had entered into in June 2010. On March 25, 2011 we filed a prospectus supplement to the prospectus included in that registration statement that included our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). The 2010 Annual Report, including our audited financial statements as at and for the year ended December 31, 2010, and the notes thereto, were physically attached and incorporated into the prospectus supplement. At the time, we believed that the filing of this prospectus supplement fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”). However, we have since been advised that the proper manner for updating a registration statement is to file a post-effective amendment. As a result, 93,175 shares sold pursuant to that prospectus in open market transactions from December 30, 2010 through January 23, 2011 violated Section 5 of the Securities Act, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares.) Accordingly, we reduced shareholders’ equity by $71,183, the total amount that we would have to refund if all the purchasers of those shares exercised their rescission right. In addition, we also may have indemnification obligations to the selling shareholder under that prospectus

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease our corporate office and manufacturing facility. This facility is approximately 14,400 square feet and is located in Matthews, North Carolina. Our leased space is in good order and condition, and is adequate to satisfy our current needs. We recently exercised an option to extend this lease through August 31, 2016. This facility is leased from an entity owned and controlled by our President and our Vice Chairman of the Board. (See Note 14 – “Related Party Transactions.”)

Item 3. Legal Proceedings.

On August 21, 2009, a complaint was filed against us in the United States District Court for the District of Nevada by Marvin Roy Feldman. The plaintiff was seeking unspecified monetary damages related to the distribution of PokerPro in Mexico. While we believe that the claims were unfounded and that we have several meritorious defenses to these claims, we entered into a settlement agreement with the plaintiff on December 3, 2012 to avoid the costs and risks of a trial. The amount of settlement was within our previously reserved range of loss and did not have a material impact on our financial statements as of December 31, 2012.

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

	Market Prices of Common Stock
	2012		2011
Quarter ended	High	Low	High	Low
March 31	$1.04	$0.61	$1.93	$1.03
June 30	1.08	$0.61	1.65	1.24
September 30	1.05	$0.64	1.48	0.80
December 31	1.40	0.70	1.44	0.46

As of March 13, 2013, there were approximately 2,062 beneficial and 43 record holders of our common stock.

Transfer Agent

Our transfer agent is Broadridge Corporate Issuer Solutions, Inc. located at 1717Arch Street, Suite 1300, Philadelphia, PA 19103, (877) 830-4936.

Dividends

To date no cash dividends have been paid with respect to our common stock and current policy of the Board is to retain any earnings to provide for growth. The payment of cash dividends in the future, if any, will depend on factors such as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board.

Item 6. Selected Financial Data.

The following selected financial data has been derived from audited financial statements for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The selected financial data set forth below should be read together with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Item 8 – “Financial Statements and Supplementary Data” and the related notes to those consolidated financial statements appearing elsewhere in this Report.

	Years Ended December 31,
	2012 (1)	2011 (1)	2010 (1)	2009 (1)	2008 (1)
(in thousands, except per share amounts and gaming positions)
Statement of operations data (continuing operations):
Revenue	$5,177	$6,496	$5,899	$5,414	$9,669
Gross profit	3,758	4,555	3,872	2,398	3,969
Operating loss	(690)	(1,497)	(2,628)	(4,864)	(8,110)
EBITDAS (3)	423	456	(126)	(1,382)	(4,171)

Statement of cash flows data (continuing operations):
Net cash used in operating activities	$(843)	$(882)	$(634)	$(2,438)	$(6,562)
Net cash provided by (used in) investing activities	(1)	(19)	(3)	3,887	1,958
Net cash provided by (used in) financing activities	405	817	491	(2,389)	4,855

Loss per common share:
Net loss per common share from continuing	$(0.11)	$(0.24)	$(0.48)	$(1.10)	$(1.93)
operations - basic and diluted
Net loss per common share - basic and diluted	$(0.10)	$(0.27)	$(0.69)	$(1.19)	$(1.75)
Weighted average common shares outstanding (2)	7,974	6,784	5,888	4,787	4,376

Balance sheet data (at end of period from continuing
operations):
Current assets	$2,440	$3,335	$3,314	$5,230	$10,950
Total assets	4,332	4,702	6,052	8,283	15,706
Current liabilities	946	1,198	1,959	1,970	5,533
Total liabilities	1,406	2,166	3,246	2,783	7,572
Shareholders' equity	2,855	2,536	2,806	5,500	8,134

Gaming positions:
PokerPro	2,160	1,944	2,514	2,044	2,314
ProCore	150	84	-	-	-
Total	2,310	2,028	2,514	2,044	2,314

(1)	During fiscal 2010, we exited our amusement business and our Heads-Up Challenge product. As such, we report our amusement business as a discontinued operation for all periods presented.

(2)	On February 25, 2011, we completed a 2.5-to-1 reverse stock split. All share amounts have been restated to reflect the reverse stock split.

(3)
In addition to disclosing financial results prepared in accordance with GAAP, we disclose information regarding EBITDAS, which differs from the term EBITDA as it is commonly used. In addition to adjusting net loss to exclude taxes, interest, and depreciation and amortization, EBITDAS also excludes share-based compensation expense. EBITDA and EBITDAS are not measures of performance defined in accordance with GAAP. However, EBITDAS is used internally by our management and by our lenders in evaluating our operating performance. Accordingly, management believes that disclosure of this metric offers investors, lenders and other stakeholders with an additional view of our operations that, when coupled with the GAAP results, provides a more complete understanding of our financial results. EBITDAS should not be considered as an alternative to net loss or to net cash used in operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of GAAP net loss from continuing operations to EBITDAS is as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
EBITDAS Reconciliation
Net loss from continuing operations	$(846,391)	$(1,641,620)	$(2,814,675)	$(5,259,895)	$(8,467,102)
Interest expense, net	69,351	93,844	131,175	287,956	94,285
Income tax provision	86,908	50,569	55,916	107,865	262,905
Other taxes	9,474	22,614	36,884	7,647	107,752
Depreciation and amortization	751,832	1,245,100	1,807,195	2,729,630	2,737,008
Stock-based compensation expense	351,996	685,708	657,490	744,856	1,094,028
EBITDAS	$423,170	$456,215	$(126,015)	$(1,381,941)	$(4,171,124)

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

Company Overview and Business Strategy

We are engaged in the development, manufacture and marketing of electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide. We distribute our electronic table games using an internal sales force, complemented by distributors and sales agents in select geographic areas, generally on a recurring revenue participation model, recurring revenue fixed license fee model or as a sale of hardware combined with recurring license and support fees. As of December 31, 2012, our installed base consisted of 2,310 gaming positions, composed of 2,160 PokerPro and 150 ProCore positions.

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

We have identified key markets worldwide that meet our market segmentation criteria and we believe those markets provide actionable opportunities to grow significantly. We are also monitoring changes in regulation at the state, federal and international level and believe that budgetary, legislative and other factors are becoming favorable for expansion of gaming and electronic table games in particular.

Results of Operations

Statement of Operations – Selected Data

	Year Ended December 31,
	2012	2011	Change
Revenue
License and service fees	$4,367,132	$4,964,232	-12.0%
Sales of systems and equipment	810,147	1,532,191	-47.1%
Total revenue	5,177,279	6,496,423	-20.3%

Gross profit	3,757,928	4,554,759	-17.5%
Percentage of revenue	72.6%	70.1%

Operating expenses	4,448,060	6,051,966	-26.5%

Interest expense, net	69,351	93,844	-26.1%
Income tax provision	86,908	50,569	71.9%

Net loss from continuing operations	(846,391)	(1,641,620)	48.4%
Net income (loss) from discontinued operations	52,263	(169,032)	130.9%
Net loss	(794,128)	(1,810,652)	56.1%

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenue. Revenue from North America increased with new installations in Canada and the United States in the second half of 2012. However, revenue comparisons to the prior year were impacted by several factors, including the timing of our reentry in Mexico, a trend of declining economic conditions in Eastern Europe, and a shift in our revenue mix from hardware sales to more recurring revenue in 2012. As a result, total annual revenue was $5.2 million in 2012 compared to $6.5 million in 2011, a reduction of 20.3%.

Revenue from license and service fees was $4.4 million for the year ended December 31, 2012 compared to $5.0 million for the year ended December 31, 2011. In 2012, our revenue was more heavily weighted towards recurring revenue license and service fees, whereas the prior year was more heavily weighted towards sales of systems and equipment. The change in sales mix creates unfavorable total revenue comparisons to prior year, but also represents an increase in the base of recurring revenue carrying forward to 2013.

Gross profit. Gross profit was $3.8 million for year ended December 31, 2012 compared to $4.6 million for the year ended December 31, 2011, a decrease of 17.5%. Gross profit as a percent of revenue was 72.6% and 70.1% for the years ended December 31, 2012 and 2011, respectively. Gross profit margins improved primarily due to changes in sales mix which are more heavily weighted to higher margin recurring revenue, as well as reduced product costs and depreciation.

Operating expenses. Operating expenses decreased by $1.6 million (26.5%) to $4.5 million for the year ended December 31, 2012 compared to $6.1 million for the year ended December 31, 2011 as we implemented cost reduction initiatives which have streamlined our overhead and reduced spending on personnel, regulatory approvals, and professional fees.

Interest expense, net. Interest expense decreased 26.1% to $69,351 for the year ended December 31, 2012 from $93,844 for the year ended December 31, 2011. The decrease is primarily attributable to lower interest expense on lower balances of the Founders’ Loans (described below), lower fees associated with our credit facility at Silicon Valley bank (described below), and the payoff of the capital lease obligations in 2011.

Income tax provision. Income tax provision was $86,908 for the year ended December 31, 2012 and $50,569 in the comparable period of 2011. The increase in income tax provision was attributable to higher withholdings in foreign jurisdictions. The income tax provision increased as compared to the prior year due to increased revenue from Canada and other foreign jurisdictions subject to withholding and also included a non-recurring true-up related to income taxes withheld in Romania.

Net loss from continuing operations. Net loss from continuing operations for the year ended December 31, 2012 was $0.8 million, an improvement of $0.8 million (48.4%) from $1.6 million for the year ended December 31, 2011. Net loss from continuing operations was $0.11 per share for the year ended December 31, 2012, an improvement of $0.13 (54.2%) per share compared to $0.24 for the comparable period of 2011. The improvement in net loss from continuing operations resulted primarily from reductions in operating expenses.

Net income (loss) from discontinued operations. Net income from discontinued operations for the year ended December 31, 2012 was $52,263 ($0.01 per share) compared to a net loss from discontinued operations of $169,032 ($0.03 per share) for the year ended December 31, 2011

Net loss. Net loss for the year ended December 31, 2012 was $0.8 million, an improvement of $1.0 million (56.1%) from $1.8 million for the year ended December 31, 2011. Net loss per share was $0.10 for the year ended December 31, 2012, an improvement of $0.17 (63.0%) per share compared to a net loss per share of $0.27 for the comparable period of 2011. The improvement in net loss resulted primarily from reductions in operating expenses.

Liquidity and Capital Resources

We have incurred net losses for all annual periods since inception. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock and other financing arrangements. In order to finance our operations, we entered into equity transactions to raise capital and also maintained a credit facility, which are described in more detail below and in the notes to our financial statements included elsewhere in this report. We expect our revenues and earnings to increase in future periods, and we expect to reinvest these earnings in additional inventory and working capital to fund anticipated grown in our recurring revenue business.

Discussion of Statement of Cash Flows

	Years Ended December 31,
	2012	2011	Change
Continuing Operations:
Net cash used in operating activities	$(842,870)	$(882,230)	$39,360
Net cash used in investing activities	(1,378)	(18,925)	$17,547
Net cash provided by financing activities	405,049	817,261	$(412,212)
Net cash used in continuing operations	(439,199)	(83,894)	(355,305)
Net cash provided by operating activities of discontinued operations	68,727	23,944	44,783
Net increase (decrease) in cash and cash equivalents	(370,472)	(59,950)
Cash and cash equivalents, beginning of year	606,229	666,179
Cash and cash equivalents, end of period	$235,757	$606,229

For the year ended December 31, 2012, net cash used in operating activities from continuing operations was essentially unchanged, improving 4.5% to $842,870 compared to $882,230 for the year ended December 31, 2011. While net loss from continuing operations improved by approximately $0.8 million, non-cash add-backs decreased by approximately $1.0 million on lower depreciation, shared-based compensation expense and doubtful accounts, and cash used for working capital decreased by approximately $0.2 million as compared with 2011.

Net cash used in investing activities decreased $17,547 to $1,378 for the year ended December 31, 2012 compared to $18,925 for the year ended December 31, 2011. As part of our ongoing cost reduction measures, we have curtailed capital expenditures, with the exception of investments required to support operations, including replacing aged equipment where necessary.

Net cash provided by financing activities was $405,049 for the year ended December 31, 2012, compared to net cash provided by financing activities of $817,261 for the year ended December 31, 2011. Cash provided by financing activities is due primarily to the issuance of common stock in the years ended December 31, 2012 and 2011. As our operating results improved in 2012, we reduced the level of our common stock being issued to fund our operations as compared to the prior year.

Net cash provided by operating activities of discontinued operations was $68,727 for the year ended December 31, 2012 compared to $23,944 for the year ended December 31, 2011. This increase is attributable to the sale of the remaining discontinued inventory during 2012.

Equity Offerings

Private Placement Transactions

During August 2012, we sold 361,239 shares of our common stock to four unaffiliated accredited investors (as defined under the Securities Act) at a price of $0.675 for an aggregate purchase price of $240,000 in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(5) and Rule 506 of Regulation D promulgated under the Securities Act.

On March 1, 2013, we sold 460,000 shares of our common stock to ten unaffiliated accredited investors (as defined under the Securities Act) at a price of $1.05 per share for an aggregate purchase price of $483,000 in a transaction exempt from the registration requirements of the Act pursuant to Section 4(5) and Rule 506 of Regulation D promulgated under the Act. This private placement transaction occurred subsequent to December 31, 2012 and is therefore not reflected in the accompanying consolidated financial statements.

Lincoln Park Transaction

In 2010, we entered into a Purchase Agreement with Lincoln Park Capital, LLC (“LPC”), pursuant to which we had the right, subject to the satisfaction of certain conditions, to sell and LPC was obligated to purchase from us up to $5,000,000 worth of shares of our common stock. One of those conditions was that the shares had to be covered by an effective registration statement at the time of sale. In 2012, we sold an aggregate of 263,511 shares of our common stock to LPC for gross proceeds of $189,608 under the Purchase Agreement. As of December 31, 2012, all of the shares covered by the registration statement filed in connection with the Purchase Agreement had been issued.

The registration statement that we filed with respect to the LPC Purchase agreement was declared effective on November 10, 2010. On March 25, 2011 we filed a prospectus supplement to the prospectus included in that registration statement that included our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). The 2010 Annual Report, including our audited financial statements as of and for the year ended December 31, 2010, and the notes thereto, were physically attached and incorporated into the prospectus supplement. At the time, we believed that the filing of this prospectus supplement fulfilled our obligation to update the registration with current financial information pursuant to Section 10(a)(3) of the Securities Act. However, we were subsequently advised that the proper manner for updating a registration statement is to file a post-effective amendment. As a result, 93,175 shares sold pursuant to that prospectus in open market transactions from December 30, 2010 through January 23, 2011 violated Section 5 of the Securities Act, and the purchasers of those shares may have rescission rights (if they still own the shares) or claims for damages (if they no longer own the shares). Shares that are subject to rescission or redemption requirements that are outside of our control are classified outside of permanent equity until they are no longer subject to rescission or redemption. Accordingly, we reclassified $71,183 as common stock subject to rescission. To date, no claims for rescission or damages have been made.

Warrants

As of December 31, 2012, the following warrants were outstanding: 20,000 common stock warrants at an exercise price of $2.50 with an expiration date of March 31, 2015 issued in connection with a private placement in May 2010, and 40,000 common stock warrants at an exercise price of $2.75 with an expiration date of December 29, 2015 issued in connection with the LPC transaction.

Debt Financings

Founders’ Loan

On March 24, 2008, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for $2.0 million with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White (collectively, the “Lenders”), all of whom were founders of PokerTek and members of our Board of Directors at the time. Pursuant to the terms of the Note Purchase Agreement, the Lenders loaned us $2.0 million (the “Founders’ Loan”). Since that time the principal balance of the debt outstanding under the Founders’ Loan has been reduced to $300,000 through a series of transactions, including the transaction described below which took place during the year ended December 31, 2012. The Founders’ Loan contains no restrictive covenants and is collateralized by security interests in 18 PokerPro systems. Such security interests have been subordinated to the SVB Credit Facility.

On July 23, 2012, we entered into a Second Loan Modification Agreement (the “Second Loan Modification Agreement”) with Messrs. Lomax and White, the remaining makers of the Founders’ Loan. Pursuant to the Second Loan Modification Agreement, $100,000 of the remaining principal balance of the Founders’ Loan was converted into 133,334 shares of our common stock, reflecting a conversion price of $0.75 per share, the closing price of a share of our common stock on Friday, July 20, 2012 as reported by The NASDAQ Capital Market.

On September 18, 2012, we issued 405,405 shares of our common stock to Gehrig H. White in full satisfaction of the entire outstanding principal amount of a note held by Mr. White. The shares were valued at $0.74 per share, which represented the consolidated closing bid price per share on the NASDAQ Capital Market on September 17, 2012.

As a result of this transaction, the remaining principal balance on the Founders’ Loan was reduced to $300,000.

As a result of the modifications described above, the terms of the Founders’ Loan as of December 31, 2012 are as follows:

(i)	From July 23, 2012 through December 31, 2012, payments continued to be interest only, calculated at the rate of 9% per annum, on the remaining principal balance ($300,000).
(ii)
Beginning February 1, 2013 and the first day of each calendar month thereafter until January 1, 2017, we will make monthly payments of interest and principal in the amount of $7,465.51, the amount required to fully amortize the remaining principal balance and the accrued interest thereon over 48 months. In the event of a prepayment, the monthly amount would be recalculated.

(iii)	The remaining principal balance of the Founders’ Loan and all accrued but unpaid interest thereon is finally due and payable on December 31, 2016.

Credit Facility

We maintain a credit facility with Silicon Valley Bank to support our working capital needs (the “SVB Credit Facility”). As of March 1, 2013, we entered into the “Seventh Amendment to Loan and Security Agreement”, which extended the maturity date for the facility to January 16, 2014. Maximum advances are determined based on the composition of our eligible accounts receivable and inventory balances with a facility limit of $625,000. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%. As of December 31, 2012 $550,000 was available under the SVB Credit Facility, based on our accounts receivable and inventory levels, and there were no amounts outstanding under the facility.

Operations and Liquidity Management

Historically, we have incurred net losses and used cash from financing activities to fund our operations in each annual period since inception. In recent years, we refocused our business strategies, significantly improved our margins, and reduced our operating expenses, while also expanding our growth opportunities and significantly improving our operating results. We also closed several equity transactions, reduced our long-term debt, and renewed our credit facility to improve our liquidity and provide capital to grow our business.

As of December 31, 2012, our cash balance was $236,000 and availability from our credit line was $550,000. Cash used in operations for the year ended December 31, 2012 was $843,000 including inventory purchases. The level of additional cash needed to fund operations and our ability to conduct business for the next year is influenced primarily by the following factors:

●	The pace of growth in our recurring-revenue gaming business, the related investments in inventory and level of spending on development and regulatory efforts;
●	The launch of new additional products, entry into new markets, and investments in regulatory approvals;
●	Our ability to control growth of operating expenses as we grow the business, expand with new products in new markets;
●	Our ability to negotiate favorable payment terms with our customers and vendors;
●	Our ability to access the capital markets and maintain availability under our credit line;
●	Demand for our products, and the ability of our customers to pay us on a timely basis; and
●	General economic conditions as well as political events and legal and regulatory changes.

Our operating plans call for entering new markets, launching new products and accelerating revenue growth while controlling operating expense and working capital levels. As we execute our growth plans, we intend to carefully monitor the impact of growth on our working capital needs and cash balances. We have demonstrated a trend of improving operating results over the past two years, and we expect those improving trends to continue into 2013.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2012:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$300,000	$59,571	$240,429	$-	$-
Operating lease obligations(2)	496,344	136,344	360,000	-	-
Purchase obligations(3)	434,673	434,673	-	-	-
Other long-term liabilities (4)	323,598	104,104	219,494	-	-
Total	$1,554,615	$734,692	$819,923	$-	$-

(1)	Represents the outstanding principal amount and interest on the Founders’ Loan.
(2)
Represents operating lease agreements for office and storage facilities and office equipment. We recently exercised an option to extend this lease through August 31, 2016. The operating lease obligations in the table above have been adjusted to reflect that lease as if the extension had been in effect as of December 31, 2012.

(3)	Represents open purchase orders with our vendors.
(4)	Represents purchase of gaming inventory from Aristocrat International Pty. Limited and its Affiliates (“Aristocrat”), our former international distribution agent.

Customer Dependence

For the year ended December 31, 2012, five of our customers made up approximately 73.2% of our total revenues from continuing operations, with one accounting for 39.8%, a second accounting for 12.3%, a third accounting for 9.2%, a fourth accounting for 6.5%, and a fifth accounting for 5.4%. The loss of any of these customers or changes in our relationship with any of them could have a material adverse effect on our business.

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

Research and development

Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations, except when certain qualifying expenses are capitalized. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. As of December 31, 2012 and 2011, no amounts were capitalized as technological feasibility is generally established at or near the time of general release. Research and development costs include salaries, benefits, travel and other internal costs allocated to software and hardware development efforts, as well as purchased components, engineering services and other third-party costs.

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

Revenue Recognition

In October 2009, the FASB amended the ASC as summarized in ASU No. 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. ASU 2009-13 amends the accounting for multiple-deliverable arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. We make judgments which include the allocation of proceeds from multiple-deliverable arrangements to individual units of accounting and the appropriate timing of revenue recognition. Effective January 1, 2011, we adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating on or after January 1, 2011.

The adoption of ASU 2009-13 and ASU 2009-14 increased net revenue reported for the year ended December 31, 2011 by $0.2 million as compared to the amount that would have been reported had we still been subject to the prior revenue guidance for all transactions. The increase in revenue for the year ended December 31, 2011 was due to the recognition of revenue that would have been previously deferred for multiple-deliverable arrangements, which include hardware with embedded software, professional services and post-contract customer support (“PCS”), where we were unable to establish vender-specific objective evidence (“VSOE”) of fair value for PCS. Under the previous accounting guidance in ASC Topic 985, which continues to be followed for transactions entered into prior to January 1, 2011, revenue from software-related multiple-deliverable arrangements was deferred and recognized as PCS was delivered due to the absence of VSOE for PCS which is a requirement for separation of units of accounting under ASC Topic 985. The new standard allows for deliverables for which revenue would have been previously deferred to be separated into units of accounting with amounts allocated based on relative selling price if the delivered items have stand-alone value. As a result, for many of our multiple-deliverable transactions where revenue was previously deferred and recognized as PCS was delivered, revenue is now recognized as each deliverable representing a separate unit of accounting is delivered. We expect the adoption to have a material impact on future periods; however we cannot estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

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

Our gaming systems and property and equipment are stated at cost, less accumulated depreciation. We include an allocation of direct labor, indirect labor and overhead for each gaming system. Costs not clearly related to the procurement, manufacture and implementation are expensed as incurred. As gaming systems are returned from customer sites, the hardware components are dismantled and transferred to inventory at depreciated cost, and all labor, overhead and installation costs capitalized in connection with the original installation are expensed immediately. As the gaming systems are returned to our warehouse, the various hardware components are individually disassembled, inspected, tested, thoroughly cleaned and refurbished with new components as needed for redeployment. Unusable parts are scrapped. Refurbished systems are transferred from inventory to the gaming systems account and depreciated over their estimated useful life in a manner consistent with new gaming systems described above. In addition, when our products have been delivered but the revenue associated with the arrangement has been deferred, we transfer the balance from inventory to gaming systems. This balance is then charged to cost of revenue as the related deferred revenue is recognized.

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

Share-based compensation

We value our stock options issued based upon the Black-Scholes option pricing model and recognize the compensation over the period in which the options vest. We value restricted and unrestricted share grants and restricted stock units based on the closing market price of the shares at the date of grant and recognize compensation expense over the period in which the shares vest. There are inherent estimates made by management regarding the calculation of stock option expense, including volatility, expected life and forfeiture rate. (See Note 12 – “Shareholders’ Equity – Stock Incentive Plans.”)

We recognize compensation expense for options, shares and units that vest over time using the straight-line attribution approach. For performance-based options and shares issued to third parties, compensation expense is determined at each reporting date in accordance with the fair value method. Until the measurement date is reached, the total amount of compensation expense remains uncertain. Compensation expense is recorded based on the fair value of the award at the reporting date and then revalued, or the total compensation is recalculated, based on the current fair value at each subsequent reporting date.

Recent Accounting Pronouncements

At December 31, 2012, there were no recently issued accounting pronouncements that are expected to have a significant impact to our financial statements.

Fair Value Measurements

At the beginning of 2012, we adopted an ASU issued in January 2010 requiring separate disclosure of purchases, sales, issuances, and settlements of fair value instruments within the Level 3 reconciliation. Additionally, we adopted an ASU issued in May 2011 amending fair value measurements for US GAAP and IFRS convergence. The adoption of these ASUs did not have a material impact on our financial statements.

Recently Issued Accounting Standards or Updates

Presentation of Other Comprehensive Income

In June 2011, the FASB issued an ASU on presentation of comprehensive income to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders' equity, among other items. The guidance requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.

We adopted this ASU for our first quarter of fiscal 2012. Our total comprehensive income was comprised solely of net income for all periods presented. Accordingly, the adoption of this ASU did not affect the presentation of our financial statements.

Qualitative Impairment Assessment for Goodwill and Other Indefinite-Lived Intangibles

In September 2011, the FASB issued an ASU to simplify the annual goodwill impairment test by allowing an entity to first assess qualitative factors, considering the totality of events and circumstances, to determine that there is a greater-than 50% likelihood that the carrying amount of a reporting unit is less than its fair value. If so, then the two-step impairment test is not required. In July 2012, the FASB issued an ASU to simplify the impairment testing for other indefinite-lived intangibles in a similar fashion. Both ASUs will be effective for our 2013 first quarter and is not expected to have a material impact on our financial statements.

Offsetting Assets and Liabilities

In December 2011, the FASB issued an ASU to require new disclosures associated with offsetting financial instruments and derivative instruments on the balance sheet that will enable users to evaluate the effect on an entity’s financial position. This ASU will be effective for our 2014 first quarter and is not expected to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks from both changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below:

Cash and investments. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2012, the carrying value of our cash and cash equivalents approximated fair value.

We do not use derivative financial instruments for speculation, or trading purposes.

Fixed rate debt. As market interest rates fluctuate, the fair value of the fixed-rate Founders’ Loan will also fluctuate. The estimated fair value of the Founders’ Loan as of December 31, 2012 was $310,000. We estimate a 10% increase in interest rates would decrease the fair value by approximately $8,700. These changes would impact the fair value disclosures for this financial instrument, but would have no impact on interest expense paid or recognized in the consolidated statement of operations.

Variable rate debt. Our SVB Credit Facility bears interest at variable rates based on spreads over the prime rate. As of December 31, 2012, availability was $550,000 with no borrowings outstanding. A change in average interest rates would not have had a significant effect on net interest expense during 2012, as there were no balances outstanding under the SVB Credit Facility. As of December 31, 2012, the carrying value of our variable rate debt instruments approximated fair value. The SVB Credit Facility amended as of March 1, 2013. See “Debt Financings – Credit Facility” in Item 7 above.

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

Our dependence on foreign customers and suppliers means, in part, that we are affected by changes in the relative value of the U.S. dollar to foreign currencies, particularly the Euro, Canadian dollar, Mexican peso, Chinese RMB, and Taiwan dollar. Although receipts from foreign customers and our purchases of foreign products are principally negotiated and paid for in U.S. dollars, as our business becomes more international, payments denominated in foreign currencies may increase in the future. In addition, changes in the applicable currency exchange rates might negatively affect the profitability and business prospects of our customers and vendors. This, in turn, might cause such vendors to demand higher prices, delay shipments or discontinue selling to us. This also might cause such customers to demand lower prices, delay or discontinue purchases of our products or demand other changes to the terms of our relationships. These situations could in turn ultimately reduce our revenues or increase our costs, which could have a material adverse effect on our business, financial condition or results of operations.

We do not use derivative financial instruments for speculation or trading purposes or engage in any other hedging strategies with regard to our foreign currency risk.

Item 8. Financial Statements and Supplementary Data.

(a)	Financial Statements
The information required by this Item is submitted as a separate section of this Report commencing on page 32, attached hereto.

(b)	Supplementary Data
Selected quarterly financial data for 2012 and 2011 is as follows:

	2012
	Q1	Q2	Q3	Q4
Revenue
License and service fees	$1,083,414	$906,929	$1,097,641	$1,279,148
Sales of systems and equipment	594,523	134,654	16,537	64,433
Total revenue	1,677,937	1,041,583	1,114,178	1,343,581
Cost of revenue	385,979	301,376	324,816	407,180
Gross profit	1,291,958	740,207	789,362	936,401
Operating expenses	1,225,854	1,134,556	1,063,249	1,093,752
Net loss from continuing operations before income taxes	66,104	(394,349)	(273,887)	(157,351)
Income tax provision	(6,727)	(714)	(52,353)	(27,114)
Net loss from continuing operations	59,377	(395,063)	(326,240)	(184,465)
Income (loss) from discontinued operations	10,522	44,345	(4,754)	2,150
Net loss	$69,899	$(350,718)	$(330,994)	$(182,315)

Net loss from continuing operations per common share - basic and diluted	$0.01	$(0.05)	$(0.04)	$(0.02)
Net loss from discontinued operations per common share - basic and diluted	0.00	0.01	(0.00)	0.00
Net loss per common share - basic and diluted	0.01	(0.05)	(0.04)	(0.02)
Weighted average common shares outstanding - basic and diluted	7,564,104	7,563,120	8,130,413	8,627,770

	2011
	Q1	Q2	Q3	Q4
Revenue
License and service fees	$1,355,959	$1,222,933	$1,257,107	$1,128,233
Sales of systems and equipment	608,403	277,381	436,710	209,697
Total revenue	1,964,362	1,500,314	1,693,817	1,337,930
Cost of revenue	571,100	430,966	540,690	398,908
Gross profit	1,393,262	1,069,348	1,153,127	939,022
Operating expenses	1,655,442	1,506,021	1,637,679	1,346,668
Net loss from continuing operations before income taxes	(262,180)	(436,673)	(484,552)	(407,646)
Income tax provision	(4,538)	(15,003)	(10,417)	(20,611)
Net loss from continuing operations	(266,718)	(451,676)	(494,969)	(428,257)
Income (loss) from discontinued operations	(9,974)	(429)	1,216	(159,845)
Net loss	$(276,692)	$(452,105)	$(493,753)	$(588,102)

Net loss from continuing operations per common share - basic and diluted	$(0.04)	$(0.07)	$(0.07)	$(0.06)
Net loss from discontinued operations per common share - basic and diluted	(0.00)	(0.00)	0.00	(0.02)
Net loss per common share - basic and diluted	(0.04)	(0.07)	(0.07)	(0.08)
Weighted average common shares outstanding - basic and diluted	6,210,883	6,609,726	6,939,750	7,360,194

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2013 Annual Meeting of Shareholders to be filed with the SEC under the headings “Board of Directors and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 11. Executive Compensation.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2013 Annual Meeting of Shareholders to be filed with the SEC under the headings “Executive Compensation” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2013 Annual Meeting of Shareholders to be filed with the SEC under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2013 Annual Meeting of Shareholders to be filed with the SEC under the headings “Related Person Transactions” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2013 Annual Meeting of Shareholders to be filed with the SEC under the headings “Independent Registered Public Accounting Firm Fee Information” and “Audit Committee Pre-Approval Policy” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in a separate section of this Report beginning on page 31:

●	Report of Independent Registered Public Accounting Firm;
●	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011;
●	Consolidated Balance Sheets as of December 31, 2012 and 2011;
●	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011;
●	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and
●	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

The following financial statement schedule is included in a separate section of this Report on page 54:

●	Valuation and Qualifying Accounts and Reserves

Other financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3. Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the Financial Statement Schedules and is incorporated herein by reference, are filed as part of this Report.

(b) See the Exhibit Index.

(c) Separate Financial Statements and Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PokerTek, Inc.

Date: March 13, 2013	By:	/s/ Mark D. Roberson
Mark D. Roberson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Mark D. Roberson	Date:	March 13,2013
Name:	Mark D. Roberson
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

/s/	Joseph J. Lahti	Date:	March 13, 2013
Name:	Joseph J. Lahti
Title:	Chairman of the Board of Directors

/s/	Gehrig H. White	Date:	March 13, 2013
Name:	Gehrig H. White
Title:	Vice Chairman of the Board of Directors

/s/	James T. Crawford, III	Date:	March 13, 2013
Name:	James T. Crawford, III
Title:	President, Secretary and Director

/s/	Lyle A. Berman	Date:	March 13, 2013
Name:	Lyle A. Berman
Title:	Director

/s/	Arthur L. Lomax	Date:	March 13, 2013
Name:	Arthur L. Lomax
Title:	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PokerTek, Inc.
Matthews, North Carolina

We have audited the accompanying consolidated balance sheets of PokerTek, Inc. and subsidiaries (“PokerTek” or the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of PokerTek listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PokerTek and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

Charlotte, North Carolina
March 13, 2013

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011
Revenue
License and service fees	$4,367,132	$4,964,232
Sales of systems and equipment	810,147	1,532,191
Total revenue	5,177,279	6,496,423
Cost of revenue	1,419,351	1,941,664
Gross profit	3,757,928	4,554,759
Operating expenses:
Selling, general and administrative	3,403,366	4,313,333
Research and development	679,431	982,782
Share-based compensation expense	351,996	685,708
Depreciation	13,267	70,143
Total operating expenses	4,448,060	6,051,966
Operating loss	(690,132)	(1,497,207)
Interest expense, net	69,351	93,844
Net loss from continuing operations before income taxes	(759,483)	(1,591,051)
Income tax provision	86,908	50,569
Net loss from continuing operations	(846,391)	(1,641,620)
Income (loss) from discontinued operations	52,263	(169,032)
Net loss	$(794,128)	$(1,810,652)

Net loss from continuing operations per common share - basic and diluted	$(0.11)	$(0.24)
Net income (loss) from discontinued operations per common share - basic and diluted	0.01	(0.03)
Net loss per common share - basic and diluted	$(0.10)	$(0.27)
Weighted average common shares outstanding - basic and diluted	7,973,609	6,783,724

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$235,757	$606,229
Accounts receivable, net	794,769	726,520
Inventory	1,342,950	1,762,806
Prepaid expenses and other assets	66,988	147,487
Discontinued operations	-	92,310
Total current assets	2,440,464	3,335,352

Long-term assets:
Gaming systems, net	1,693,051	1,104,333
Property and equipment, net	26,967	38,855
Other assets	171,498	223,333
Total long-term assets	1,891,516	1,366,521
Total assets	$4,331,980	$4,701,873

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$274,609	$321,955
Accrued liabilities	465,300	468,958
Deferred revenue	42,266	281,466
Long-term liability - related party, current portion	104,104	54,952
Long-term debt, current portion	59,571	-
Discontinued operations	-	70,383
Total current liabilities	945,850	1,197,714

Long-term liabilities:
Long-term liability - related party	219,494	268,646
Long-term debt	240,429	700,000
Total long-term liabilities	459,923	968,646
Total liabilities	1,405,773	2,166,360
Commitments and contingencies - see note 16
Common stock subject to rescission	71,183	-
Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and outstanding

Common stock, no par value per share; authorized 40,000,000	-	-
shares, issued and outstanding 8,625,498 and 7,490,124 shares at
December 31, 2012 and December 31, 2011, respectively
Additional paid-in capital	49,481,922	48,368,283
Accumulated deficit	(46,626,898)	(45,832,770)
Total shareholders' equity	2,855,024	2,535,513
Total liabilities and shareholders' equity	$4,331,980	$4,701,873

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Total
	Shares	Value	Additional Paid-in Capital	Accumulated Deficit	Shareholders' Equity
Balance, December 31, 2010	6,187,853	$-	$46,827,622	$(44,022,118)	$2,805,504

Issuances of common stock, net	937,126	-	976,330	-	976,330
Share-based compensation, net	365,145	-	564,331	-	564,331
Net loss	-	-	-	(1,810,652)	(1,810,652)
Balance, December 31, 2011	7,490,124	$-	$48,368,283	$(45,832,770)	$2,535,513

Issuances of common stock, net	1,148,295		785,385		785,385
Share-based compensation, net	(12,921)		399,437		399,437
Common stock subject to rescission			(71,183)		(71,183)
Net loss				(794,128)	(794,128)
Balance, December 31, 2012	8,625,498	$-	$49,481,922	$(46,626,898)	$2,855,024

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(794,128)	$(1,810,652)
Net income (loss) from discontinued operations	(52,263)	169,032
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	751,832	1,245,100
Share-based compensation expense	351,996	685,708
Provision for doubtful accounts and other receivables	123,214	308,094
Changes in assets and liabilities:
Accounts and other receivables	(186,382)	73,869
Prepaid expenses and other assets	88,111	200,073
Inventory	419,856	(775,061)
Gaming systems	(1,327,283)	(24,260)
Accounts payable and accrued expenses	20,994	(299,756)
Deferred revenue	(238,817)	(654,377)
Net cash used in operating activities from continuing operations	(842,870)	(882,230)
Net cash provided by operating activities from discontinued operations	68,727	23,944
Net cash used in operating activities	(774,143)	(858,286)

Cash flows from investing activities:
Purchases of property and equipment	(1,378)	(18,925)
Net cash used in investing activities	(1,378)	(18,925)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	405,049	848,054
Repayments of capital lease	-	(30,793)
Net cash provided by financing activities	405,049	817,261
Net increase (decrease) in cash and cash equivalents	(370,472)	(59,950)
Cash and cash equivalents, beginning of year	606,229	666,179
Cash and cash equivalents, end of period	$235,757	$606,229

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$66,587	$82,581
Income taxes	49,645	48,750

Non-cash transactions:
Amortization of commitment fee issued in common stock	$44,223	$45,100
Issuance of common stock for debt cancellation	400,000	100,000
Transfers from inventory to property and equipment	-	9,319

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

Receivables and allowance for doubtful accounts. The Company monitors its exposure for credit losses on its customer receivable balances and the credit worthiness of its customers on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience and aging of accounts. As of December 31, 2012 and December 31, 2011, the Company recorded an allowance for doubtful accounts of $185,700 and $146,200, respectively. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

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

Research and development. Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations, except when certain qualifying expenses are capitalized. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. Our research and development expenses were $0.7 million and $1.0 million during the fiscal years ended December 31, 2012 and December 31, 2011, respectively, consisting primarily of internal product development salaries and expenses and costs related to third-party engineering, prototyping and product testing.

Advertising. Advertising and promotional costs are expensed as incurred. Advertising costs for the years ended December 31, 2012 and 2011 were $16,500 and $2,400, respectively.

Inventories. Inventories are stated at the lower of cost or market, where cost is determined on a first-in, first-out basis. Inventories may include parts from gaming systems that have been previously operated at customer sites and returned for refurbishment and subsequent redeployment. Those inventory items are stated at the lower of cost or market, where cost is determined based on the depreciated cost of the returned items. The Company regularly reviews inventory for slow moving, obsolete and excess characteristics in relation to historical and expected usage and establishes reserves to value inventory at the lower of cost or estimated net realizable value. If expectations related to customer demand change or the Company changes its product offering in the future, estimates regarding the net realizable value of inventory could also change.

Revenue recognition. In October 2009, the FASB amended the Accounting Standards Codification (“ASC”) as summarized in ASU No. 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amended industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. ASU 2009-13 amends the accounting for multiple-deliverable arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. The Company makes judgments which include the allocation of proceeds from multiple-deliverable arrangements to individual units of accounting and the appropriate timing of revenue recognition. Effective January 1, 2011, the Company adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating on or after January 1, 2011.

The adoption of ASU 2009-13 and ASU 2009-14 increased net revenue reported for the year ended December 31, 2011 by $0.2 million as compared to the amount that would have been reported had the Company still been subject to the prior revenue guidance for all transactions. The increase in revenue for the year ended December 31, 2011 was due to the recognition of revenue that would have been previously deferred for multiple-deliverable arrangements, which include hardware with embedded software, professional services and post-contract customer support (“PCS”), where the Company was unable to establish vender-specific objective evidence (“VSOE”) of fair value for PCS. Under the previous accounting guidance in ASC Topic 985, which continues to be followed for transactions entered into prior to January 1, 2011, revenue from multiple-deliverable arrangements was deferred and recognized as PCS was delivered due to the absence of VSOE for PCS which is a requirement for separation of units of accounting under ASC Topic 985. The new standard allows for deliverables for which revenue would have been previously deferred to be separated into units of accounting with amounts allocated based on relative selling price if the delivered items have stand-alone value. As a result, for many of the Company’s software-related multiple-deliverable transactions where revenue was previously deferred and recognized as PCS was delivered, revenue is now recognized as each deliverable representing a separate unit of accounting is delivered. The Company expects the adoption could have a material impact on future periods; however the Company cannot estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

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

The Company’s lease arrangements are generally accounted for as operating leases as the terms are typically less than one year and they do not contain bargain purchase options, transfer of ownership or have minimum lease payments greater than 90% of the fair value of the leased equipment. For lease arrangements containing multiple deliverables, revenue from fixed-fee leases of hardware and embedded software is generally recognized on a straight-line basis over the contract term. For leases where consideration varies based on the monthly amount of revenue earned by the customer, revenue is generally recognized on a monthly basis as the lease price for each period becomes fixed and determinable. To the extent that installation and training services are provided in a lease arrangement, those professional services are treated as separate units of accounting and the allocated amounts are recognized as those services are delivered, limited to the amount that is not contingent upon the delivery of future services.

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

The accounting for income taxes involves significant judgments and estimates and deals with complex tax regulations. The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences. (See Note 13 – “Income Taxes.”)

Earnings (loss) per share. The Company computes earnings (loss) per share (“EPS”) in accordance with generally accepted accounting principles which require presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potential dilutive shares due to their anti-dilutive effect.

Share-based compensation.  The Company values its stock options issued based upon the Black-Scholes option pricing model and recognize the compensation over the period in which the options vest. The Company values restricted and unrestricted share grants and restricted stock units based on the closing market price of the shares at the date of grant and recognize compensation expense over the period in which the shares vest. There are inherent estimates made by management regarding the calculation of stock option expense, including volatility, expected life and forfeiture rate. (See Note 12 – “Shareholders’ Equity – Stock Incentive Plans.”)

The Company recognizes compensation expense for options, shares and units that vest over time using the straight-line attribution approach. For performance-based options and shares issued to third parties, compensation expense is determined at each reporting date in accordance with the fair value method. Until the measurement date is reached, the total amount of compensation expense remains uncertain. Compensation expense is recorded based on the fair value of the award at the reporting date and then revalued, or the total compensation is recalculated, based on the current fair value at each subsequent reporting date.

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

Subsequent Events. Management has evaluated all events and transactions that occurred from January 1, 2013 through the date these consolidated financial statements were issued for subsequent events requiring recognition or disclosure in the financial statements.

Recent Accounting Pronouncements

At December 31, 2012, there were no recently issued accounting pronouncements that are expected to have a significant impact to the Company’s financial statements.

Fair Value Measurements

At the beginning of 2012, the Company adopted an ASU issued in January 2010 requiring separate disclosure of purchases, sales, issuances, and settlements of fair value instruments within the Level 3 reconciliation. Additionally the Company adopted an ASU issued in May 2011 amending fair value measurements for US GAAP and IFRS convergence. The adoption of these ASUs did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards or Updates

Presentation of Other Comprehensive Income

In June 2011, the FASB issued an ASU on presentation of comprehensive income to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders' equity, among other items. The guidance requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.

The Company adopted this ASU for its first quarter of fiscal 2012. The Company’s total comprehensive income was comprised solely of net income for all periods presented. Accordingly, the adoption of this ASU did not affect the presentation of the financial statements.

Qualitative Impairment Assessment for Goodwill and Other Indefinite-Lived Intangibles

In September 2011, the FASB issued an ASU to simplify the annual goodwill impairment test by allowing an entity to first assess qualitative factors, considering the totality of events and circumstances, to determine that there is a greater-than 50% likelihood that the carrying amount of a reporting unit is less than its fair value. If so, then the two-step impairment test is not required. In July 2012, the FASB issued an ASU to simplify the impairment testing for other indefinite-lived intangibles in a similar fashion. Both ASUs will be effective for the Company’s 2013 first quarter and is not expected to have a material impact on the Company’s financial statements.

Offsetting Assets and Liabilities

In December 2011, the FASB issued an ASU to require new disclosures associated with offsetting financial instruments and derivative instruments on the balance sheet that will enable users to evaluate the effect on an entity’s financial position. This ASU will be effective for the Company’s 2014 first quarter and is not expected to have a material impact on the Company’s financial statements.

Note 2. Operations and Liquidity Management

Historically, the Company has incurred net losses and used cash from financing activities to fund its operations in each annual period since inception. In recent years, the Company refocused its business strategies, significantly improved its margins, and reduced its operating expenses, while also expanding its growth opportunities and significantly improving its operating results. The Company also closed several equity transactions, reduced its long-term debt, and renewed its credit facility to improve its liquidity and provide capital to grow its business.

As of December 31, 2012, the Company’s cash balance was $236,000 and availability from its credit line was $550,000. Cash used in operations for the year ended December 31, 2012 was $843,000 including inventory purchases. The level of additional cash needed to fund operations and the Company’s ability to conduct business for the next year is influenced primarily by the following factors:

●	The pace of growth in its recurring-revenue gaming business, the related investments in inventory and level of spending on development and regulatory efforts;
●	The launch of new additional products, entry into new markets, and investments in regulatory approvals;

●	Its ability to control growth of operating expenses as we grow the business, expand with new products in new markets;
●	Its ability to negotiate favorable payment terms with our customers and vendors;
●	Its ability to access the capital markets and maintain availability under our credit line;
●	Demand for its products, and the ability of its customers to pay us on a timely basis; and
●	General economic conditions as well as political events and legal and regulatory changes.

The Company’s operating plans call for entering new markets, launching new products and accelerating revenue growth while controlling operating expense and working capital levels. As the Company executes its growth plans, it intends to carefully monitor the impact of growth on its working capital needs and cash balances. The Company has demonstrated a trend of improving operating results over the past two years, and it expects those improving trends to continue into 2013.

The Company believes the capital resources available to it from its cash balances, credit facility, cash generated by improving the results of its operations and cash from financing activities will be sufficient to fund its ongoing operations and to support its operating plans for at least the next 12 months. However, the Company may seek to raise additional capital or expand its credit facility to fund growth. The Company cannot assure you that, in the event it needs additional working capital, adequate additional working capital will be available or, if available, will be on terms acceptable to it. If the Company is unable to raise additional capital or expand its credit facilities, the Company’s ability to conduct business and achieve its growth objectives would be negatively impacted.

Note 3. Discontinued Operations

In August 2010, the Company decided to exit the amusement business due to declining demand and reduced pricing power for its Heads-Up Challenge product.

The results of operations and related non-recurring costs associated with the amusement business have been presented as discontinued operations for all periods. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets. The statements of operations for the discontinued operations for the years ended December 31, 2012 and 2011 consisted of the following:

	Years Ended
	December 31,
	2012	2011

Revenue	$151,555	$179,381
Cost of revenue	88,312	238,205
Gross profit (loss)	63,243	(58,824)
Operating expenses	10,980	110,208
Net income (loss) from discontinued operations	$52,263	$(169,032)

Cost of revenue for the year ended December 31, 2011 included nonrecurring charges of $166,000 related to lower of cost or market adjustments resulting from the Company’s decision to offer deep discounts significantly below book value to facilitate final liquidation of remaining inventory.

Operating expenses of discontinued operations consist primarily of selling expenses, shipping charges, bad debts, and product certification expenses.

Assets and liabilities of discontinued operations at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Assets:
Accounts receivable	$-	$9,699
Inventory	-	82,611
Total assets	$-	$92,310

Liabilities:
Accounts payable	$-	$2,897
Accrued liabilities	-	67,486
Total liabilities	$-	$70,383

Note 4. Accounts Receivable

Accounts receivable at December 31, 2012 and 2011 consist of the following:

	December 31,	December 31,
	2012	2011

Accounts receivable	$980,438	$872,703
Allowance for doubtful accounts	(185,669)	(146,183)
Accounts receivable, net	$794,769	$726,520

Note 5. Inventory

Inventory at December 31, 2012 and 2011 consist of the following:

	December 31,	December 31,
	2012	2011

Raw materials and components	$1,227,914	$698,576
Gaming systems in process	193,515	374,638
Finished goods	100,060	926,889
Reserve	(178,539)	(237,297)
Inventory, net	$1,342,950	$1,762,806

Note 6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31, 2012 and 2011 consist of the following:

	December 31,	December 31,
	2012	2011

Prepaid expenses	$37,280	$54,012
Stock issuance commitment fee, net	-	45,282
Other	29,708	48,193
Prepaid expenses and other assets	$66,988	$147,487

Deferred licensing fees, net	$121,318	$173,153
Other	50,180	50,180
Other assets	$171,498	$223,333

Note 7. Gaming Systems

Gaming systems at December 31, 2012 and 2011 consist of the following:

	December 31,	December 31,
	2012	2011
Gaming systems	$7,210,226	$6,473,043
Less: accumulated depreciation	(5,517,175)	(5,368,710)
Gaming systems, net	$1,693,051	$1,104,333

Note 8. Property and Equipment

Property and equipment at December 31, 2012 and 2011 consist of the following:

	December 31,	December 31,
	2012	2011

Equipment	$458,094	$456,715
Leasehold improvements	202,508	202,508
Capitalized software	157,067	157,067
	817,669	816,290
Less: accumulated depreciation	(790,702)	(777,435)
Property and equipment, net	$26,967	$38,855

Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of an internal-use enterprise resource management system. Accumulated depreciation on capitalized software was $157,067 at December 31, 2012 and 2011.

Note 9. Accrued Liabilities

Accrued liabilities at December 31, 2012 and 2011consist of the following:

	December 31,	December 31,
	2012	2011

Accrued professional fees	$-	$62,736
Accrued legal settlement	175,000	125,000
Inventory received, not invoiced	116,566	-
Other liabilities and customer deposits	173,734	281,222
Accrued liabilities	$465,300	$468,958

Note 10. Debt

The Company’s outstanding debt balances as of December 31, 2012 and 2011consist of the following:

	December 31,	December 31,
	2012	2011

SVB Credit Facility	$-	$-
Founders' Loan	300,000	700,000
Total debt	300,000	700,000
Current portion of debt	59,571	-
Long-term portion of debt	$240,429	$700,000

SVB Credit Facility.  We maintain a credit facility with Silicon Valley Bank to support our working capital needs (the “SVB Credit Facility”). As of March 1, 2013, we entered into the “Seventh Amendment to Loan and Security Agreement”, which extended the maturity date for the facility to January 16, 2014. Maximum advances are determined based on the composition of our eligible accounts receivable and inventory balances with a facility limit of $625,000. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%.

Based on the Company’s accounts receivable and inventory levels on December 31, 2012, as of such date availability was approximately $550,000 with no amounts outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of December 31, 2012, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan (described below).

As of December 31, 2012, there were no amounts drawn under the SVB Credit Facility.

Founders’ Loan

On March 24, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for $2.0 million with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White (collectively, the “Lenders”), all of whom were founders of PokerTek and members of our Board of Directors at the time. Pursuant to the terms of the Note Purchase Agreement, the Lenders loaned $2.0 million to the Company (the “Founders’ Loan”). Since that time the principal balance of the debt outstanding under the Founders’ Loan has been reduced to $300,000 through a series of transactions, including the transaction described below which took place during the year ended December 31, 2012. The Founders’ Loan contains no restrictive covenants and is collateralized by security interests in 18 PokerPro systems. Such security interests have been subordinated to the SVB Credit Facility.

At January 1, 2012, the outstanding balance on the Founders’ Loan was $700,000. On July 23, 2012, the Company entered into the Second Loan Modification Agreement (the “Second Loan Modification Agreement”) which amended and modified the terms of the Note Purchase Agreement, as previously amended. Pursuant to the Second Loan Modification Agreement $100,000 of the outstanding principal balance of the Founders’ Loan was converted into 133,334 shares of common stock, reflecting a conversion price of $0.75 per share, the closing price of a share of common stock on Friday, July 20, 2012, as reported by the NASDAQ Capital Market.

On September 18, 2012, the Company issued 405,405 shares of its common stock to Gehrig H. White in full satisfaction of the entire outstanding principal balance of Mr. White’s share of the Founders’ Loan, which at the time of issuance of the shares, was $300,000. The shares were valued at $0.74 per share, which represented the consolidated closing bid price per share on the NASDAQ Capital Market on September 17, 2012. As a result of this transaction, the remaining principal balance on the Founders’ Loan has now been reduced to $300,000.

As a result of the modifications described above, the material terms of the Founders’ Loan are as follows:

(i)	From July 23, 2012 through December 31, 2012, monthly payments continued to be of interest only, calculated at the rate of 9% per annum on the remaining principal balance ($300,000 were due).
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

As of December 31, 2012, the carrying value of the Founders’ Loan was $300,000 and its fair value was $310,000. During 2012 and 2011, the Company made $54,912 and $72,665, respectively, in aggregate interest payments in cash.

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

Note 11. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 96% of their annual compensation, subject to annual limitations established by the Internal Revenue Service. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the years ended December 31, 2012 and 2011, the Company’s expenses related to the plan were $48,900 and $68,500, respectively.

Note 12. Shareholders’ Equity

Common and Preferred Stock

Common Stock. There are 40,000,000 authorized shares of the Company’s common stock of which 8,625,498 and 7,490,124 were outstanding as of December 31, 2012 and December 31, 2011, respectively.

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

During August 2012, the Company entered into binding subscription agreements with unaffiliated accredited investors pursuant to which such investors have agreed to purchase approximately $240,000 worth of shares of the Company’s common stock at a price equal to 90% of the consolidated closing bid price of a share of common stock as reported on the NASDAQ Capital Market on the last trading day immediately preceding the closing date of the transaction. These transactions were completed in the quarter ended September 30, 2012. There was no placement agent or other intermediary involved in this private placement transaction and the Company is not obligated to register the shares of common stock to be issued to the investors.

During August and September 2012, Gehrig H. White cancelled $400,000 of principal due under the Founders’ Loan as the consideration for share purchases. (See Note 10 “Debt.”)

During 2012 and 2011, the Company issued 0 and 132,008 shares of common stock to members of its Board of Directors for payment of board compensation. The number of shares was determined by dividing board compensation by the closing price on the NASDAQ Capital Market on the last trading day of the quarterly period.

On March 1, 2013, the Company sold 460,000 shares of its common stock to accredited investors (as defined under the Securities Act of 1933, as amended (the “Act”)) at a price of $1.05 per share (the “Private Placement”), yielding gross proceeds of $483,000 and net proceeds of approximately $474,000. The Private Placement was exempt from the registration requirements of the Act pursuant to Section 4(5) and Rule 506 of Regulation D promulgated under the Act. This private placement transaction occurred subsequent to December 31, 2012 and is therefore not reflected in the accompanying consolidated financial statements.

LPC Transaction

In 2010 the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital, LLC (“LPC”). Since 2010, the Company sold and/or issued an aggregate of 798,373 shares of its common stock and a warrant to purchase an additional 40,000 shares of its common stock at $2.75 per share at any time prior to December 29, 2015, to LPC for an aggregate of $764,594, including 263,511 shares sold in 2012 for gross proceeds of $189,608. The warrant contains a call provision exercisable by the Company in the event the Company’s common stock trades above $7.50 per share for 20 consecutive days.

As of December 31, 2012, zero shares covered by the registration statement remain available for sale.

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

Warrants

As of December 31, 2012, the following warrants were outstanding: 20,000 common stock warrants at an exercise price of $2.50 with an expiration date of March 31, 2015 issued in connection with a private placement in May 2010, and 40,000 common stock warrants at an exercise price of $2.75 with an expiration date of December 29, 2015 issued in connection with the LPC transaction.

Preferred Stock. There are 5,000,000 authorized shares of preferred stock, none of which are outstanding as of December 31, 2012 and December 31, 2011.

Stock Incentive Plans

The Company’s shareholders have approved stock incentive plans, authorizing the issuance of stock option, restricted stock, restricted stock units (RSU), and other forms of equity compensation. Pursuant to the approved stock incentive plans 617,559 shares remained available for future grant as of December 31, 2012. The Company has historically issued stock options and restricted shares as compensation, although it has the authority to use other forms of equity compensation instruments in the future.

Principal assumptions used in determining the fair value of option awards include the following: (a) expected future volatility for the Company's stock price, which is based on the Company’s historical volatility, (b) expected dividends, (c) expected term and forfeiture rates, based on historical exercise and forfeiture activity, and (d) the risk-free rate is the rate on U.S. Treasury securities with a maturity equal to, or closest to, the expected life of the options. The assumptions used to determine the fair value of option awards for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Expected Volatility	95% - 97%	96% - 98%
Expected Dividends	0	0
Expected Term	6 yrs	6 yrs
Risk-free Rate	0.67% - 1.02%	0.89% - 2.11%

A summary of stock option activity and changes during the year for the year ended December 31, 2012 is as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Stock Options
Outstanding at December 31, 2011	856,080	$4.55
Granted	-	-
Exercised	-
Forfeited	(131,360)	5.93
Expired	-	-
Outstanding at December 31, 2012	724,720	$4.68	6.5	$(2,442,448)

Exercisable at December 31, 2012	653,943	$4.63	6.4	$(2,168,417)

The weighted-average grant-date fair value of options granted during 2011 was $1.06. No options were granted in 2012. The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was zero, as there was no option exercise activity during those periods.

A summary of the status of non-vested options as of December 31, 2012, and changes during the year ended December 31, 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	411,072	$1.39
Granted	-	-
Forfeited	(16,800)	1.41
Vested	(323,495)	1.46
Balance at December 31, 2012	70,777	$1.04

As of December 31, 2012, there was $49,200 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted-average period of 11.70 months. The amount of related expense calculated using the Black-Scholes option pricing model and recognized in 2012 and 2011 was $352,000 and $553,700, respectively. The total fair value of options vested during the years ended December 31, 2012 and 2011 was $1,406,000 and $1,100,600, respectively. The total intrinsic value of vested options as of December 31, 2012 and 2011 was $0.

A summary of restricted stock activity and changes during the year ended December 31, 2012 is as follows:

		Weighted Average
Restricted Stock	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2011	270,000		$197,271
Granted	-		-
Vested	(145,000)		(117,583)
Forfeited	-		-
Nonvested at December 31, 2012	125,000	0.8	$79,688

The grant date fair value of restricted stock is based on the closing market price of the stock at the date of grant. Compensation cost is amortized to expense on a straight-line basis over the requisite service periods, which ranged from zero to two years. As of December 31, 2012, there was $79,688 of unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of nine months.

A summary of RSU activity and changes during the year ended December 31, 2012 is as follows:

		Weighted Average
Restricted Stock Units (RSU's)	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2011	-		$-
Granted	356,000		267,000
Vested	-		-
Forfeited	-		-
Nonvested at December 31, 2012	356,000	1.7	$267,000

The grant date fair value of restricted stock units is based on the closing market price of the stock at the date of grant. Compensation cost is amortized to expense on a straight-line basis over the requisite service periods, which ranged from eighteen to twenty-four months. As of December 31, 2012, there was $232,102 of unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of approximately twenty months.

Note 13. Income Taxes

The total income tax expense (benefit) provided on pretax income and its significant components were as follows:

	2012	2011
Current tax expense:
Federal	$-	$-
State	-	-
Foreign	86,908	50,569
	86,908	50,569
Deferred tax expense (benefit):
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total income tax expense (benefit):
Federal	-	-
State	-	-
Foreign	86,908	50,569
	$86,908	$50,569

A reconciliation of the statutory federal income tax expense (benefit) at 34% to loss before income taxes and the actual income tax expense (benefit) is as follows:

	2012	2011
Federal statutory income tax benefit	$(270,003)	$(615,622)
Increases (reductions) in taxes due to:
Nondeductible stock-based compensation	55,307	228,108
State taxes, net of federal benefit	(69,142)	(40,540)
Change in valuation allowance	(31,330)	486,361
Other	(55,718)	(58,307)
Adjustment to NOL carryovers	370,886
Foreign income tax	86,908	50,569
Income tax expense	$86,908	$50,569

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the consolidated financial statements include the following amounts:

	2012	2011
Deferred tax asset:
Start-up costs capitalization	$85,592	$94,570
Loss carryforwards	11,583,968	11,325,474
Depreciation	1,626,090	1,714,367
Tax credit carryforwards	521,048	477,255
Share-based compensation expense	227,726	197,486
Accounts receivable	67,907	70,298
Inventory	646,970	924,777
Other	10,029	872
	14,769,330	14,805,099

Deferred tax liability:
Accounts receivable	-	-
Inventory	-	-
Prepaid expenses	(5,643)	(10,082)
	(5,643)	(10,082)

	14,763,687	14,795,017
Less valuation allowance	(14,763,687)	(14,795,017)
Net deferred tax asset	$-	$-

As of December 31, 2012 and December 31, 2011, the Company has federal net operating loss carryforwards of approximately $30,896,000 and $29,328,000, respectively, North Carolina net economic loss carryforwards of approximately $14,627,000 and $13,943,000, respectively, California net operating losses in the amounts of approximately $538,000 and $524,000, respectively, Arkansas net economic loss carryforwards of approximately $267,000 and $208,000, respectively, Iowa net economic loss carryforwards of approximately $75,000 and $75,000, respectively, Indiana net economic loss carryforwards of approximately $523,000 and $422,000, respectively, New Jersey net economic loss carryforwards of approximately $5,400 and $4,600, respectively, Michigan net economic loss carryforwards of approximately $105,000 and $92,000, respectively, and Wisconsin net economic loss carryforwards of approximately $51,000 and $17,000, respectively. Included in the federal net operating loss carryforward is a deduction for the exercise of nonqualified stock options. However, the net operating loss attributable to the excess of the tax deduction for the exercised nonqualified stock options over the cumulative expense recorded in the consolidated financial statements is not recorded as a deferred tax asset. The benefit of the excess deduction of $37,000 will be recorded to additional paid in capital when the Company realizes a reduction in its current taxes payable. These carryforwards can be used to offset taxable income in future years, which expire through 2031. The Company also has research and experimentation tax credit carryforwards for federal of approximately $419,000. These credit carryforwards may be used to offset federal income taxes in future years through their expiration in 2027.

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has assessed its earnings history and anticipated earnings, the expiration date of the carryforwards and other factors and has determined that valuation allowances should be established against the deferred tax assets as of December 31, 2012 and 2011. The change in the valuation allowance of $294,373 for the year ended December 31, 2012 was due to the increase in net deferred tax assets, principally driven by increases in deferred tax assets related to loss carryforwards.

The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended December 31, 2012 and 2011:

	2012	2011
Unrecognized tax benefits at January 1	$418,907	$418,907

Gross increases—tax positions in prior period	-	-
Gross decreases—tax positions in prior period	-	-
Gross increases—tax positions in current period	-	-
Gross decreases—tax positions in current period	-	-
Settlements	-	-
Unrecognized tax benefits at December 31	$418,907	$418,907

The Company files U.S. federal, U.S. state, Canadian and Mexican tax returns. The tax years 2007 through 2012 remain subject to examination by the IRS for U.S. federal tax purposes, as do U.S. state tax returns by the appropriate state taxing authorities, Canadian tax returns by the Canada Revenue Agency and the Mexican tax returns by the Mexican Secretariat of Finance and Public Credit.

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

Note 14. Related Party Transactions

Transactions with Aristocrat International Pty. Ltd

License fees from and equipment sales to Aristocrat International Pty. Ltd (“Aristocrat”) of $62,900 and $0, respectively, were recorded in the year ended December 31, 2012, while $80,800 and $6,350, respectively, were recorded during the year ended December 31, 2011. As of December 31, 2012 and December 31, 2011, $21,000 and $10,200, respectively, were due from Aristocrat and included in accounts receivable in the accompanying Consolidated Balance Sheets.

The Company terminated its Exclusive Distribution Agreement and entered into an Equipment Purchase Arrangement with Aristocrat effective January 15, 2010. The Equipment Purchase Arrangement provides that the purchase price for the purchased equipment will be paid from the Company to Aristocrat as the purchased equipment is deployed and revenues are received by the Company. As revenues are received by the Company, the payment to Aristocrat will be calculated as 20% of the Company’s gross revenue attributable to each table, up to a specified cap per table. The Company initially recorded a liability of $396,500 related to its purchase of inventory. As of December 31, 2012 and December 31, 2011, $323,600 and $323,600, respectfully, remain outstanding to Aristocrat as reflected in the accompanying Consolidated Balance Sheet. These obligations are required to be paid only as the Company receives revenue from the placement of the specified purchased inventory.

As of December 31, 2012 and 2011, Aristocrat owned 0% and 9.6%, respectively, of the Company’s outstanding shares of common stock.

Private Placement Transactions

During 2011 and 2012, the Company completed private placement transactions in which members of the Company’s board and management purchased shares of common stock. In addition, in 2011 and 2012, a board member cancelled principal due under the Founders’ Loan as the consideration for share purchases. (See Note 10 “Debt” and Note 12 “Shareholders’ Equity”.)

Office Lease

The Company currently leases its office and manufacturing facility from an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors. The entity purchased the building while the Company was already a tenant. The lease terms were negotiated on an arm’s length basis and are consistent with the rent paid by other tenants in the building and comparable market rents in the area. Rent expense recorded for the leased space for the years ended December 31, 2012 and 2011 were $135,000 and $142,600, respectively.

In February 2013 the Company exercised an option to extend this lease through August 31, 2016. No other significant portions of the lease were modified, monthly rent continues at $11,250 per month, and provisions to allow the Company to buy out the lease or reduce its space commitment under certain circumstances prior to the expiration of the lease were carried forward.

Founders’ Loan

The Company has loans outstanding with members of its board of directors. (See Note 10 “Debt.”)

Other

On October 18, 2012, Gehrig H. White, a director and one of the Company’s founders, purchased a 33% interest in Gaming Equipment Rental Co., LLC, which had been, and continues to be, a customer of the Company. Gaming Equipment Rental Co., LLC operates a charity gaming operation in Ohio and leases PokerPro and ProCore gaming systems from the Company.

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

For the year ended December 31, 2012, five customers accounted for approximately 73.2% of our total revenues from continuing operations, with one accounting for 39.8%, a second accounting for 12.3%, a third accounting for 9.2%, a fourth accounting for 6.5%, and a fifth accounting for 5.4%. The loss of any of these customers or changes in our relationship with any of them could have a material adverse effect on our business.

Revenues by geographic area are determined based on the location of the Company’s customers. For fiscal 2012 and 2011, revenues from customers outside the United States accounted for 23.3% and 39.9% of consolidated revenue, respectively. The following is revenues and long-lived assets by geographic area as of and for the years ended December 31:

	2012	2011
Revenue:
United States	$3,968,865	$3,904,778
North America (excluding U.S.)	649,818	1,164,866
Europe	399,933	771,207
Other International	158,663	655,572
	$5,177,279	$6,496,423

	2012	2011
Long-lived assets, end of year:
United States	$884,929	$1,026,157
North America (excluding U.S.)	742,684	223,882
Europe	163,218	62,021
Other International	100,685	54,461
	$1,891,516	$1,366,521

Note 16. Commitments and Contingencies

Leases

The Company leases its corporate office and manufacturing facility under a lease agreement with a term of four years. The lease requires the Company to pay insurance and maintenance. This facility is approximately 14,400 square feet and is located in Matthews, North Carolina. This facility is leased by an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors. In February 2013 the Company exercised an option to extend this lease through August 31, 2016. (See Note 14 – “Related Party Transactions.”)

The Company also leases certain equipment under lease agreements with terms up to two years and storage facilities.

The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year Ending December 31,	Amount
2013	$136,344
2014	135,000
Thereafter	225,000
$496,344

Rent expense for the years ended December 31, 2012 and 2011 was $139,300 and $146,600, respectively.

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

On August 21, 2009, a complaint was filed against us in the United States District Court for the District of Nevada by Marvin Roy Feldman. The plaintiff was seeking unspecified monetary damages related to the distribution of PokerPro in Mexico. While the Company believes that the claims were unfounded and that it has several meritorious defenses to these claims, the Company entered into a settlement agreement with the plaintiff on December 3, 2012 to avoid the costs and risks of a trial. The amount of settlement was within the previously reserved range of loss and did not have a material impact on the financial statements as of December 31, 2012.

Compliance with NASDAQ Listing Requirements

On July 11, 2012, the Company received the Notice from NASDAQ advising that for the 30 consecutive business days preceding the date of the Notice (from May 29, 2012 to July 10, 2012), the closing bid price of the Company’s common stock had fallen below the $1.00 per share minimum price required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”). The Notice also stated that the Company had 180 calendar days, or until January 7, 2013 (the “Grace Period”), to regain compliance with the Minimum Bid Price Rule. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to the end of the Grace Period.

As of January 7, 2013, the Company’s common stock had achieved a closing bid price of $1.00 or more for 10 consecutive business days as required by NASDAQ. On that date, the Company received written notification from the NASDAQ Listing Qualifications Department that the Company had regained compliance with the minimum closing bid price requirement of $1.00 per share for continued listing of its common stock on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule Section 5550(a)(2).

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions (Chargeoffs)	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2012	$146,183	$158,117	$-	$118,631	$185,669
Year ended December 31, 2011	$71,999	$237,962	$-	$163,778	$146,183

INVENTORY RESERVE
Year ended December 31, 2012	$237,297	$41,424	$-	$100,182	$178,539
Year ended December 31, 2011	$205,583	$34,473	$2,758	$-	$237,297

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

3.2	Bylaws (as amended and restated through July 29, 2005) (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1 filed on October 5, 2005(No. 333-127181)).

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

10.12	Form of Stock Option Agreement for 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on August 4, 2005(No. 333-127181)).*

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

10.27
Amendment No. 2 to Secured Promissory Note and Amendment No. 1 to Note Purchase Agreement and Security Agreement, dated September 10, 2009 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2009 filed on November 13, 2009).

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

10.31	Amendment to the PokerTek, Inc. 2009 Stock Incentive Plan effective as of June 2, 2011 (incorporated by reference to Appendix A to our Definitive Schedule 14A filed on April 29, 2011).*

10.32	Loan Modification Agreement, dated June 2, 2011, by and among us and our founders (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on June 7, 2011).

10.33	Employment Agreement, dated June 2, 2011, between us and Mark D. Roberson (incorporated by reference to Exhibit 10.2 from our Form 8-K filed on June 7, 2011).*

10.34	Employment Agreement, dated June 2, 2011, between us and James T. Crawford (incorporated by reference to Exhibit 10.3 from our Form 8-K filed on June 7, 2011).*

10.35	Office/Warehouse Lease Amendment No. 2 between us and Crawford White Investments, LLC dated August 11, 2011 (incorporated by reference to Exhibit 10.1 from our Form 10-Q filed on August 8, 2011).

10.36	Fifth Amendment to the Loan and Security Agreement between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on November 14, 2011)

10.37	Sixth Amendment to the Loan and Security Agreement between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on February 23, 2012).

10.38
Form of Employee Incentive Stock Option Agreement for the PokerTek, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.38 from our Form 10-K for the year ended December 31, 2011 filed on March 27, 2012).*

Exhibit No.	Description

10.39
Form of Employee Nonqualified Stock Option Agreement for the PokerTek, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 from our Form 10-K for the year ended December 31, 2011 filed on March 27, 2012).*

10.40
Form of Director Nonqualified Stock Option Agreement for the PokerTek, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 from our Form 10-K for the year ended December 31, 2011 filed on March 27, 2012).*

10.41
Form of Independent Contractor Nonqualified Stock Option Agreement for the PokerTek, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.41 from our Form 10-K for the year ended December 31, 2011 filed on March 27, 2012).*

10.42
Form of Restricted Stock Award Agreement for the PokerTek, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.42 from our Form 10-K for the year ended December 31, 2011 filed on March 27, 2012).*

10.43
Form of Loan Modification Agreement, dated as of July 23, 2012, by and among the Registrant and Gehrig White and Arthur Lomax (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on July 27, 2012).

10.44	Seventh Amendment to the Loan and Security Agreement between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on March 7, 2013).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 from our Form 10-K for the year ended December 31, 2011 filed on March 27, 2012).

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Compensatory plan or arrangement or management contract

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