Form 10-Q
period 2013-03-31
POKERTEK, INC.
filed 2013-05-13
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 6, 2013, there were 9,085,498 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2013	2012
Revenue
License and service fees	$1,360,670	$1,083,414
Sales of systems and equipment	30,451	594,523
Total revenue	1,391,121	1,677,937
Cost of revenue	353,549	385,979
Gross profit	1,037,572	1,291,958
Operating expenses:
Selling, general and administrative	946,780	892,734
Research and development	168,427	199,784
Share-based compensation expense	70,778	108,249
Depreciation	2,323	4,232
Total operating expenses	1,188,308	1,204,999
Operating loss	(150,736)	86,959
Interest expense, net	10,543	20,855
Net income (loss) from continuing operations before income taxes	(161,279)	66,104
Income tax provision	34,081	6,727
Net income (loss) from continuing operations	(195,360)	59,377
Income (loss) from discontinued operations	535	10,522
Net income (loss)	$(194,825)	$69,899

Net income (loss) from continuing operations per common share - basic and diluted	$(0.02)	$0.01
Net income (loss) from discontinued operations per common share - basic and diluted	0.00	0.00
Net income (loss) per common share - basic and diluted	$(0.02)	$0.01
Weighted average common shares outstanding - basic and diluted	8,491,315	7,564,104

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS
(Unauditied)
	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,048,761	$235,757
Accounts receivable, net	549,269	794,769
Inventory	1,288,070	1,342,950
Prepaid expenses and other assets	132,081	66,988
Total current assets	3,018,181	2,440,464

Long-term assets:
Gaming systems, net	1,673,211	1,693,051
Property and equipment, net	24,644	26,967
Other assets	167,362	171,498
Total long-term assets	1,865,217	1,891,516
Total assets	$4,883,398	$4,331,980

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$365,163	$274,609
Accrued liabilities	605,351	569,404
Deferred revenue	147,500	42,266
Long-term debt, current portion	66,216	59,571
Total current liabilities	1,184,230	945,850

Long-term liabilities:
Long-term liability	199,894	219,494
Long-term debt	223,314	240,429
Total long-term liabilities	423,208	459,923
Total liabilities	1,607,438	1,405,773
Commitments and contingencies
Common stock subject to rescission	71,183	71,183
Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and outstanding

Common stock, no par value per share; authorized 40,000,000	-	-
shares, issued and outstanding 9,085,498 and 8,625,498 shares at
March 31, 2013 and December 31, 2012, respectively
Additional paid-in capital	50,026,500	49,481,922
Accumulated deficit	(46,821,723)	(46,626,898)
Total shareholders' equity	3,204,777	2,855,024
Total liabilities and shareholders' equity	$4,883,398	$4,331,980

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
					Total
	Common Stock		Additional	Accumulated	Shareholders'
	Shares	Value	Paid-in Capital	Deficit	Equity
Balance, December 31, 2012	8,625,498	$-	$49,481,922	$(46,626,898)	$2,855,024

Issuances of common stock, net	460,000		473,800		473,800
Share-based compensation, net	-		70,778		70,778
Net loss				(194,825)	(194,825)
Balance, March 31, 2013	9,085,498	$-	$50,026,500	$(46,821,723)	$3,204,777

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(194,825)	$69,899
Net income from discontinued operations	(535)	(10,522)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	199,419	196,186
Share-based compensation expense	70,778	108,249
Provision for doubtful accounts and other receivables	49,065	(27,926)
Changes in assets and liabilities:
Accounts and other receivables	196,435	63,582
Prepaid expenses and other assets	(60,957)	(12,772)
Inventory	54,880	199,753
Gaming systems	(177,256)	(331,921)
Accounts payable and accrued expenses	106,901	(14,367)
Deferred revenue	105,234	8,413
Net cash provided by operating activities from continuing operations	349,139	248,574
Net cash provided by operating activities from discontinued operations	535	64,945
Net cash provided by operating activities	349,674	313,519

Net cash used in investing activities	-	-

Cash flows from financing activities:
Repayments of long-term debt	(10,470)	-
Proceeds from issuance of common stock, net of expenses	473,800	49,999
Net cash provided by financing activities	463,330	49,999
Net increase in cash and cash equivalents	813,004	363,518
Cash and cash equivalents, beginning of year	235,757	606,229
Cash and cash equivalents, end of period	$1,048,761	$969,747

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$17,361	$27,382
Income taxes	33,291	7,686

Non-cash transactions:
Amortization of commitment fee issued in common stock	$-	$11,275

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                      Nature of Business and Basis of Presentation

PokerTek, Inc. (the “Company”) is engaged in the business of developing, manufacturing and marketing  electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide.

The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying consolidated financial statements have been prepared without audit and are presented in accordance with Article 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the entire year.

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

As of March 31, 2013, the Company’s cash balances totaled approximately $1,050,000 and availability under the SVB Credit Facility (see Note 10) was approximately $400,000.  Cash provided by operations for the three months ended March 31, 2013 was approximately $350,000. The level of additional capital needed to fund operations and the Company’s ability to conduct business for the next year is influenced primarily by the following factors:

•	The pace of growth in the Company’s business and the related investments in inventory and spending levels for development and regulatory efforts;
•	The launch of new products, entry into new markets, and investments in regulatory approvals;
•	The Company’s ability to control growth of operating expenses and penetrate new markets;
•	The Company’s ability to negotiate favorable payment terms with its customers and vendors;
•	The Company’s ability to access the capital markets and maintain its credit line;
•	Demand for the Company’s products, and the ability of its customers to pay us on a timely basis; and
•	General economic conditions, political events and legal and regulatory changes.

The Company’s operating plan calls for expanding into new markets, launching new products and accelerating revenue growth while controlling operating expense and working capital levels. As the Company executes its growth plans, the Company intends to carefully monitor the impact of growth on working capital needs and cash balances. The Company has demonstrated a trend of improving operating results over the past two years, and it expects those improving trends to continue during 2013.

The Company believes the capital resources available from cash balances, the SVB Credit Facility, cash generated by operations and cash from financing activities will be sufficient to fund ongoing operations and support the Company’s operating plan for at least the next 12 months. However, the Company may seek to raise additional capital or expand its credit facility to fund growth. The Company cannot assure you that, in the event the Company needs additional working capital, adequate additional working capital will be available or, if available, will be on acceptable terms. If the Company were unable to raise additional capital or expand its credit facility, its ability to conduct business and achieve its growth objectives would be negatively impacted.

Note 3.                      Discontinued Operations

The statements of operations for the discontinued operations for the three months ended March 31, 2013 and 2012 consisted of the following:
	Three Months Ended
	March 31,
	2013	2012

Revenue	$535	$112,582
Cost of revenue	-	97,089
Gross profit	535	15,493
Operating expenses	-	4,971
Net income from discontinued operations	$535	$10,522

Note 4.                      Accounts Receivable

Accounts receivable at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012

Accounts receivable	$784,002	$980,438
Allowance for doubtful accounts	(234,733)	(185,669)
Accounts receivable, net	$549,269	$794,769

Note 5.                      Inventory

Inventory at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012

Raw materials and components	$1,218,512	$1,227,914
Gaming systems in process	206,793	193,515
Finished goods	47,896	100,060
Reserve	(185,131)	(178,539)
Inventory, net	$1,288,070	$1,342,950

Note 6.                      Prepaid Expenses and Other Assets

Prepaid expenses and other assets at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012

Prepaid expenses	$70,373	$37,280
Other	61,708	29,708
Prepaid expenses and other assets	$132,081	$66,988

Deferred licensing fees, net	$117,182	$121,318
Other	50,180	50,180
Other assets	$167,362	$171,498

Note 7.                      Gaming Systems

Gaming systems at March 31, 2013 and December 31, 2012 consisted of the following:
	March 31,	December 31,
	2013	2012
Gaming systems	$7,296,903	$7,210,226
Less: accumulated depreciation	(5,623,692)	(5,517,175)
Gaming systems, net	$1,673,211	$1,693,051

Note 8.                      Property and Equipment

Property and equipment at March 31, 2013 and December 31, 2012 consisted of the following:
	December 31,	December 31,
	2012	2012

Equipment	$458,094	$458,094
Leasehold improvements	202,508	202,508
Capitalized software	157,067	157,067
	817,669	817,669
Less: accumulated depreciation	(793,025)	(790,702)
Property and equipment, net	$24,644	$26,967

Note 9.                      Accrued Liabilities

Accrued liabilities at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012

Accrued professional fees	$43,075	$-
Accrued legal settlement	175,000	175,000
Inventory received, not invoiced	1,029	116,566
Other liabilities and customer deposits	386,247	277,838
Accrued liabilities	$605,351	$569,404

Note 10.                       Debt

The Company’s outstanding debt balances as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012

SVB Credit Facility	$-	$-
Founders' Loan	289,530	300,000
Total debt	289,530	300,000
Current portion of debt	66,216	59,571
Long-term portion of debt	$223,314	$240,429

SVB Credit Facility.  We maintain a credit facility with Silicon Valley Bank to support our working capital needs (the “SVB Credit Facility”). As of February 28, 2013, we entered into the “Seventh Amendment to Loan and Security Agreement”, which extended the maturity date for the facility to January 15, 2014. Maximum advances are determined based on the composition of our eligible accounts receivable and inventory balances with a facility limit of $625,000. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%.

Based on the Company’s accounts receivable and inventory levels on March 31, 2013, as of such date availability was approximately $400,000 with no amounts outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of March 31, 2013, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan (described below).

Founders’ Loan

On March 24, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for $2.0 million with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White (collectively, the “Lenders”), all of whom were founders of PokerTek and members of  the Company’s Board of Directors at the time. Pursuant to the terms of the Note Purchase Agreement, the Lenders loaned $2.0 million to the Company (the “Founders’ Loan”). Since that time the principal balance of the debt outstanding under the Founders’ Loan has been reduced through a series of transactions. The Founders’ Loan contains no restrictive covenants and is collateralized by security interests in 18 PokerPro systems. Such security interests have been subordinated to the SVB Credit Facility.

As of March 31, 2013, the outstanding balance of the Founders’ Loan was $289,530 and its fair value was $304,334.  For the periods ended March 31, 2013 and March 31, 2012, the Company made aggregate interest payments of $6,836 and $15,707, respectively. For the periods ended March 31, 2013 and March 31, 2012, the Company made aggregate principal payments of $10,470 and $0, respectively.

Note 11.                       Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 96% of their annual compensation, subject to annual limitations imposed by the

Internal Revenue Service pursuant to the authority granted to it under Section 401(k). The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the three months ended March 31, 2013 and 2012, the Company’s expenses related to the plan were $11,527 and $12,856 respectively.

Note 12.                       Shareholders’ Equity

Common Stock.  There are 40,000,000 shares, no par value, of the Company’s common stock (“Common Stock”) authorized, of which 9,085,498 and 8,625,498 shares were outstanding as of March 31, 2013 and December 31, 2012, respectively.

Private Placement Transactions

On March 1, 2013, the Company sold 460,000 shares of its common stock to accredited investors (as defined under the Securities Act of 1933, as amended (the “Act”)) at a price of $1.05 per share (the “Private Placement”), yielding gross proceeds of $483,000 and net proceeds of approximately $474,000. The Private Placement was exempt from the registration requirements of the Act pursuant to Section 4(5) of the Act and Rule 506 of Regulation D promulgated under the Act.

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

Warrants

As of March 31, 2013, the following warrants were outstanding: 20,000 common stock warrants at an exercise price of $2.50 with an expiration date of March 31, 2015 issued in connection with a private placement in May 2010, and 40,000 common stock warrants at an exercise price of $2.75 with an expiration date of December 29, 2015 issued in connection with the LPC transaction.

Preferred Stock. There are 5,000,000 authorized shares of preferred stock, none of which are outstanding as of March 31, 2013 and December 31, 2012.

Stock Incentive Plan

The Company’s shareholders have approved stock incentive plans, authorizing the issuance of stock option, restricted stock and other forms of equity compensation. Pursuant to the approved stock incentive plans 617,559 shares remained available for future grant as of March 31, 2013. The Company has historically issued stock options and restricted shares as compensation, although it has the authority to use other forms of equity compensation instruments in the future.

Principal assumptions used in determining the fair value of option awards include the following: (a) expected future volatility for the Company's stock price, which is based on the Company’s historical volatility, (b) expected dividends, (c) expected term and forfeiture rates, based on historical exercise and forfeiture activity, and (d) the risk-free rate is the rate on U.S. Treasury securities with a maturity equal to, or closest to, the expected life of the options. The assumptions used to determine the fair value of option awards for the periods ended March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Expected Volatility	97%	95% - 97%
Expected Dividends	0	0
Expected Term	6 yrs	6 yrs
Risk-free Rate	0.82%	0.67% - 1.02%

A summary of Stock Option activity and changes during the three months ended March 31, 2013, is as follows:
		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Stock Options
Outstanding at December 31, 2012	724,720	$4.68
Granted	-	-
Exercised	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2013	724,720	$4.68	6.3	$(2,333,740)

Exercisable at March 31, 2013	681,133	$4.49	6.2	$(2,065,632)

A summary of restricted stock activity and changes during the year ended March 31, 2013 is as follows:

		Weighted Average
Restricted Stock	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2012	125,000		$79,688
Granted	-		-
Vested	(62,500)		(26,563)
Forfeited	-		-
Nonvested at March 31, 2013	62,500	0.5	$53,125

A summary of RSU activity and changes during the year ended March 31, 2013 is as follows:

		Weighted Average
Restricted Stock Units (RSU's)	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2012	356,000		$267,000
Granted	-		-
Vested	-		-
Forfeited	-		-
Nonvested at March 31, 2013	356,000	1.5	$267,000

Note 13.                       Income Tax Provisions

For the three months ended March 31, 2013 and 2012, the Company recognized a tax provision of $34,081 and $6,727, respectively. These provisions are based principally on the Company’s estimated foreign income tax withholding liability, which is attributable to revenues generated outside of the United States.

The effective rates for the periods ending March 31, 2013 and 2012 differ from the U.S. federal statutory rate principally due to the tax benefit arising from the Company’s net operating losses that are fully offset by the valuation allowance established against the Company’s deferred tax assets and deferred tax liabilities.

Note 14.                       Related Party Transactions

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. The lease expires on August 31, 2016. Rent expense recorded for the leased space for the three months ended March 31, 2013 and 2012, was $33,750 and $34,560, respectively.

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

Other

On October 18, 2012, Gehrig H. White, a director, purchased a 33% interest in Gaming Equipment Rental Co., LLC, which had been, and continues to be, a customer of the Company.  Gaming Equipment Rental Co., LLC operates a charity gaming operation in Ohio and leases PokerPro and ProCore gaming equipment from the Company.   Revenue from Gaming Equipment Rental Co., LLC was $76,870 for the three months ended March 31, 2013. As of March 31, 2013 and December 31, 2012, $152,228 and $78,858 respectively, was due from Gaming Equipment Rental and included in Accounts Receivable in the accompanying Consolidated Balance Sheets.

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

Revenues by geographic area are determined based on the location of the Company’s customers. For the three months ended March 31, 2013 and 2012, revenues from customers outside the United States accounted for 28.7% and 17.7% of consolidated revenue, respectively.  For the three months ended March 31, 2013 and 2012 the following are the revenues and long-lived assets by geographic area:

	For Three Months Ended March 31,
	2013	2012
Revenue:
United States	$991,707	$1,380,808
North America (excluding U.S.)	371,506	90,786
Europe	15,150	154,678
Other International	12,758	51,665
	$1,391,121	$1,677,937

	March 31, 2013	December 31, 2012
Long-lived assets, end of period:
United States	$876,026	$884,929
North America (excluding U.S.)	647,998	742,684
Europe	120,590	163,218
Other International	252,603	100,685
	$1,897,217	$1,891,516

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including but not limited to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements are made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or other comparable words identify forward-looking statements. Our actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related, but not limited to: the impact of global macroeconomic and credit conditions on our business and the business of our suppliers and customers, overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, changes in laws and regulations affecting the gaming industry, termination or non-renewal of customer contracts, competitive pressures and general economic conditions and our financial condition, including our ability to maintain sufficient liquidity to operate our business. These and all other material risks and uncertainties known to us are described in more detail under the caption “Risk Factors” in Item 1A of Part I of the annual report on Form 10-K for the year ended December 31, 2012, that we filed on March 14, 2013, as well as other reports that we file from time to time with the Securities and Exchange Commission (“SEC”). As a result of these risks and uncertainties, the results or events indicated by these forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

Company Overview and Business Strategy

We develop, manufacture and market electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide. Our products line consists of two primary platforms -- PokerPro and ProCore.

PokerPro is a 10-seat electronic poker table that allows operators to offer cash games, single-table tournaments, and multi-table tournaments with an extensive game library including Texas Hold’em, Omaha, Razz, and Seven Card Stud. Game rules and limits, including blinds, antes, rake structures and house rules, are completely configurable.

ProCore is an electronic table game platform that expands on the PokerPro technology and allows multiple house-banked games to be run on a single, efficient, economical platform. The versatility of the ProCore system allows operators to add new game content as it is released. Several variations of blackjack and related side bets are deployed on this platform. Games and house rules can be customized easily to meet property and regulatory requirements, making it an ideal choice for operators looking to add an automated solution to their gaming floor. We plan to expand our position in electronic poker market with our PokerPro system. With the addition of the ProCore platform, the addressable opportunities are expanded to include blackjack, baccarat and other house-banked games. The market for electronic poker is a smaller niche where, we believe, we enjoy a dominant market position. The market for blackjack, baccarat and specialty house-banked games is larger, but also characterized by more competition. We believe our product offerings have significant advantages over the competition and, as a result, we have the opportunity to expand our dominance in poker while increasing our market share for other electronic house-banked games.

We distribute our gaming products using our internal sales force and select distributors. Our revenue is derived from a recurring revenue participation model, a recurring revenue fixed license fee model or  a sale of hardware combined with recurring license and support fees.

We evaluate potential new  markets based on a number of criteria, including the legal and regulatory environment, the size of the market overall as well as the size of the gaming industry in that market and the sales and marketing effort required to establish a presence in the subject market. We also segment potential markets into one of three categories: those with no manual table games; those with limited manual table games; and those characterized by greater density of manual table games. We intentionally focus the majority of our sales and marketing effort on those markets that either have no or a limited number of manual table games. We also opportunistically place tables in markets with higher density of manual table games where we believe we offer a value proposition for the operators and players. This approach allows us to narrow our focus, directing our limited resources to those markets that we believe offer the best opportunity for revenue growth and profitability.

We have identified a number of markets worldwide that we believe provide actionable opportunities to grow significantly. We are also monitoring changes in regulation at the state, federal and international level and believe that budgetary, legislative and other factors are creating a favorable environment for expanding the market for gaming in general and electronic table games in particular.

As of March 31, 2013, our installed base consisted of 2,390 gaming positions worldwide, comprised of 2,240 PokerPro and 150 ProCore gaming positions. As of March 31, 2012, our install base consisted of 2,032 gaming positions deployed worldwide comprised of 1,894 PokerPro gaming positions, and 138 ProCore gaming positions.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012.

	Three Months Ended March 31,
	2013	2012	Change
Revenue
License and service fees	$1,360,670	$1,083,414	25.6%
Sales of systems and equipment	$30,451	$594,523	-94.9%
Total revenue	$1,391,121	$1,677,937	-17.1%

Gross profit	1,037,572	1,291,958	-19.7%
Percentage of revenue	74.6%	77.0%

Operating expenses	1,188,308	1,204,999	-1.4%

Interest expense, net	10,543	20,855	-49.4%
Income tax provision	34,081	6,727	406.6%

Net Income (loss) from continuing operations	(195,360)	59,377	429.0%
Net Income (loss) from discontinued operations	535	10,522	-94.9%
Net Income (loss)	(194,825)	69,899	378.7%

Revenue. Revenue decreased by $0.3 million, or 17.1%, to $1.4 million for the three months ended March 31, 2013 as compared to $1.7 million for the three months ended March 31, 2012. This decrease was partially due to a change in product mix as the prior year included higher revenues from product sales, which offset the increases in recurring license and service fees in the current period.

Revenue from license and service fees increased $0.3 million, or 25.6%.  The increase in license and service fees from the prior year resulted from growth in leased games in Canada and Mexico, partially offset by lower license and service fees from Europe.

Revenue from systems and equipment sales decreased $0.6 million as substantially all of the current period revenue was generated from recurring license and service fees.  The prior year results included several product sales in Europe and a conversion of leased games to product sales in the United States.

Gross profit. Gross profit decreased by $0.3 million, or 19.7%, to $1.0 million for the three months ended March 31, 2013 compared to $1.3 million for the three months ended March 31, 2012.  Gross profit margins were 75% for the three months ended March 31, 2013, compared to 77% for the three months ended March 31, 2012.

Operating expenses. Operating expenses were relatively unchanged at $1.2 million for both quarterly periods.

Interest expense, net. Interest expense decreased by $10 thousand, or 49.4%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.  The decrease is primarily attributable to lower interest expense due to the lower outstanding principal balances on the Founders’ Loan (defined below)  and lower fees associated with our credit facility .

Income tax provision. Income tax provision increased to $34 thousand for the three months ended March 31, 2013, as compared to $7 thousand for the three months ended March 31, 2012.  The increase in income tax provision was attributable to higher withholdings in foreign jurisdictions.

Net income (loss) from continuing operations. Net loss from continuing operations for the three months ended March 31, 2013 was $195 thousand compared to net income of $59 thousand for the three months ended March 31, 2012, due to the favorable impact of higher sales of systems and equipment in the prior year offsetting the growth in recurring license and service fees in the current year.

Net income (loss) from discontinued operations. Net loss from discontinued operations for the three months ended March 31, 2013 was $1.0 thousand compared to $11 thousand for the three months ended March 31, 2012.  Results of both quarterly periods include proceeds from the disposition of  remaining  inventory.   We do not expect to realize additional revenues from discontinued operations.

Net loss.  Net loss for the three months ended March 31, 2013 was $195 thousand compared to net income of $70 thousand for the three months ended March 31, 2012, due to the favorable impact of higher sales of systems and equipment in the prior year offsetting the growth in recurring license and service fees in the current year.

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

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2013	2012	Change
Continuing Operations:
Net cash provided by (used in) operating activities	$349,139	$248,574	$100,565
Net cash provided by (used in) investing activities	-	-	-
Net cash provided by (used in) financing activities	463,330	49,999	413,331
Net cash provided by (used in) continuing operations	812,469	298,573	513,896
Net cash provided by (used in) operating activities of discontinued operations	535	64,945	(64,410)
Net increase in cash and cash equivalents	813,004	363,519
Cash and cash equivalents, beginning of year	235,757	606,229
Cash and cash equivalents, end of period	$1,048,761	$969,748

For the three months ended March 31, 2013, net cash provided by operating activities from continuing operations improved $101 thousand, or 40%, to $349 thousand. The improvement in cash provided by operating activities was primarily due to working capital changes with accounts receivable decreasing on more favorable collections and accounts payable increasing due to the timing of inventory payments.

No cash was used in or provided by investing activities for the three months ended March 31, 2013 or March 31, 2012.  As part of our ongoing cost reduction measures, we have curtailed capital expenditures, with the exception of investments required to support business operations, including replacing aged equipment where necessary.

Net cash provided by financing activities was $463 thousand for the three months ended March 31, 2013, compared to net cash provided by financing activities of $50 thousand for the three months ended March 31, 2012. Cash provided by financing activities primarily consists of proceeds from sales of common stock in both periods. For the three months ended March 31, 2013, we also made principal payments on the Founder’s Loan.

For the three months ended March 31, 2013, net cash provided by discontinued operations was approximately $1 thousand compared to net cash provided by discontinued operations of $65 thousand for the three months ended March 31, 2012.  Results of both quarterly periods include proceeds from the disposition of remaining inventory.  We do not expect to realize additional cash from discontinued operations.

On March 1, 2013, we sold 460,000 shares of our common stock to ten unaffiliated accredited investors at a price of $1.05 per share, realizing gross proceeds of $483,000 and net proceeds after paying brokers’ commission of $474,000. The offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(5) of the Act and Rule 506 of Regulation D promulgated under the Act.

On February 28, 2013, we amended our Silicon Valley Bank Line of Credit (the “SVB Credit Facility), extending the maturity date to January 15, 2014. Maximum advances are determined based on the composition of our eligible accounts receivable and inventory balances with a facility limit of $625,000. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%. As of March 31, 2013, approximately $400,000 was available under the SVB Credit Facility, based on our accounts receivable and inventory levels, and there were no amounts outstanding under the facility.

Operations and Liquidity Management

Historically, we have incurred net losses and used cash from financing activities to fund operations. In recent years, we have refocused our business strategies, significantly improved our margins, and reduced expenses, while also expanding our growth opportunities and significantly improving our operating results.  We also renewed our credit facility reduced our long-term debt, and closed several equity transactions to improve our liquidity and provide capital to grow our business.

As of March 31, 2013, our cash balance was approximately $1,050,000 and availability from the SVB Credit Facility (was approximately $400,000.  Cash provided by operations for the three months ended March 31, 2013 was $349,674. The level of additional capital needed to fund operations and our ability to conduct business for the next year is influenced primarily by the following factors:

•	The pace of growth in our business and the related investment in inventory and spending levels for development and regulatory efforts;
•	The launch of new products, entry into new markets, and investments in regulatory approvals;
•	Our ability to control growth of operating expenses as we grow the business and expand into new markets;
•	Our ability to negotiate favorable payment terms with our customers and vendors;
•	Our ability to access the capital markets and maintain our credit line;
•	Demand for our products, and the ability of our customers to pay us on a timely basis; and
•	General economic conditions, political events and legal and regulatory changes.

Our operating plan calls for expanding into new markets, launching new products and accelerating revenue growth while controlling operating expense and working capital levels. As we execute our growth plans, we intend to carefully monitor the impact of growth on working capital needs and cash balances. We have demonstrated a trend of improving operating results over the past two years, and we expect those improving trends to continue during 2013.

We believe the capital resources available from cash balances, the SVB Credit Facility, cash generated from operations and cash from financing activities will be sufficient to fund ongoing operations and to support operating plans for at least the next 12 months. However, we may seek to raise additional capital or expand our credit facility to fund growth. We cannot assure you that, in the event we need additional working capital, adequate additional working capital will be available or, if available, will be on acceptable terms. If we are unable to raise additional capital or expand our credit facility when needed our ability to conduct business and achieve our growth objectives would be negatively impacted.

Impact of Inflation

To date, inflation has not had a material effect on our net sales, revenues or income from continuing operations.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2013:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$289,530	$66,216	$223,314	$-	$-
Operating lease obligations(2)	462,258	102,258	360,000	-	-
Purchase obligations(3)	445,438	445,438	-	-	-
Other long-term liabilities (4)	323,598	123,704	199,894	-	-
Total	$1,520,824	$737,616	$783,208	$-	$-

(1)	Represents the outstanding principal amount on the Founders’ Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents open purchase orders with our suppliers.
(4)	Represents purchase of gaming inventory from previous distributor.

Customer Dependence

For the three months ended March 31, 2013, five customers accounted for approximately 80.5% of our total revenues, with one accounting for 41.4%, a second accounting for 21.5%, a third accounting for 6.1%, a fourth accounting for 6.0%, and a fifth accounting for 5.5%. In comparison, for the three months ended March 31, 2012, five customers accounted for approximately 74.5% of our total revenues, with one accounting for 32.6%, a second accounting for 29.3%, a third accounting for 5.0%, a fourth accounting for 4.2%, and a fifth accounting for 3.4%. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain reclassifications have been made to prior periods’ financial information to conform to the current period presentation.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have not been significant changes in our exposure to market risk since December 31, 2012.

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

PART II – OTHER INFORMATION

Item 1A.                   Risk Factors

Information regarding our risk factors appears in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2012, as amended. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes to the risk factors contained in our annual report.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2013, we sold 460,000 shares of our common stock to accredited investors (as defined under the  Act ) at a price of $1.05 per share , realizing gross proceeds of $483,000 and net proceeds of approximately $474,000. The offering was exempt from the registration requirements of the Act pursuant to Section 4(5) of the Act and Rule 506 of Regulation D promulgated under the Act.

Item 6.                      Exhibits.

Exhibit No.	Description
10.1	Seventh Amendment to the Loan and Security Agreement between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on March 7, 2013).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Date: May 13, 2013
/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Seventh Amendment to the Loan and Security Agreement between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on March 7, 2013).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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