Form 10-Q
period 2013-06-30
POKERTEK, INC.
filed 2013-08-12
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 6, 2013, there were 9,321,164 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
License and service fees	$1,225,353	$906,929	$2,586,022	$1,990,343
Sales of systems and equipment	378,870	134,654	409,321	729,177
Total revenue	1,604,223	1,041,583	2,995,343	2,719,520
Cost of revenue	365,909	301,376	719,459	687,355
Gross profit	1,238,314	740,207	2,275,884	2,032,165
Operating expenses:
Selling, general and administrative	1,020,216	847,945	1,966,995	1,740,679
Research and development	169,922	174,112	338,349	373,896
Share-based compensation expense	75,880	88,457	146,659	196,706
Depreciation	2,310	4,232	4,633	8,464
Total operating expenses	1,268,328	1,114,746	2,456,636	2,319,745
Operating loss	(30,014)	(374,539)	(180,752)	(287,580)
Interest expense, net	9,470	19,810	20,013	40,665
Net loss from continuing operations before income taxes	(39,484)	(394,349)	(200,765)	(328,245)
Income tax provision	11,939	714	46,020	7,441
Net (loss) from continuing operations	(51,423)	(395,063)	(246,785)	(335,686)
Income from discontinued operations	-	44,345	535	54,867
Net (loss)	$(51,423)	$(350,718)	$(246,250)	$(280,819)

Net (loss) from continuing operations per common share - basic and diluted	$(0.01)	$(0.05)	$(0.03)	$(0.04)
Net income from discontinued operations per common share - basic and diluted	-	0.01	0.00	0.01
Net (loss) per common share - basic and diluted	$(0.01)	$(0.05)	$(0.03)	$(0.04)
Weighted average common shares outstanding - basic and diluted	9,227,808	7,563,120	9,004,560	7,563,612

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,017,232	$235,757
Accounts receivable, net	723,705	794,769
Inventory	1,246,272	1,342,950
Prepaid expenses and other assets	104,673	66,988
Total current assets	3,091,882	2,440,464

Long-term assets:
Gaming systems, net	1,621,272	1,693,051
Property and equipment, net	28,204	26,967
Other assets	155,708	171,498
Total long-term assets	1,805,184	1,891,516
Total assets	$4,897,066	$4,331,980

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$393,330	$274,609
Accrued liabilities	457,068	569,404
Deferred revenue	219,528	42,266
Long-term debt, current portion	66,712	59,571
Total current liabilities	1,136,638	945,850

Long-term liabilities:
Long-term liability	187,763	219,494
Long-term debt	206,816	240,429
Total long-term liabilities	394,579	459,923
Total liabilities	1,531,217	1,405,773
Commitments and contingencies
Common stock subject to rescission	-	71,183
Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and outstanding

Common stock, no par value per share; authorized 40,000,000	-	-
shares, issued and outstanding 9,316,164 and 8,625,498 shares at
June 30, 2013 and December 31, 2012, respectively
Additional paid-in capital	50,238,995	49,481,922
Accumulated deficit	(46,873,146)	(46,626,898)
Total shareholders' equity	3,365,849	2,855,024
Total liabilities and shareholders' equity	$4,897,066	$4,331,980

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Value
Balance, December 31, 2012	8,625,498	$-	$49,481,922	$(46,626,898)	$2,855,024

Issuances of common stock, net	460,000		473,800		473,800
Share-based compensation, net	-		70,778		70,778
Net loss				(194,825)	(194,825)
Balance, March 31, 2013	9,085,498	$-	$50,026,500	$(46,821,723)	$3,204,777

Issuances of common stock, net	162,900		117,288		117,288
Common stock subject to recession			71,183		71,183
Share-based compensation, net			75,880		75,880
Share settlements of restricted stock awards and restricted stock units	67,766		(51,856)		(51,856)
Net loss				(51,423)	(51,423)
Balance, June 30, 2013	9,316,164	$-	$50,238,995	$(46,873,146)	$3,365,849

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(246,250)	$(280,819)
Net income from discontinued operations	(535)	(54,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400,258	366,386
Share-based compensation expense	146,659	196,706
Provision for doubtful accounts and other receivables	104,217	2,956
Changes in assets and liabilities:
Accounts and other receivables	(74,180)	111,825
Prepaid expenses and other assets	19,132	36,537
Inventory	96,678	68,691
Gaming systems	(323,846)	(618,501)
Accounts payable and accrued expenses	91,943	86,445
Deferred revenue	177,262	(46,686)
Net cash provided by (used in) operating activities from continuing operations	391,338	(131,327)
Net cash provided by operating activities from discontinued operations	535	70,502
Net cash provided by (used in) operating activities	391,873	(60,825)

Cash flows from investing activities:
Purchase of property and equipment	(5,870)	-
Net cash used in investing activities	(5,870)	-

Cash flows from financing activities:
Repayments of long-term debt	(26,472)	-
Proceeds from issuance of common stock, net of expenses	421,944	174,869
Net cash provided by financing activities	395,472	174,869
Net increase in cash and cash equivalents	781,475	114,044
Cash and cash equivalents, beginning of year	235,757	606,229
Cash and cash equivalents, end of period	$1,017,232	$720,273

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$23,756	$37,911
Income taxes	43,995	8,790

Non-cash transactions:
Amortization of commitment fee issued in common stock	$-	$22,550
Shares of common stock issued in settlement of litigation	117,288	-
Notes receivable, net	41,028

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

The accompanying consolidated financial statements are unaudited and are presented in accordance with Article 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the three and six month  periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

Certain prior year amounts have been reclassified in our unaudited condensed consolidated financial statements to conform with current year presentation.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012. The Company adopted this guidance during its 2013 fiscal year with no significant impact on its consolidated results of operations, financial condition and cash flows.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”,   which permits companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. ASU No. 2013-05 is effective for annual reporting periods beginning on or after December 15, 2013. The Company expects to adopt this guidance during its 2014 fiscal year and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists (Topic 740)”, to provide explicit guidance and eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. ASU No. 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013. The Company expects to adopt this guidance during its 2014 fiscal year and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

The Company believes there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of the Company's condensed consolidated financial statements. However, several new Exposure Drafts and proposals are under development which, if and when enacted, may have a significant impact on the Company's consolidated financial statements.

Note 2.                      Operations and Liquidity Management

Historically, the Company has incurred net losses and used cash from financing activities to fund its operations in each annual period since inception. In recent years, the Company refocused its business strategies, significantly improved its margins, and reduced its operating expenses, while also expanding its growth opportunities and significantly improving its operating results. The Company also closed several equity financing transactions, reduced its long-term debt, and renewed its credit facility to improve its liquidity and provide capital to grow its business.

As of June 30, 2013, the Company’s cash balances totaled approximately $1,017,000 and availability under the SVB Credit Facility (see Note 10) was approximately $290,000.  Cash provided by operations for the six months ended June 30, 2013 was approximately $391,000. The level of additional capital needed to fund operations and the Company’s ability to conduct business for the next year is influenced primarily by the following factors:

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

The Company’s operating plan contemplates expanding into new markets, launching new products and accelerating revenue growth while controlling operating expense and working capital levels. As the Company executes its growth plans, the Company intends to carefully monitor the impact of growth on working capital needs and cash balances. The Company has demonstrated a trend of improving operating results over the past two years and believes the capital resources available from cash balances, the SVB Credit Facility, cash generated by operations and cash from financing transactions will be sufficient to fund ongoing operations and support the Company’s operating plan for at least the next 12 months. In the event that the Company seeks to raise additional capital or expand its credit facility to fund growth, it  cannot assure you that adequate additional working capital will be available or, if available, will be on acceptable terms. If the Company were unable to raise additional capital or expand its credit facility, its ability to conduct business and achieve its growth objectives would be negatively impacted.

Note 3.                      Discontinued Operations

The statements of operations for the discontinued operations for the three and six months ended June 30, 2013 and 2012 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$-	$36,823	$535	$149,405
Cost of revenue	-	(8,777)	-	88,312
Gross profit	-	45,600	535	61,093
Operating expenses	-	1,255	-	6,226
Net income from discontinued operations	$-	$44,345	$535	$54,867

Note 4.                      Accounts Receivable

Accounts receivable at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012

Accounts receivable	$862,760	$980,438
Allowance for doubtful accounts	(139,055)	(185,669)
Accounts receivable, net	$723,705	$794,769

Note 5.                      Inventory

Inventory at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012

Raw materials and components	$1,125,723	$1,227,914
Gaming systems in process	154,241	193,515
Finished goods	139,422	100,060
Reserve	(173,114)	(178,539)
Inventory, net	$1,246,272	$1,342,950

Note 6.                      Prepaid Expenses and Other Assets

Prepaid expenses and other assets at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012

Prepaid expenses	$56,590	$37,280
Notes receivable, net	20,514	-
Other	27,569	29,708
Prepaid expenses and other assets	$104,673	$66,988

Deferred licensing fees, net	$85,014	$121,318
Notes receivable, net	20,514	-
Other	50,180	50,180
Other assets	$155,708	$171,498

Notes receivable, net represent long term financing arrangements with trade customers for the purchase or lease of gaming equipment.  Notes receivable balances outstanding totaled $82,055 and are presented net of an allowance for doubtful accounts of $41,027.  (See Note 14 “Related Party Transactions.”)

Note 7.                      Gaming Systems

Gaming systems at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
Gaming systems	$7,119,823	$7,210,226
Less: accumulated depreciation	(5,498,551)	(5,517,175)
Gaming systems, net	$1,621,272	$1,693,051

Note 8.                      Property and Equipment

Property and equipment at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012

Equipment	$458,094	$458,094
Leasehold improvements	208,378	202,508
Capitalized software	157,067	157,067
	823,539	817,669
Less: accumulated depreciation	(795,335)	(790,702)
Property and equipment, net	$28,204	$26,967

Note 9.                      Accrued Liabilities

Accrued liabilities at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012

Accrued legal settlement	$27,712	$175,000
Inventory received, not invoiced	135,834	220,670
Other liabilities and customer deposits	293,522	173,734
Accrued liabilities	$457,068	$569,404

Note 10.                       Debt

The Company’s outstanding debt balances as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012

SVB Credit Facility	$-	$-
Founders' Loan	273,528	300,000
Total debt	273,528	300,000
Current portion of debt	66,712	59,571
Long-term portion of debt	$206,816	$240,429

SVB Credit Facility.   The Company maintains a credit facility with Silicon Valley Bank to support its working capital needs (the “SVB Credit Facility”). As of February 28, 2013, the Company entered into the “Seventh Amendment to Loan and Security Agreement”, which extended the maturity date of the facility to January 15, 2014. Maximum advances under the SVB Credit Facility are determined based on the composition of our eligible accounts receivable and inventory balances with a facility limit of $625,000. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%.

Based on the Company’s accounts receivable and inventory levels on June 30, 2013, as of such date availability was approximately $290,000 with no amounts outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of June 30, 2013, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan (described below).

Founders’ Loan

On March 24, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for $2.0 million with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White (collectively, the “Lenders”), all of whom were founders of the Company and members of  the Company’s Board of Directors at the time. Pursuant to the terms of the Note Purchase Agreement, the Lenders loaned an aggregate $2,000,000 to the Company (the “Founders’ Loan”). As of June 30, 2013, the outstanding principal balance of the Founders’ Loan was $273,528. The Founders’ Loan contains no restrictive covenants and is collateralized by security interests in 18 PokerPro systems. Such security interests have been subordinated to the SVB Credit Facility.

As of June 30, 2013, the outstanding balance of the Founders’ Loan was $273,528 and its fair value was $283,253.  For the periods ended June 30, 2013 and June 30, 2012, the Company made aggregate interest payments of $13,231 and $26,236, respectively. For the periods ended June 30, 2013 and June 30, 2012, the Company made aggregate principal payments of $26,472 and $0, respectively.

Note 11.                       Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 96% of their annual compensation, subject to annual limitations imposed by the Internal Revenue Service pursuant to the authority granted to it under Section 401(k). The Company matches the employee contributions as follows: 100% on the first 3% of the deferred amount and 50% on the next 2% of the deferred amount. For the three months ended June 30, 2013 and 2012, the Company’s expenses related to the 401K Plan were $12,215 and $12,427 respectively.  For the six months ended June 30, 2013 and 2012, the Company’s expenses related to the 401K Plan were $23,742 and $25,283 respectively.

Note 12.                       Shareholders’ Equity

Common Stock.  There are 40,000,000 shares, no par value, of the Company’s common stock (“Common Stock”) authorized, of which 9,316,164 and 8,625,498 shares were outstanding as of June 30, 2013 and December 31, 2012, respectively.

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

Warrants

As of June 30, 2013, the following warrants were outstanding: 20,000 common stock warrants having an exercise price of $2.50 per share and an expiration date of March 31, 2015 issued in connection with a private placement in May 2010, and 40,000 common stock warrants having an exercise price of $2.75 per share and an expiration date of December 29, 2015 issued in connection with the Purchase Agreement with Lincoln Park Capital, LLC.

Preferred Stock. There are 5,000,000 authorized shares of preferred stock, none of which are outstanding as of June 30, 2013 and December 31, 2012.

Stock Incentive Plan

The Company’s shareholders have approved stock incentive plans, authorizing the issuance of stock option, restricted stock, restricted stock units (“RSUs”) and other forms of equity compensation. Pursuant to the approved stock incentive plans 572,559 shares remained available for future grant as of June 30, 2013. The Company has historically issued stock options and restricted shares as compensation, although it has the authority to use other forms of equity compensation instruments in the future.

Principal assumptions used in determining the fair value of option awards include the following: (a) expected future volatility for the Company's stock price, which is based on the Company’s historical volatility, (b) expected dividends, (c) expected term and forfeiture rates, based on historical exercise and forfeiture activity, and (d) the risk-free rate is the rate on U.S. Treasury securities with a maturity equal to, or closest to, the expected life of the options. The assumptions used to determine the fair value of option awards for the periods ended June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
Expected Volatility	96% - 97%	95% - 97%
Expected Dividends	0	0
Expected Term	6 yrs	6 yrs
Risk-free Rate	0.82% - 1.20%	0.67% - 1.02%

A summary of Stock Option activity and changes during the three months ended June 30, 2013, is as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Stock Options
Outstanding at December 31, 2012	724,720	$4.68
Granted	-	-
Exercised	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2013	724,720	$4.68	6.0	$(2,543,909)

Exercisable at June 30, 2013	681,133	$4.49	6.0	$(2,264,669)

A summary of restricted stock activity and changes during the year ended June 30, 2013 is as follows:

		Weighted Average
Restricted Stock	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2012	125,000		$106,250
Granted	-		-
Vested	(62,500)		(53,125)
Forfeited	-		-
Nonvested at June 30, 2013	62,500	0.3	$53,125

A summary of RSU activity and changes during the year ended June 30, 2013 is as follows:

		Weighted Average
Restricted Stock Units (RSU's)	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2012	356,000		$267,000
Granted	45,000		33,750
Vested	(76,813)		(57,610)
Forfeited	-		-
Nonvested at June 30, 2013	324,187	1.3	$243,140

Note 13.                       Income Tax Provisions

For the three months ended June 30, 2013 and 2012, the Company recognized a tax provision of $11,939 and $714, respectively.  For the six months ended June 30, 2013 and 2012, the Company recognized a tax provision of $46,020 and $7,441, respectively. These provisions are based principally on the Company’s estimated foreign income tax withholding liability, which is attributable to revenues generated outside of the United States.

The effective rates for the periods ending June 30, 2013 and 2012 differ from the U.S. federal statutory rate principally due to the tax benefit arising from the Company’s net operating losses that are fully offset by the valuation allowance established against the Company’s deferred tax assets and deferred tax liabilities.

Note 14.                       Related Party Transactions

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. The lease expires on August 31, 2016. Rent expense recorded for the leased space for the three months ended June 30, 2013 and 2012, was $33,750 and $33,750, respectively.  Rent expense recorded for the leased space for the six months ended June 30, 2013 and 2012, was $67,500 and $67,500 respectively.

In February 2013 the Company exercised an option to extend this lease through August 31, 2016. No other significant portions of the lease were modified, monthly rent continues at $11,250 per month, and provisions to allow the Company to buy out the lease or reduce its space commitment under certain circumstances prior to the expiration of the lease were carried forward.

Founders’ Loan

The Company has loans outstanding with members of its board of directors. (See Note 10 “Debt.”).

Other

On October 18, 2012, Gehrig H. White, a director, purchased a 33% interest in Gaming Equipment Rental Co., LLC, which had been, and continues to be, a customer of the Company.  Gaming Equipment Rental Co., LLC operates a charity gaming operation in Ohio and leases PokerPro and ProCore gaming equipment from the Company.

Revenue from Gaming Equipment Rental Co., LLC was $167,590 for the six months ended June 30, 2013. As of June 30, 2013 and December 31, 2012, $170 and $78,858 respectively, was due from Gaming Equipment Rental and included in Accounts Receivable in the accompanying Consolidated Balance Sheets. Effective as of June 30, 2013, the Company and Gaming Equipment Rental Co, LLC agreed to convert $82,055 of trade accounts receivable to an unsecured note with payments due monthly over a 24 month term. The note balance is included in Prepaid Assets and Other Assets in the accompanying Consolidated Balance Sheets. (See Note 6 “Prepaid Expenses and Other Assets.”)

Gehrig H. White and Gaming Equipment Rental Co., LLC have agreed that Mr. White’s initial capital investment would be refunded and he would no longer have any ownership or other interest in the entity.  Accordingly, Gaming Equipment Rental Co, LLC will not be deemed a related party in future reporting periods.

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

Revenues by geographic area are determined based on the location of the Company’s customers. For the three months ended June 30, 2013 and 2012, revenues from customers outside the United States accounted for 28.3% and 25.0% of consolidated revenue, respectively. For the six months ended June 30, 2013 and 2012, revenues from customers outside the United States accounted for 28.5% and 20.5% of consolidated revenue, respectively.  For the three and six months ended June 30, 2013 and 2012 the following are the revenues and long-lived assets by geographic area:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
United States	$1,149,664	$781,543	$2,141,371	$2,162,352
North America (excluding U.S.)	374,723	67,162	746,228	157,947
Europe	35,482	155,963	50,632	310,641
Other International	44,354	36,915	57,112	88,580
	$1,604,223	$1,041,583	$2,995,343	$2,719,520

	June 30, 2013	December 31, 2012
Long-lived assets, end of period:
United States	$817,529	$884,929
North America (excluding U.S.)	620,623	742,684
Europe	119,495	163,218
Other International	247,538	100,685
	$1,805,184	$1,891,516

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

ProCore is an electronic table game platform that expands on the PokerPro technology and allows multiple house-banked games to be run on a single, efficient, economical platform. The versatility of the ProCore system allows operators to add new game content as it is released. Several variations of blackjack, baccarat, and related side bets are deployed on this platform. Games and house rules can be customized easily to meet property and regulatory requirements, making it an ideal choice for operators looking to add an automated solution to their gaming floor.

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

As of June 30, 2013, our installed base consisted of 2,456 gaming positions worldwide, comprised of 2,300 PokerPro and 156 ProCore gaming positions. As of June 30, 2012, our install base consisted of 2,294 gaming positions deployed worldwide comprised of 2,174 PokerPro gaming positions, and 120 ProCore gaming positions.

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012.

	Three Months Ended June 30,
	2013	2012	Change
Revenue
License and service fees	$1,225,353	$906,929	35.1%
Sales of systems and equipment	378,870	134,654	181.4%
Total revenue	1,604,223	1,041,583	54.0%

Gross profit	1,238,314	740,207	67.3%
Percentage of revenue	77.2%	71.1%

Operating expenses	1,268,328	1,114,746	13.8%

Interest expense, net	9,470	19,810	-52.2%
Income tax provision	11,939	714	1572.1%

Net loss from continuing operations	(51,423)	(395,063)	87.0%
Net income from discontinued operations	-	44,345	-100.0%
Net loss	$(51,423)	$(350,718)	85.3%

Revenue. Revenue increased by $0.6 million, or 54.0%, to $1.6 million for the three months ended June 30, 2013 as compared to $1.0 million for the three months ended June 30, 2012. This increase was primarily due to increased license and service fees from Canada and Mexico, increased sales of systems and equipment in the United States, partially offset by lower revenues from Europe.

Revenue from license and service fees increased $0.3 million, or 35.1%.  The increase in license and service fees from the prior year resulted from growth in leased games in Canada and Mexico, partially offset by lower license and service fees from Europe.

Revenue from systems and equipment sales increased $0.2 million, or 181.4%, primarily as the result of increased product sales in the United States.

Gross profit. Gross profit increased by $0.5 million, or 67.3%, to $1.2 million for the three months ended June 30, 2013 compared to $0.7 million for the three months ended June 30, 2012.  Gross profit margins increased to 77% for the three months ended June 30, 2013, compared to 71% for the three months ended June 30, 2012.

Operating expenses. Operating expenses increased $0.2 million or 13.8%, to $1.3 million for the three months ended June 30, 2013 compared to $1.1 million for the three months ended June 30, 2012.  Operating expenses increased primarily due to higher spending on testing and other fees incurred to obtain regulatory approval of new products.

Interest expense, net. Interest expense decreased by $10 thousand, or 52.2%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.  The decrease is primarily attributable to lower interest expense due to the lower outstanding principal balances on the Founders’ Loan (defined below)  and lower fees associated with our credit facility .

Income tax provision. Income tax provision increased to $12 thousand for the three months ended June 30, 2013, as compared to $1 thousand for the three months ended June 30, 2012.  The increase in income tax provision was attributable to higher withholdings in foreign jurisdictions.

Net income (loss) from continuing operations. Net loss from continuing operations for the three months ended June 30, 2013 improved 87% to $51 thousand compared to net loss of $395 thousand for the three months ended June 30, 2012.  The improvement was primarily due to growth in recurring license and service fees and sales of systems and equipment, partially offset by higher product approval costs and income taxes incurred in the current period.

Net income (loss) from discontinued operations. We previously completed the disposition of the discontinued operations and had no income or loss from discontinued operations for the three months ended June 30, 2013. For the three months ended June 30, 2012, net income from discontinued operations was $44 thousand, primarily from the disposition of discontinued inventory.   We do not expect to realize additional income or loss from discontinued operations in future periods.

Net loss.  Net loss for the three months ended June 30, 2013 improved 85% to $51 thousand compared to net loss of $351 thousand for the three months ended June 30, 2012.  The improvement was primarily due to growth in recurring license and service fees and sales of systems and equipment, partially offset by higher product approval costs and income taxes incurred in the current period.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012.

	Six Months Ended June 30,
	2013	2012	Change
Revenue
License and service fees	$2,586,022	$1,990,343	29.9%
Sales of systems and equipment	409,321	729,177	-43.9%
Total revenue	2,995,343	2,719,520	10.1%

Gross profit	2,275,884	2,032,165	12.0%
Percentage of revenue	76.0%	74.7%

Operating expenses	2,456,636	2,319,745	5.9%

Interest expense, net	20,013	40,665	-50.8%
Income tax provision	46,020	7,441	518.5%

Net loss from continuing operations	(246,785)	(335,686)	26.5%
Net income from discontinued operations	535	54,867	99.0%
Net loss	$(246,250)	$(280,819)	12.3%

Revenue. Revenue increased by $0.3 million, or 10.1%, to $3.0 million for the six months ended June 30, 2013 as compared to $2.7 million for the six months ended June 30, 2012. This increase was primarily due to increased license and service fees from Canada and Mexico, partially offset by lower license and service fees from Europe and from sales of systems and equipment from the United States and Europe.

Revenue from license and service fees increased $0.6 million, or 29.9%.  The increase in license and service fees from the prior year resulted from growth in leased games in Canada and Mexico, partially offset by lower license and service fees from Europe.

Revenue from systems and equipment sales decreased $0.3 million, or 43.9%,  primarily as the result of decreased product sale revenue from the United States and Europe.

Gross profit. Gross profit increased by $0.2 million, or 12.0%, to $2.3 million for the six months ended June 30, 2013 compared to $2.0 million for the six months ended June 30, 2012.  Gross profit margins increased to 76% for the six months ended June 30, 2013, compared to 75% for the six months ended June 30, 2012.

Operating expenses. Operating expenses increased $0.1 million or 5.9%, to $2.5 million for the six months ended June 30, 2013 compared to $2.3 million for the three months ended June 30, 2012.  Operating increases increased primarily due to higher spending on testing and other fees incurred to obtain regulatory approval of new products.

Interest expense, net. Interest expense decreased by $21 thousand, or 50.8%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.  The decrease is primarily attributable to lower interest expense due to the lower outstanding principal balances on the Founders’ Loan (defined below)  and lower fees associated with our credit facility.

Income tax provision. Income tax provision increased to $46 thousand for the six months ended June 30, 2013, as compared to $7 thousand for the six months ended June 30, 2012.  The increase in income tax provision was attributable to higher withholdings in foreign jurisdictions.

Net income (loss) from continuing operations. Net loss from continuing operations for the six months ended June 30, 2013 improved 26% to $247 thousand compared to net loss of $336 thousand for the six months ended June 30, 2012.  The improvement was primarily due to growth in recurring license and service fees and sales of systems and equipment, partially offset by higher product approval costs and income taxes incurred in the current period.

Net income from discontinued operations. For the six months ended June 30, 2013, net income from discontinued operations was less than $1.0 thousand compared to $55 thousand for the six months ended June 30, 2102, primarily from the disposition of discontinued inventory.   We completed the disposition of these operations and do not expect to realize additional income or loss from discontinued operations in future periods.

Net loss.  Net loss for the six months ended June 30, 2013 improved 12% to $246 thousand compared to net loss of $281 thousand for the six months ended June 30, 2012.  The improvement was primarily due to growth in recurring license and service fees and sales of systems and equipment, partially offset by higher product approval costs and income taxes incurred in the current period.

Liquidity and Capital Resources

We have a history of operating losses and have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock and other financing arrangements. In order to finance our operations, we entered into equity transactions to raise capital and also maintained a credit facility, which are described in more detail below and in the notes to our financial statements included elsewhere in this Report. We expect our revenues and earnings to increase in future periods, and we expect to reinvest these earnings in additional inventory and working capital to fund anticipated grown in our recurring revenue business.

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2013	2012	Change
Continuing Operations:
Net cash provided by (used in) operating activities	$391,338	$(131,327)	$522,665
Net cash used in investing activities	(5,870)	-	(5,870)
Net cash provided by financing activities	395,472	174,869	220,603
Net cash provided by continuing operations	780,940	43,542	737,398
Net cash provided by operating activities of discontinued operations	535	70,502	$(69,967)
Net increase in cash and cash equivalents	781,475	114,044
Cash and cash equivalents, beginning of period	235,757	606,229
Cash and cash equivalents, end of period	$1,017,232	$720,273

For the six months ended June 30, 2013, net cash provided by operating activities from continuing operations was $391 thousand compared to a use of cash of $131 thousand for the six months ended June 30, 2012. The improvement in cash provided by operating activities was primarily due to improved operating results and favorable working capital, primarily from increased deferred revenue and reduced use of cash for gaming systems when compared with the prior period.

Cash used in investing activities increased to $6 thousand for the six months ended June 30, 2013 from $0 in the prior year period.  Cash used in investing activities in 2013 is primarily comprised of leasehold improvements.

Net cash provided by financing activities was $395 thousand for the six months ended June 30, 2013, compared to net cash provided by financing activities of $175 thousand for the six months ended June 30, 2012. Cash provided by financing activities primarily consists of proceeds from sales of common stock in both periods. Principal payments on the Founder’s Loan, were $26 thousand for the six months ended June 30, 2013 and $0 for the six months ended June 30, 2012.

For the six months ended June 30, 2013, net cash provided by discontinued operations was less than $1 thousand compared to net cash provided by discontinued operations of $71 thousand for the six months ended June 30, 2012.  Results of both periods include proceeds from the disposition of remaining inventory.  We do not expect to realize additional cash from discontinued operations in future periods.

As a result of improved cash from operating activities combined with proceeds from sales of common stock in a private placement transaction in March, the our cash position increased by $0.8 million for the six months period to $1.0 million as of June 30, 2013.

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

On February 28, 2013, we amended our Silicon Valley Bank Line of Credit (the “SVB Credit Facility), extending the maturity date to January 15, 2014. Maximum advances are determined based on the composition of our eligible accounts receivable and inventory balances with a facility limit of $625,000. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%. As of June 30, 2013, approximately $290,000 was available under the SVB Credit Facility, based on our accounts receivable and inventory levels, and there were no amounts outstanding under the facility.

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

As of June 30, 2013, our cash balance was approximately $1,017,000 and availability from the SVB Credit Facility (was approximately $290,000.  Cash provided by operations for the six months ended June 30, 2013 was approximately $391,000. The level of additional capital needed to fund operations and our ability to conduct business for the next year is influenced primarily by the following factors:

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

Our operating plan contemplates expanding into new markets, launching new products and accelerating revenue growth while controlling operating expense and working capital levels. As we execute our growth plans, we intend to carefully monitor the impact of growth on working capital needs and cash balances. We have demonstrated a trend of improving operating results over the past two years, and we expect those improving trends to continue during 2013.

We believe the capital resources available from cash balances, the SVB Credit Facility, cash generated from operations and cash from financing transactions will be sufficient to fund ongoing operations and to support operating plans for at least the next 12 months. In the event that we seek to raise additional capital or expand our credit facility to fund growth, we cannot assure you that adequate additional working capital will be available or, if available, will be on acceptable terms. If we are unable to raise additional capital or expand our credit facility when needed our ability to conduct business and achieve our growth objectives would be negatively impacted.

Impact of Inflation

To date, inflation has not had a material effect on our net sales, revenues or income from continuing operations.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2013:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$273,528	$66,712	$206,816	$-	$-
Operating lease obligations(2)	428,172	68,172	360,000	-	-
Purchase obligations(3)	477,240	477,240	-	-	-
Other long-term liabilities (4)	323,598	135,834	187,764	-	-
Total	$1,502,538	$747,958	$754,580	$-	$-

(1)	Represents the outstanding principal amount on the Founders’ Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents open purchase orders with our suppliers.
(4)	Represents purchase of gaming inventory from previous distributor.

Customer Dependence

For the six months ended June 30, 2013, five customers accounted for approximately 80.7% of our total revenues, with one accounting for 35.1%, a second accounting for 19.8%, a third accounting for 14.5%, a fourth accounting for 5.7%, and a fifth accounting for 5.6%. In comparison, for the six months ended June 30, 2012, five customers accounted for approximately 71.7% of our total revenues, with one accounting for 37.6%, a second accounting for 19.0%, a third accounting for 6.2%, a fourth accounting for 5.2%, and a fifth accounting for 3.7%. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

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

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain reclassifications have been made to prior periods’ financial information to conform to the current period presentation.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012. We adopted this guidance during our 2013 fiscal year with no significant impact on our consolidated results of operations, financial condition and cash flows.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”,   which permits companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. ASU No. 2013-05 is effective for annual reporting periods beginning on or after December 15, 2013. We expect to adopt this guidance commencing with our 2014 fiscal year and do not expect it will have a significant impact on our consolidated results of operations, financial condition and cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (Topic 740)”, to provide explicit guidance and eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. ASU No. 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013. We expect to adopt this guidance commencing with our 2014 fiscal year and do not expect it will have a significant impact on our consolidated results of operations, financial condition and cash flows.

We do not believe there is any other new accounting guidance adopted but not yet effective that is relevant to the readers of our condensed consolidated financial statements. However, several new Exposure Drafts and proposals are under development which, if and when enacted, may have a significant impact on our consolidated financial statements.

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

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: August 12, 2013
/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase