Form 10-Q
period 2013-09-30
POKERTEK, INC.
filed 2013-11-12
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                       Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                       Yes X     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 11, 2013, there were 9,302,696 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
License and service fees	$1,129,246	$1,097,641	$3,715,269	$3,087,984
Sales of systems and equipment	13,635	16,537	422,956	745,714
Total revenue	1,142,881	1,114,178	4,138,225	3,833,698
Cost of revenue	313,149	324,816	1,032,607	1,012,172
Gross profit	829,732	789,362	3,105,618	2,821,526
Operating expenses:
Selling, general and administrative	809,770	801,320	2,776,766	2,541,998
Research and development	174,752	163,754	513,101	537,650
Share-based compensation expense	100,038	77,943	246,696	274,649
Depreciation	2,188	2,480	6,821	10,943
Total operating expenses	1,086,748	1,045,497	3,543,384	3,365,240
Operating loss	(257,016)	(256,135)	(437,766)	(543,714)
Interest expense, net	9,204	17,752	29,217	58,417
Net loss from continuing operations before income taxes	(266,220)	(273,887)	(466,983)	(602,131)
Income tax provision	-	52,353	46,020	59,794
Net loss from continuing operations	(266,220)	(326,240)	(513,003)	(661,925)
Income (loss) from discontinued operations	-	(4,754)	535	50,113
Net loss	$(266,220)	$(330,994)	$(512,468)	$(611,812)

Other comprehensive loss:
Adjustments to net loss	-	-	-	-
Comprehensive loss	$(266,220)	$(330,994)	$(512,468)	$(611,812)

Net loss from continuing operations per common share - basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.09)
Net income (loss) from discontinued operations per common share - basic and diluted	-	(0.00)	0.00	0.01
Net loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.08)
Weighted average common shares outstanding - basic and diluted	9,306,222	8,130,413	9,102,346	7,753,925

The accompanying notes are an integral part of these consolidated financial statements

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$777,794	$235,757
Accounts receivable, net	600,193	794,769
Inventory	1,326,179	1,342,950
Prepaid expenses and other assets	63,284	66,988
Total current assets	2,767,450	2,440,464

Long-term assets:
Gaming systems, net	1,561,057	1,693,051
Property and equipment, net	26,026	26,967
Other assets	128,988	171,498
Total long-term assets	1,716,071	1,891,516
Total assets	$4,483,521	$4,331,980

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$398,291	$274,609
Accrued liabilities	320,481	569,404
Deferred revenue	138,866	42,266
Long-term debt, current portion	69,252	59,571
Total current liabilities	926,890	945,850

Long-term liabilities:
Long-term liability	169,052	219,494
Long-term debt	187,912	240,429
Total long-term liabilities	356,964	459,923
Total liabilities	1,283,854	1,405,773
Commitments and contingencies
Common stock subject to rescission	-	71,183
Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and outstanding

Common stock, no par value per share; authorized 40,000,000	-	-
shares, issued and outstanding 9,313,179 and 8,625,498 shares at
September 30, 2013 and December 31, 2012, respectively
Additional paid-in capital	50,339,033	49,481,922
Accumulated deficit	(47,139,366)	(46,626,898)
Total shareholders' equity	3,199,667	2,855,024
Total liabilities and shareholders' equity	$4,483,521	$4,331,980

The accompanying notes are an integral part of these consolidated financial statements

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Value
Balance, December 31, 2012	8,625,498	$-	$49,481,922	$(46,626,898)	$2,855,024

Issuances of common stock, net	460,000		473,800		473,800
Share-based compensation, net			70,778		70,778
Net loss				(194,825)	(194,825)
Balance, March 31, 2013	9,085,498	$-	$50,026,500	$(46,821,723)	$3,204,777

Issuances of common stock, net	162,900		117,288		117,288
Common stock subject to rescission			71,183		71,183
Share-based compensation, net			75,880		75,880
Share settlements of restricted stock awards and restricted stock units	44,781		(51,856)		(51,856)
Net loss				(51,423)	(51,423)
Balance, June 30, 2013	9,293,179	$-	$50,238,995	$(46,873,146)	$3,365,849

Issuances of common stock, net					-
Common stock subject to rescission					-
Share-based compensation, net	20,000		100,038		100,038
Net loss				(266,220)	(266,220)
Balance, September 30, 2013	9,313,179	$-	$50,339,033	$(47,139,366)	$3,199,667

The accompanying notes are an integral part of these consolidated financial statements

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(512,468)	$(611,812)
Net income from discontinued operations	(535)	(50,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	600,897	550,117
Share-based compensation expense	246,696	274,649
Provision for doubtful accounts and other receivables	200,015	37,333
Changes in assets and liabilities:
Accounts and other receivables	(5,439)	57,494
Prepaid expenses and other assets	46,214	79,757
Inventory	16,771	206,588
Gaming systems	(462,082)	(925,449)
Accounts payable and accrued expenses	(58,395)	(46,538)
Deferred revenue	96,600	(44,127)
Net cash provided by (used in) operating activities from continuing operations	168,274	(472,101)
Net cash provided by operating activities from discontinued operations	535	66,577
Net cash provided by (used in) operating activities	168,809	(405,524)

Cash flows from investing activities:
Purchase of property and equipment	(5,880)	(1,378)
Net cash used in investing activities	(5,880)	(1,378)

Cash flows from financing activities:
Repayments of long-term debt	(42,836)	-
Proceeds from issuance of common stock, net of expenses	421,944	414,869
Net cash provided by financing activities	379,108	414,869
Net increase in cash and cash equivalents	542,037	7,967
Cash and cash equivalents, beginning of year	235,757	606,229
Cash and cash equivalents, end of period	$777,794	$614,196

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$29,789	$58,179
Income taxes	43,995	22,272

Non-cash transactions:
Amortization of commitment fee issued in common stock	$-	$33,825
Shares of common stock issued in settlement of litigation	117,288	-
Issuance of common stock for debt cancellation	-	400,000

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

The accompanying consolidated financial statements are unaudited and are presented in accordance with Article 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the three and nine month  periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

Certain prior year amounts have been reclassified in our unaudited condensed consolidated financial statements to conform with current period presentation.

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

As of September 30, 2013, the Company’s cash balances totaled approximately $778 thousand and availability under the SVB Credit Facility (see Note 10) was approximately $384 thousand. Cash provided by operations for the nine months ended September 30, 2013 was approximately $169 thousand. The level of additional capital needed to fund operations and the Company’s ability to conduct business for the next 12 months is influenced primarily by the following factors:

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

Note 3.                      Discontinued Operations

The statements of operations for the discontinued operations for the three and nine months ended September 30, 2013 and 2012 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$-	$-	$535	$149,405
Cost of revenue	-	-	-	88,312
Gross profit	-	-	535	61,093
Operating expenses	-	4,754	-	10,980
Net income from discontinued operations	$-	$(4,754)	$535	$50,113

Note 4.                      Accounts Receivable

Accounts receivable at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012

Accounts receivable	$753,391	$980,438
Allowance for doubtful accounts	(153,198)	(185,669)
Accounts receivable, net	$600,193	$794,769

Note 5.                      Inventory

Inventory at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012

Raw materials and components	$1,220,354	$1,227,914
Gaming systems in process	191,185	193,515
Finished goods	99,953	100,060
Reserve	(185,313)	(178,539)
Inventory, net	$1,326,179	$1,342,950

Note 6.                      Prepaid Expenses and Other Assets

Prepaid expenses and other assets at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012

Prepaid expenses	$47,457	$37,280
Other	15,827	29,708
Prepaid expenses and other assets	$63,284	$66,988

Deferred licensing fees, net	$78,808	$121,318
Other	50,180	50,180
Other assets	$128,988	$171,498

Note 7.                      Gaming Systems

Gaming systems at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
Gaming systems	$6,916,049	$7,210,226
Less: accumulated depreciation	(5,354,992)	(5,517,175)
Gaming systems, net	$1,561,057	$1,693,051

Note 8.                      Property and Equipment

Property and equipment at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012

Equipment	$458,094	$458,094
Leasehold improvements	208,388	202,508
Capitalized software	157,067	157,067
	823,549	817,669
Less: accumulated depreciation	(797,523)	(790,702)
Property and equipment, net	$26,026	$26,967

Note 9.                      Accrued Liabilities

Accrued liabilities at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012

Accrued legal settlement	$-	$175,000
Inventory received, not invoiced	155,279	220,670
Other liabilities and customer deposits	165,202	173,734
Accrued liabilities	$320,481	$569,404

Note 10.                       Debt

The Company’s outstanding debt balances as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012

SVB Credit Facility	$-	$-
Founders' Loan	257,164	300,000
Total debt	257,164	300,000
Current portion of debt	69,252	59,571
Long-term portion of debt	$187,912	$240,429

SVB Credit Facility.  The Company maintains a credit facility with Silicon Valley Bank to support its working capital needs (the “SVB Credit Facility”). As of February 28, 2013, the Company entered into the “Seventh Amendment to Loan and Security Agreement”, which extended the maturity date of the facility to January 15, 2014. Maximum advances under the SVB Credit Facility are determined based on the composition of the Company’s eligible accounts receivable and inventory balances with a facility limit of $625,000. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%.

Based on the Company’s accounts receivable and inventory levels at September 30, 2013, as of such date availability was approximately $384,000 with no amounts outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of September 30, 2013, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan (described below).

Founders’ Loan

On March 24, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for $2.0 million with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White (collectively, the “Lenders”), all of whom were founders of the Company and members of the Company’s Board of Directors at the time. Pursuant to the terms of the Note Purchase Agreement, the Lenders loaned an aggregate $2,000,000 to the Company (the “Founders’ Loan”). As of September 30, 2013, the outstanding principal balance of the Founders’ Loan was $257,164. The Founders’ Loan contains no restrictive covenants and is collateralized by security interests in 18 PokerPro systems. Such security interests have been subordinated to the SVB Credit Facility.

As of September 30, 2013, the outstanding balance of the Founders’ Loan was $257,164 and its fair value was approximately $265,000. For the periods ended September 30, 2013 and September 30, 2012, the Company made aggregate interest payments of $19,264 and $46,504 respectively. For the periods ended September 30, 2013 and September 30, 2012, the Company made aggregate principal payments of $42,836 and $0, respectively.

Note 11.   Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 96% of their annual compensation, subject to annual limitations imposed by the Internal Revenue Service pursuant to the authority granted to it under Section 401(k). The Company matches the employee contributions as follows: 100% on the first 3% of the deferred amount and 50% on the next 2% of the deferred amount. For the three months ended September 30, 2013 and 2012, the Company’s expenses related to the 401K Plan were $11,663 and $12,176 respectively. For the nine months ended September 30, 2013 and 2012, the Company’s expenses related to the 401K Plan were $35,405 and $37,459 respectively.

Note 12.  Shareholders’ Equity

Common Stock. There are 40,000,000 shares, no par value, of the Company’s common stock (“Common Stock”) authorized, of which 9,313,179 and 8,625,498 shares were outstanding as of September 30, 2013 and December 31, 2012, respectively.

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

Warrants

As of September 30, 2013, the following warrants were outstanding: 20,000 common stock warrants having an exercise price of $2.50 per share and an expiration date of March 31, 2015 issued in connection with a private placement in May 2010; and 40,000 common stock warrants having an exercise price of $2.75 per share and an expiration date of December 29, 2015 issued in connection with the Purchase Agreement with Lincoln Park Capital, LLC.

Preferred Stock. There are 5,000,000 authorized shares of preferred stock, none of which were outstanding as of September 30, 2013 and December 31, 2012.

Stock Incentive Plan

The Company’s shareholders have approved stock incentive plans, authorizing the issuance of stock option, restricted stock, restricted stock units (“RSUs”) and other forms of equity compensation. Pursuant to the approved stock incentive plans, 532,559 shares remained available for future grant as of September 30, 2013. The Company has historically issued stock options and restricted shares as compensation, although it has the authority to use other forms of equity compensation instruments in the future.

Principal assumptions used in determining the fair value of option awards include the following: (a) expected future volatility for the Company's stock price, which is based on the Company’s historical volatility, (b) expected dividends, (c) expected term and forfeiture rates, based on historical exercise and forfeiture activity, and (d) the risk-free rate is the rate on U.S. Treasury securities with a maturity equal to, or closest to, the expected life of the options. The assumptions used to determine the fair value of option awards for the periods ended September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
Expected Volatility	95% - 97%	95% - 97%
Expected Dividends	0	0
Expected Term	6 yrs	6 yrs
Risk-free Rate	0.82% - 1.60%	0.67% - 1.02%

A summary of Stock Option activity and changes during the three months ended September 30, 2013 is as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Stock Options
Outstanding at December 31, 2012	724,720	$4.68
Granted	-	-
Exercised	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2013	724,720	$4.68	5.8	$(2,536,661)

Exercisable at September 30, 2013	701,996	$4.43	5.8	$(2,282,161)

A summary of restricted stock activity and changes during the period ended September 30, 2013 is as follows:

		Weighted Average
Restricted Stock	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2012	125,000		$106,250
Granted	-		-
Vested	(125,000)		(106,250)
Forfeited	-		-
Nonvested at September 30, 2013	-	-	$-

A summary of RSU activity and changes during the period ended September 30, 2013 is as follows:

		Weighted Average
Restricted Stock Units (RSU's)	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2012	356,000		$267,000
Granted	85,000		63,750
Vested	(96,813)		(72,610)
Forfeited	-		-
Nonvested at September 30, 2013	344,187	1.1	$258,140

Note 13.                       Income Tax Provisions

For the three months ended September 30, 2013 and 2012, the Company recognized a tax provision of $0 and $52,353, respectively. For the nine months ended September 30, 2013 and 2012, the Company recognized a tax provision of $46,020 and $59,794, respectively. These provisions are based principally on the Company’s estimated foreign income tax withholding liability, which is attributable to revenues generated outside of the United States.

The effective rates for the periods ending September 30, 2013 and 2012 differ from the U.S. federal statutory rate principally due to the tax benefit arising from the Company’s net operating losses that are fully offset by the valuation allowance established against the Company’s deferred tax assets and deferred tax liabilities.

Note 14.                       Related Party Transactions

Office Lease

The Company leases its office and manufacturing facility under an annual operating lease from an entity owned and controlled by the Company’s President and the Company’s Vice Chairman of the Board of Directors. The lease expires on August 31, 2016. Rent payable to related parties for the leased space for the three months ended September 30, 2013 and 2012, was $33,750 and $33,750, respectively. Rent payable to related parties for the leased space for the nine months ended September 30, 2013 and 2012, was $101,250 and $101,250 respectively.

In February 2013 the Company exercised an option to extend this lease through August 31, 2016. No other significant portions of the lease were modified, monthly rent continues at $11,250 per month, and provisions to allow the Company to buy out the lease or reduce its space commitment under certain circumstances prior to the expiration of the lease remain in place.

Founders’ Loan

The Company has loans outstanding from members of the Company’s Board of Directors. (See Note 10 “Debt.”).

Other

On October 18, 2012, Gehrig H. White, a director, purchased a 33% interest in Gaming Equipment Rental Co., LLC (“Gaming Equipment”) which was a customer of the Company at that time. Gaming Equipment operated a charity gaming facility in Ohio and leased gaming equipment from the Company. During August 2013, Mr. White and Gaming Equipment Rental Co, LLC entered into Interest Purchase Agreement whereby Mr. White’s initial investment was refunded to him in full by Gaming Equipment and his ownership interest in Gaming Equipment ceased as of that date.

Revenue from Gaming Equipment of $212,760 and $58,258 was recognized for the nine months ended September 30, 2013 and 2012, respectively. Effective as of June 30, 2013, the Company and Gaming Equipment agreed to convert $82,055 of trade accounts receivable to an unsecured note with payments due monthly over a 24 month term.

On September 7, 2013, Gaming Equipment ceased operations in response to a notice it received from the Attorney General of Ohio. The notice indicated that, in the opinion of the Attorney General of Ohio, any gaming device containing a video screen was deemed to be a slot machine under state regulatory definitions and, therefore, was not permitted under current charity gaming regulations.

As of September 30, 2013, the Company wrote off outstanding accounts and notes receivable totaling $227,198 due from Gaming Equipment as they were deemed to be uncollectible following the closure of the facility. As of December 31, 2012, the accompanying Consolidated Balance Sheets included $78,858 of trade accounts receivable from Gaming Equipment.

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

Revenues by geographic area are determined based on the location of the Company’s customers. For the three months ended September 30, 2013 and 2012, revenues from customers outside the United States accounted for 31.9% and 22.2% of consolidated revenue, respectively. For the nine months ended September 30, 2013 and 2012, revenues from customers outside the United States accounted for 29.4% and 21.0% of consolidated revenue, respectively. For the three and nine months ended September 30, 2013 and 2012 the following are the revenues and long-lived assets by geographic area:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
United States	$778,525	$866,824	$2,919,897	$3,029,176
Other Americas	349,293	189,014	1,095,522	346,961
Europe	10,482	25,043	61,114	335,684
Other International	4,581	33,297	61,692	121,878
	$1,142,881	$1,114,178	$4,138,225	$3,833,698

	September 30, 2013	December 31, 2012
Long-lived assets, end of period:
United States	$537,858	$884,929
Other America's	872,388	824,050
Europe	181,093	163,218
Other International	124,731	19,319
	$1,716,071	$1,891,516

Note 16.                       Commitments and Contingencies

Legal Proceedings

The Company is subject to claims and assertions in the ordinary course of business. Legal matters are inherently unpredictable and the Company's assessments may change based on future unknown or unexpected events. The Company is not presently a party to any material legal proceedings.

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

We plan to expand our position in electronic poker market with our PokerPro system. With the addition of the ProCore platform, the addressable opportunities are expanded to include blackjack, baccarat and other house-banked games. The market for electronic poker is a smaller niche where, we believe we enjoy a dominant market position. The market for blackjack, baccarat and specialty house-banked games is larger, but also characterized by more competition. We believe our product offerings have significant advantages over the competition and, as a result, we have the opportunity to expand our dominance in poker while increasing our market share for other electronic house-banked games.

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

As of September 30, 2013, our installed base consisted of 2,180 gaming positions worldwide, comprised of 2,060 PokerPro and 120 ProCore gaming positions. As of September 30, 2012, our install base consisted of 2,442 gaming positions deployed worldwide comprised of 2,304 PokerPro gaming positions, and 138 ProCore gaming positions.

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012.

	Three Months Ended September 30,
	2013	2012	Change
Revenue
License and service fees	$1,129,246	$1,097,641	2.9%
Sales of systems and equipment	13,635	16,537	(17.5%)
Total revenue	1,142,881	1,114,178	2.6%

Gross profit	829,732	789,362	5.1%
Percentage of revenue	72.6%	70.8%

Operating expenses	1,086,748	1,045,497	3.9%

Interest expense, net	9,204	17,752	(48.2%)
Income tax provision	-	52,353	(100.0%)

Net loss from continuing operations	(266,220)	(326,240)	18.4%
Net loss from discontinued operations	-	(4,754)	(100.0%)
Net loss	$(266,220)	$(330,994)	19.6%

Revenue. Revenue increased by 2.6%, to $1.14 million for the three months ended September 30, 2013 as compared to $1.11 million for the three months ended September 30, 2012.

Revenue from license and service fees increased 2.9%. License and service fees from Canada, Mexico and cruise ships increased with several new installations generating revenue in the current year period following installation in early 2013 and late 2012. These increases were offset, however, by reductions in revenue from the United States and from other international markets, particularly as a U.S. customer elected to purchase their leased equipment in the first half of 2013, which resulted in accelerated product sale revenue in the first half of 2013 and reduced license and service fee revenue in the third quarter of 2013 as compared to the third quarter of 2012.

Revenue from systems and equipment sales decreased 17.5%, with both periods reflecting nominal equipment sales activity. The lower than normal level of systems and equipment sales revenue in the quarterly periods was the result of timing of the sales cycle with various customers.

Gross profit. Gross profit increased by 5.1%, to $0.8 million for the three months ended September 30, 2013. Gross profit margins increased to 73% for the three months ended September 30, 2013, compared to 71% for the three months ended September 30, 2012.

Operating expenses. Operating expenses increased 3.9%, to $1.1 million for the three months ended September 30, 2013. Operating expenses were relatively flat overall in comparison to the prior year periods, as higher spending on regulatory approval of new products and increased bad debt expense were partially offset by lower employee compensation and professional fees.

Interest expense, net. Interest expense decreased by $9 thousand, or 48.2%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The decrease is primarily attributable to lower interest expense due to the lower outstanding principal balances on the Founders’ Loan (defined below) and lower fees associated with our credit facility.

Income tax provision. Income tax provision decreased to $0 for the three months ended September 30, 2013, as compared to $52 thousand for the three months ended September 30, 2012. The decrease in income tax provision was attributable to lower withholdings in foreign jurisdictions.

Net loss from continuing operations. Net loss from continuing operations for the three months ended September 30, 2013 improved 18.4% to a loss of $266 thousand compared to a loss of $326 thousand for the three months ended September 30, 2012. The improvement was primarily due to reductions in interest expense from lower long term debt and lower income tax expenses from foreign jurisdictions.

Net loss from discontinued operations. We previously completed the disposition of the discontinued operations and had no income or loss from discontinued operations for the three months ended September 30, 2013 and less than $5 thousand for the three months ended September 30, 2012. We do not expect to realize additional income or loss from discontinued operations in future periods.

Net loss. Net loss for the three months ended September 30, 2013 improved 19.6% to $266 thousand compared to net loss of $331 thousand for the three months ended September 30, 2012. The improvement was primarily due to reductions in interest expense from lower long term debt and lower income tax expenses from foreign jurisdictions.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012.

	Nine Months Ended September 30,
	2013	2012	Change

Revenue	$3,715,269	$3,087,984	20.3%
License and service fees	422,956	745,714	(43.3%)
Sales of systems and equipment	4,138,225	3,833,698	7.9%
Total revenue
	3,105,618	2,821,526	10.1%
Gross profit	75.0%	73.6%
Percentage of revenue
	3,543,384	3,365,240	5.3%
Operating expenses
	29,217	58,417	(50.0%)
Interest expense, net	46,020	59,794	(23.0%)
Income tax provision
	(513,003)	(661,925)	22.5%
Net loss from continuing operations	535	50,113	(98.9%)
Net income from discontinued operations	$(512,468)	$(611,812)	16.2%
Net loss

Revenue. Revenue increased by $0.3 million, or 7.9%, to $4.1 million for the nine months ended September 30, 2013 as compared to $3.8 million for the nine months ended September 30, 2012.

Revenue from license and service fees increased by 20.3%. License and service fees from Canada, Mexico and cruise ships increased with several new installations generating revenue in the current year period following installation in early 2013 and late 2012. Increases in those markets were offset, however, by reductions in revenue from Europe and other international markets.

Revenue from systems and equipment sales decreased $0.3 million, or 43.3%, primarily as the result of decreased product sales revenue in the United States and Europe. During both periods, systems and equipment sales revenue benefited from customers in the United States electing to purchase their leased gaming equipment. Sales of systems and equipment to customers in Europe declined primarily due to the weaker economic conditions and reduced availability of capital for equipment purchases in France and Eastern Europe.

Gross profit. Gross profit increased by 10.1% to $3.1 million for the nine months ended September 30, 2013 compared to $2.8 million for the nine months ended September 30, 2012. Gross profit margins increased to 75% for the nine months ended September 30, 2013, compared to 74% for the nine months ended September 30, 2012.

Operating expenses. Operating expenses increased $0.2 million or 5.3%, to $3.5 million for the nine months ended September 30, 2013 compared to $3.4 million for the nine months ended September 30, 2012. The increase in operating expenses was attributable to higher spending on regulatory approval of new products and increased bad debt expense, which was partially offset by lower employee compensation expense and professional fees.

Interest expense, net. Interest expense decreased by $29 thousand, or 50.0%, for the nine months ended September 30, 2013, as compared to $58 thousand for the nine months ended September 30, 2012. The decrease is primarily attributable to lower interest expense due to the lower outstanding principal balances on the Founders’ Loan and lower fees associated with our credit facility.

Income tax provision. Income tax provision decreased to $46 thousand, or 23%, for the nine months ended September 30, 2013, as compared to $60 thousand for the nine months ended September 30, 2012. The decrease in income tax provision was attributable to lower withholdings in foreign jurisdictions.

Net loss from continuing operations. Net loss from continuing operations for the nine months ended September 30, 2013 improved 22.5% to $513 thousand compared to net loss of $662 thousand for the nine months ended September 30, 2012. The improvement was primarily due to reductions in interest expense from lower long term debt and lower income tax expenses from foreign jurisdictions

Net income from discontinued operations. For the nine months ended September 30, 2013, net income from discontinued operations was less than $1 thousand compared to $50 thousand for the nine months ended September 30, 2012. We completed the disposition of these operations and do not expect to realize additional income or loss from discontinued operations in future periods.

Net loss. Net loss for the nine months ended September 30, 2013 improved 16.2% to $0.5 million compared to net loss of $0.6 million for the nine months ended September 30, 2012. The improvement was primarily due to reductions in interest expense from lower long term debt balances and lower income tax expenses from foreign jurisdictions

Liquidity and Capital Resources

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

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2013	2012	Change
Continuing Operations:
Net cash provided by (used in) operating activities	$168,274	$(472,101)	$640,375
Net cash used in investing activities	(5,880)	(1,378)	(4,502)
Net cash provided by financing activities	379,108	414,869	(35,761)
Net cash provided by (used in) continuing operations	541,502	(58,610)	600,112
Net cash provided by operating activities of discontinued operations	535	66,577	$(66,042)
Net increase in cash and cash equivalents	542,037	7,967
Cash and cash equivalents, beginning of period	235,757	606,229
Cash and cash equivalents, end of period	$777,794	$614,196

For the nine months ended September 30, 2013, net cash provided by operating activities from continuing operations improved by $0.6 million to $0.2 million compared to a use of cash of $0.5 million for the nine months ended September 30, 2012. The improvement in cash provided by operating activities was primarily due to improved operating results and favorable working capital, primarily from increased deferred revenue and reduced use of cash for gaming systems when compared with the prior period.

Cash used in investing activities increased to $6 thousand for the nine months ended September 30, 2013 from $1 thousand in the prior year period. Cash used in investing activities in 2013 is primarily comprised of leasehold improvements.

Net cash provided by financing activities was $379 thousand for the nine months ended September 30, 2013, compared to net cash provided by financing activities of $415 thousand for the nine months ended September 30, 2012. Cash provided by financing activities primarily consists of proceeds from sales of common stock in both periods. Principal payments on long-term debt totaled $43 thousand for the nine months ended September 30, 2013 and $0 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, net cash provided by discontinued operations was less than $1 thousand compared to net cash provided by discontinued operations of $66 thousand for the nine months ended September 30, 2012. We do not expect to realize additional cash from discontinued operations in future periods.

As a result of improved cash from operating activities combined with proceeds from sales of common stock in a private placement transaction in March 2013, the our cash position increased by $0.5 million for the nine month period to $0.8 million as of September 30, 2013.

On March 1, 2013, we sold 460,000 shares of our common stock to ten unaffiliated accredited investors at a price of $1.05 per share, realizing gross proceeds of $483 thousand and net proceeds of $474 thousand. The offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(5) of the Act and Rule 506 of Regulation D promulgated under the Act.

On February 28, 2013, we amended our Silicon Valley Bank Line of Credit (the “SVB Credit Facility), extending the maturity date to January 15, 2014. Maximum advances are determined based on the composition of our eligible accounts receivable and inventory balances with a facility limit of $625 thousand. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%. As of September 30, 2013, approximately $0.4 million was available under the SVB Credit Facility, based on our accounts receivable and inventory levels, and there were no amounts outstanding under the facility.

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

As of September 30, 2013, our cash balance was approximately $778 thousand and availability from the SVB Credit Facility was approximately $384 thousand. Cash provided by operations for the nine months ended September 30, 2013 was approximately $169 thousand. The level of additional capital needed to fund operations and our ability to conduct business for the next 12 months is influenced primarily by the following factors:

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

Our operating plan contemplates expanding into new markets, launching new products and accelerating revenue growth while controlling operating expense and working capital levels. As we execute our growth plans, we intend to carefully monitor the impact of growth on working capital needs and cash balances. We have demonstrated a trend of improving operating results over the past two years, and we expect those improving trends to continue into 2014.

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

Impact of Inflation

To date, inflation has not had a material effect on our net sales, revenues or income from continuing operations.

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2013:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$257,164	$69,252	$187,912	$-	$-
Operating lease obligations(2)	394,086	34,086	360,000	-	-
Purchase obligations(3)	486,536	486,536	-	-	-
Other long-term liabilities (4)	323,598	154,546	169,052	-	-
Total	$1,461,383	$744,420	$716,964	$-	$-

(1)	Represents the outstanding principal amount on the Founders’ Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents open purchase orders with our suppliers.
(4)	Represents purchase of gaming inventory from previous distributor.

Customer Dependence

For the nine months ended September 30, 2013, five customers accounted for approximately 79.7% of our total revenues, with one accounting for 38.0%, a second accounting for 21.1%, a third accounting for 9.4%, a fourth accounting for 6.1%, and a fifth accounting for 5.1%. In comparison, for the nine months ended September 30, 2012, five customers accounted for approximately 72.2% of our total revenues, with one accounting for 39.4%, a second accounting for 15.0%, a third accounting for 6.6%, a fourth accounting for 5.7%, and a fifth accounting for 5.5%. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

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

We do not believe there are any other new accounting guidance adopted but not yet effective that is relevant to the readers of our condensed consolidated financial statements. However, several new Exposure Drafts and proposals are under development which, if and when enacted, may have a significant impact on our consolidated financial statements.

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

Item 6.                      Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: November 12, 2013
/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
*Filed herewith