Form 10-K
period 2013-12-31
POKERTEK, INC.
filed 2014-03-21
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (do not check if a smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐No☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 28, 2013 was $6,735,355.38 based upon the last reported sale price on the NASDAQ Capital Market on June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter.

On March 21, 2014, there were 9,363,434 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of our Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K for our year ended December 31, 2013 (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be found in Item 7 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections of this Report. These forward-looking statements are made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or other comparable words identify forward-looking statements. Our actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related, but not limited to, the impact of global macroeconomic and credit conditions on our business and the business of our suppliers and customers, overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, changes in laws and regulations affecting the gaming industry, termination or non-renewal of customer contracts, competitive pressures and general economic conditions and our financial condition, including our ability to maintain sufficient liquidity to operate our business. These and all other material risks and uncertainties known to us are described in more detail under the caption “Risk Factors” in Item 1A of Part I of this Report and other reports that we file with the Securities and Exchange Commission. As a result of these risks and uncertainties, the results or events indicated by these forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

ii

PART I

Item 1. Business.

We are a North Carolina corporation. Our corporate offices are located at 1150 Crews Road, Matthews, North Carolina 28105 and our telephone number is (704) 849-0860. We develop, manufacture, and market electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide. We distribute our electronic table games using an internal sales force, complemented by distributors and sales agents in select geographic areas, generally on a recurring revenue participation model, recurring revenue fixed license fee model or as a sale of hardware combined with recurring license and support fees. We offer two electronic table gaming platforms: PokerPro and ProCore. As of December 31, 2013, our installed base consisted of 2,272 gaming positions, composed of 2,170 PokerPro and 102 ProCore positions.

Products

Our electronic tables are multi-station gaming devices that facilitate the play of casino games in an efficient and cost-effective manner. The tables fully automate the shuffling, dealing, cash handling, enforcement of game rules, awarding of pots and other aspects of the game. Players view their cards, place bets, and take other actions using individual touch screens. Each table also has a center monitor that allows all players to easily view community information specific to the game being played, such as dealer/house cards, community cards, player bet amounts, pot size and winning hand announcements.

The tables are part of a server-based system, which allows for system security, scalability and data visibility. Getting players into the game is easy, as PokerTek’s products are account-based and utilize a casino player card or PokerTek account card. Players setup a PIN-protected account and perform deposits and withdrawals via a cashier at the system’s Customer Management System (CMS). To get into the game, players swipe their card at the table, enter their PIN and indicate how much money they want to bring to the game. All transactions are tracked, giving operators unparalleled reporting of game statistics, player tracking and financial data. Sophisticated administrative tools give operators control to manage all aspects of the system.

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

Mobile Gaming

We intend to deploy our game content on a mobile gaming platform that will allow players to access and play games such as poker, blackjack, roulette and slots from any laptop, tablet or mobile device within a customer’s property. We have been working with third-party developers during the second half of 2013 to port our game content to their platform and to customize their mobile gaming applications to the specific needs of a prospective customer. We anticipate launching this mobile gaming platform in the second half of 2014 with our first customer. However, we cannot provide any assurance that we will be successful in developing the mobile gaming platform or that any customers will ever deploy the platform.

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

Based on our most recent analysis, we have identified a number of markets that we plan to target for increased sales and marketing activity. Given the particulars of these markets, we believe we can to increase our dominant position in electronic poker in these markets with our PokerPro system. With the addition of the ProCore platform, the addressable opportunities are expanded to include blackjack, baccarat and other house-banked games. The market for poker is a smaller niche where we enjoy a dominant market position. The market for electronic blackjack, baccarat and specialty house-banked games is larger, but also characterized by more competition. We believe our product offerings have significant advantages over the competition and, as a result, we have the opportunity to expand our dominance in poker while increasing the market for electronic house-banked games and displacing competitor products in those markets.

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

Distribution Method

We distribute our gaming products on a direct basis using our own internal sales force and third-party sales agents and distributors in select markets. Our salespeople are generally organized based on geography and customer relationship, and continue to be closely involved with our customers following the deployment of tables to provide product and marketing consulting as well as account relationship management.

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

Some of the gaming supply companies that may offer competitive electronic table games include: Bally Technologies, Inc., Lightning Gaming, Inc., DigiDeal, Inc., Amaya Gaming Group, Inc., F2 Gaming, and Zitro S.A.R.L. We are also aware of other competitors offering electronic table games products in Eastern Europe, South America and other markets.

We also compete with slot machines and other gaming products for space on the customers’ floor and for share of customers’ budget. In addition, we compete with manual table games, internet poker websites and other forms of internet gaming.

Manufacturing and Product Supply

We purchase all parts, including hardware components, signs and accessories for the PokerPro and ProCore systems from third-party suppliers. We assemble our electronic tables from such component parts and purchased cabinetry and other materials at our facility in Matthews, North Carolina.

We believe that we have sufficient capacity to meet demand and that our sources of supply are adequate. Several key components we use in the manufacture of our products are proprietary and are currently manufactured by a single third party supplier. These components include complex integrated circuits which are critical to our product designs. Changing manufacturers for any of these components would require significant time and effort on the part of our management team, may require additional engineering development work, and could have a disruptive impact on our operations.

Key components are produced primarily in Taiwan and China and are subject to lead times and other challenges associated with managing an international supply chain. Furthermore, we compete with other companies for the production capacity of third-party manufacturers and suppliers for displays and for other components. We believe that our suppliers have adequate capacity to meet our requirements and sources of supply are adequate. However, because our supply chain originates in the Far East and we rely on third parties, our ability to satisfy demand for our products depends on their performance as well as our ability to provide accurate production forecasts and manage long logistical lead times.

Research and Development

We conduct research and development activities primarily to develop, commercialize, customize and enhance our electronic table hardware, software, game content and related products. Our research and development expenses were $0.7 million and $0.7 million during the fiscal years ended December 31, 2013 and December 31, 2012, respectively, consisting primarily of internal product development salaries, benefits and other expenses related to third-party engineering, prototyping and product testing.

The focus of our software and hardware development is to improve our gaming products through the addition of new games and features, to improve manufacturability and to adapt our products to customer preferences and the legal and regulatory requirements specific to the jurisdiction in which the particular product will be deployed.

Gaming Regulations and Licensing

Regulatory Overview

We are subject to a wide range of complex laws and regulations applicable to the gaming industry in the markets (both foreign and domestic) in which we manufacture or distribute gaming products. Those jurisdictions generally require us to be licensed, our key personnel to be found suitable, qualified or licensed, and our products to be reviewed and approved before placement. These requirements serve to protect the public and ensure that gaming and related activities are conducted fairly and free from corruption, and jurisdictions generally evaluate the overall responsibility, internal control processes, our financial stability and the moral character of our executives, owners and other stakeholders who may be in a position to exercise influence over our operations. Violations or perceived violations in one jurisdiction could result in additional scrutiny or disciplinary actions in other jurisdictions.

Furthermore, most jurisdictions have ongoing reporting requirements for certain transactions and are concerned with our accounting practices, internal controls, business relationships and the fair operation of our products. Gaming regulatory requirements vary from jurisdiction to jurisdiction and licensing, approvals and processes related to findings of suitability, qualifications or licenses, our products, key personnel and certain shareholders can be lengthy and expensive.

We intend to maintain our existing licenses and may seek additional licenses, approvals, qualifications and findings of suitability for PokerTek, our products and/or our management personnel in new jurisdictions where we anticipate sales or leasing opportunities.

We have never been denied a license, permit or approval necessary to do business in any jurisdiction, nor had a license suspended or revoked. However, there can be no assurance that new licenses, approvals, qualifications or findings of suitability will be obtained or that our existing licenses will be renewed or will not be revoked, suspended, conditioned or subject to a disciplinary action. If a license, approval, qualification or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary license, qualification or finding of suitability, then we may be prohibited from distributing our products for use in the respective jurisdiction. There can also be no assurance that we will be able to obtain the necessary approvals for our products as they are developed. In addition, changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect us.

Federal Registration

As a manufacturer and distributor of gaming devices, the Federal Gambling Devices Act of 1962 (the “Johnson Act”) requires us to register with the Criminal Division of the United States Department of Justice. In order to manufacture, sell, deliver or operate our gaming devices, we must renew our federal registration annually and comply with its various record-keeping and equipment identification requirements. The Federal Act makes it unlawful for a person or business entity to manufacture, deliver, receive, operate, lease or sell gaming devices in interstate or foreign commerce unless that person or entity has first registered with the Attorney General of the United States. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties

State Licensing

We are subject to licensing requirements in each state in which we seek to conduct business. We are licensed in several commercial gaming jurisdictions. See “Regulatory Approvals” section below for a list of all jurisdictions where we maintain gaming licenses. Each state license is considered to be a privilege license and is subject to regulatory, technical, and statutory requirements.

We are subject to the Nevada Gaming Control Act (the “Nevada Act”) and to the licensing and regulatory control of the Nevada State Gaming Control Board (the “Nevada Board”), the Nevada Gaming Commission (the “Nevada Commission”) and various local, city and county regulatory agencies (collectively, the “Nevada Gaming Authorities”).

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

●   the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

●   the establishment and maintenance of responsible accounting practices;

●   the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

●   providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

●   the prevention of cheating and fraudulent practices; and

●               providing a source of state and local revenues through taxation and licensing fees.

We are registered with the Nevada Commission as a publicly traded corporation and are licensed as a manufacturer and distributor of gaming devices or equipment. These licenses are not transferable and require periodic payment of fees. The Nevada Gaming Authorities may limit, condition, suspend or revoke a license, registration, approval or finding of suitability for any cause it deems reasonable. If the Nevada Commission determines that we violated applicable gaming laws, it may limit, condition, suspend, or revoke any previously granted approvals and licenses and we, and the individuals involved, could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Commission. Each type of gaming device manufactured, distributed, leased, licensed or sold in Nevada must first be approved by the Nevada Board and, in some cases, the Nevada Commission. We must regularly submit detailed financial and operating reports to the Nevada Board. Certain loans, leases, sales of securities and similar financing transactions must also be reported to or approved by the Nevada Commission.

Certain officers, directors and key employees are required to be found suitable by the Nevada Commission and employees associated with gaming must obtain work registrations which are subject to immediate suspension under certain circumstances. An application for suitability may be denied for any cause deemed reasonable by the Nevada Commission. Changes in specified key positions must be reported to the Nevada Commission. In addition to its authority to deny an application for a license, the Nevada Commission has jurisdiction to disapprove a change in position by an officer, director or key employee. The Nevada Commission has the power to require licensed gaming companies to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

The Nevada Commission may also require anyone having a material relationship or involvement with us to be found suitable or licensed, in which case those persons are required to pay the costs and fees of the Nevada Board in connection with the investigation. Any person who acquires more than 5% of any class of our voting securities must report the acquisition to the Nevada Commission. Any person who becomes a beneficial owner of more than 10% of any class of our voting securities is required to apply for a finding of suitability. Under certain circumstances, an “Institutional Investor,” as such term is defined in the regulations of the Nevada Commission, which acquires more than 10% but not more than 25% of any class of our voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability requirements, provided the Institutional Investor holds the voting securities for investment purposes only. (It should be noted that in many other states the requirement of a suitability finding or of a licensure applies to any holder of 5% or more of our stock, unless the owner is eligible for and obtains an exemption or waiver.) The Nevada Commission has amended its regulations pertaining to Institutional Investors to allow an Institutional Investor to beneficially own more than 25%, but not more than 29%, if the ownership percentage results from a stock repurchase program. In addition, an Institutional Investor not previously granted a waiver may nevertheless own more than 10% but not more than 11% of any class of our voting securities without being required to apply to the Nevada Commission for a finding of suitability or a waiver and is subject only to reporting requirements as prescribed by the chairman of the Nevada Board (unless otherwise notified by the chairman of the Nevada Board), if such additional ownership results from a stock repurchase program. These Institutional Investors may not acquire any additional shares that would result in an increase in its ownership percentage. An Institutional Investor will be deemed to hold voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an Institutional Investor and not for the purpose of causing, directly or indirectly, the election of a majority of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission may be found unsuitable based solely on such failure or refusal. The same restrictions apply to a record owner if the record owner, when requested, fails to identify the beneficial owner. Any security holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a security holder or to have any other relationship with us, we:

•	pay that person any dividend or interest upon our voting securities;
•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; or
•	give remuneration in any form to that person.

If a security holder is found unsuitable, then we may be found unsuitable if we fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities for cash at fair market value.

The Nevada Commission may, in its discretion, require the holder of any of our debt securities to file an application, be investigated, and be found suitable to hold the debt security. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, we can be sanctioned, which may include the loss of our approvals, if without the prior approval of the Nevada Commission, we:

•	pay to the unsuitable person any dividend, interest, or any distribution whatsoever
•	recognize any voting right by such unsuitable person in connection with such securities;
•	pay the unsuitable person remuneration in any form; or
•	make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

We are required to maintain a current stock ledger that may be examined by the Nevada Gaming Authorities at any time.

We may not make certain public offerings of our securities, without the prior approval of the Nevada Commission. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in control through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without prior investigation by the Nevada Board and approval by the Nevada Commission. Entities seeking to acquire control of us must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of us. The Nevada Commission may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

Approvals are required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated.

Native American Gaming

Gaming on Native American lands is governed by tribal and federal law and tribal-state compacts. The Federal Indian Gaming Regulatory Act of 1988 (the "Act") created a framework for the various responsibilities of the tribal, state, and federal authorities over tribal gaming operations. The Act is interpreted and enforced by the National Indian Gaming Commission, which has the authority to issue regulations and to otherwise regulate tribal gaming activities. In addition, because federally recognized Native American tribes are independent governments with sovereign powers, Native American tribes can enact their own laws and regulate gaming operations and contracts, and generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States. They have also established tribal gaming commissions or agencies that regulate gaming operations on their tribal lands. Finally, compacts between tribes and states also may impose conditions and requirements on tribal gaming operations. We are required to comply with all such sources of law, which may impose different requirements with respect to licensing, product approvals, and operations.

International Gaming

The international regulatory environment is complex and varies by jurisdiction. Certain foreign countries permit the importation, sale and operation of gaming equipment in casino and non-casino environments. In foreign jurisdictions where formal company and product approval processes exist, we have obtained or are in the process of obtaining all licenses, permits, approvals or waivers required by jurisdictions having legalized gaming.

In foreign jurisdictions where formal policies do not exist, we work with the relevant authorities to ensure that we have obtained the licenses, permits, approvals, or waivers necessary to distribute product in those jurisdictions. The regulatory requirements in those jurisdictions are subject to change over time, and we believe that international jurisdictions are trending towards increased regulation and oversight of gaming activities. We evaluate the requirements for each jurisdiction independently prior to entering new markets.

Card Clubs and Charity Gaming Rooms

States that allow card games to be played in card clubs or charity gaming room are generally not subject to a nationwide regulatory system. Regulation for this market is generally on a state-by-state basis though, in some cases, it is regulated by county commissions or other local government authorities.

Cruise Ship Market

Cruise ships represent a significant portion of our business, accounting for in excess of 30% of our annual revenue. Cruise ships are regulated by various maritime laws, regulations, treaties and other legal requirements and maritime laws generally governed by the country in which the ship is registered and flagged. Casinos operations aboard ships are generally not subject to United States federal or state regulatory oversight and are allowed to open for gaming activities only when ships are at sea in international waters or when otherwise permitted by local laws.

Product Approval

Each of our products is subject to extensive testing and reviews by multiple state, jurisdictional or third party laboratories. The time required for product testing can be extensive and is subject to a wide range of formal and informal standards that can lead to great uncertainty as to the length of the regulatory approval process. Additionally, product testing is subject to changing standards, as a result of which, we may be required to upgrade or revise our products.

Regulatory Approvals

As of December 31, 2013 we have obtained approvals from the following regulatory bodies:

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

We also have a license from the Washington State Gambling Commission but that jurisdiction has not approved our PokerPro system.

We have received product certifications from Gaming Laboratories International, an independent testing laboratory, for PokerPro and ProCore. Other electrical, communications and safety certifications include certifications from:

•	Conformité Européenne, a mandatory European marking for certain product groups to indicate conformity with the essential health and safety requirements set out in European Directives;
•	The U.S. Federal Communications Commission, which regulates radio emissions of electronic devices;
•	The RoHS Directive, which bans the placing on the European Union market of new electrical and electronic equipment containing more than agreed levels of certain hazardous materials;
•	Underwriters Laboratories, Inc., a product safety compliance testing laboratory; and
•	NOM (Norma Official Mexicana), a product safety compliance testing standard.

Research and Development

We spend a significant amount of money to develop, customize and enhance our electronic table hardware, software, game content and related products. Our research and development expenses were $0.7 million and $0.7 million during the fiscal years ended December 31, 2013 and December 31, 2012, respectively, consisting primarily of internal product development salaries and expenses and costs related to third-party engineering, prototyping and product testing.

The focus of our software and hardware development is to improve our gaming products through the addition of new games and features, to improve manufacturability and to adapt our products to customer preferences and the legal and regulatory requirements specific to the jurisdiction in which our product will be deployed.

Intellectual Property

Trademarks

“PokerTek®” is a registered trademark with the U.S. Patent and Trademark Office. “PokerTek®” and “PokerPro®” are registered trademarks with the Canadian Intellectual Property Office.

We also currently use the following trademarks: PokerPro™ and ProCore™. We currently plan to file trademark applications with the U.S. Patent and Trademark office with respect to these and additional trademarks that we have developed or may develop in the future.

Patents

We currently have the following issued patents:

•	D512,446 (United States) – Design patent for an electronic poker table top
•	7,556,561 (United States) – A seat request button allowing players seated at an electronic poker table to request a different seat
•	7,618,321 (United States) – System and method for detecting collusion between poker players
•	7,758,411 (United States) – System and method for providing an electronic poker game
•	7,699,695 (United States) – Electronic card table and method with variable rake
•	7,794,324 (United States) – Electronic player interaction area with player customer interaction features (pre-selecting actions)

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

Customer Dependence

For the year ended December 31, 2013, five customers accounted for approximately 76.7% of our total revenues from continuing operations, with one accounting for 39.0%, a second accounting for 19.8%, a third accounting for 7.2%, a fourth accounting for 6.1%, and a fifth accounting for 4.6%. The loss of any of these customers or changes in our relationship with any of them could have a material adverse effect on our business.

Employees

As of December 31, 2013, we had 25 full-time employees. We consider our relationships with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Corporate History

We were founded on August 26, 2003 and initially organized as National Card Club Corporation, which owned a majority interest in an affiliated limited liability company called PokerTek, LLC. On July 27, 2004, PokerTek, LLC merged with and into National Card Club Corporation, which simultaneously changed its name to PokerTek, Inc.

We completed our initial public offering on October 13, 2005 and our common stock trades on the NASDAQ Capital Market under the ticker symbol “PTEK.”

Available Information

We make available free of charge through our website, www.pokertek.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports and statements filed pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with or furnish to the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Furthermore, the SEC maintains a free website (www.sec.gov) which includes reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Additionally, we make available free of charge on our internet website: our Code of Business Conduct and Ethics; the charter of our Nominating and Governance Committee; the charter of our Compensation Committee; and the charter of our Audit Committee.

Financial Information

For information with respect to revenue, operating profitability and identifiable assets attributable to our business segments and geographic areas, see Note 15 to our consolidated financial statements as of and for the year ended December 31, 2013 included elsewhere in this Report.

Item 1A. Risk Factors.

Investing in our common stock involves risks. Prospective investors in our common stock should carefully consider, among other things, the following risk factors in connection with the other information and financial statements contained in this Report. We have identified the following factors that could cause actual results to differ materially from those projected in any forward looking statements we may make from time to time.

We operate in a continually changing business environment in which new risk factors emerge from time to time. We can neither predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward looking statement. If any of these risks, or combination of risks, actually occur, our business, financial condition and results of operations could be seriously and materially harmed, and the trading price of our common stock could decline. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

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

Factors that may negatively impact the casino industry may also negatively impact our future revenues. If casinos experience reduced patronage, our revenue will be adversely impacted because casinos will purchase fewer systems and the installed systems will generate less revenue. In some cases our systems may be taken off of the casino floor altogether. The levels of casino patronage, and therefore our revenues, are affected by a number of factors beyond our control, including:

•	general economic conditions;
•	levels of disposable income of casino patrons;
•	downturn or loss in popularity of the gaming industry in general and table and slot games in particular;
•	the relative popularity of entertainment alternatives to casino gaming;
•	the growth and number of legalized gaming jurisdictions;
•	local conditions in key gaming markets, including seasonal and weather-related factors;
•	increased transportation costs;
•	acts of terrorism and anti-terrorism efforts;
•	changes or proposed changes to tax laws;
•	increases in gaming taxes or fees;
•	legal and regulatory issues affecting the development, operation and licensing of casinos;
•	the availability and cost of capital to construct, expand or renovate new and existing casinos;
•	the level of new casino construction and renovation schedules of existing casinos; and
•	competitive conditions in the gaming industry and in particular gaming markets, including the effect of such conditions on the pricing of our games and products.

These factors significantly impact the demand for our products and technologies.

Our business would suffer if demand for gaming in general, or poker in particular, decreases.

We derive a significant portion of our revenues from distribution of the PokerPro system and from providing related maintenance and support services. To the extent the popularity of gaming or poker decreases, and/or industry regulation increases, demand for our products could decline and our business could suffer.

We are impacted by the size of the market for electronic table games as well as changes in consumer spending in general, and specifically with regard to discretionary spending on gaming activities.

We derive our revenues from the distribution of electronic table games. Moreover, the market for electronic gaming systems is limited. Although we believe that there is a significant opportunity for our products, the number of venues in which our products can be placed is finite, as the number of jurisdictions in which gaming is legal is limited.

In addition, a prolonged decline in consumer spending on gaming activities could have a significant impact on our customers and our vendors and demand for electronic table games. Accordingly, such a prolonged downturn could have a significant impact on our business operations and financial condition.

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

Our exposure to debt financing could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

•	increase our vulnerability to adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings are at variable rates of interest;

•	require us to dedicate future cash flows to the repayment of debt, reducing the availability of cash to fund working capital, capital expenditures or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants contained in our debt agreements.

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

Our revenues are concentrated with a small number of customers. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business. A significant portion of our revenue is derived from a single customer operating casinos aboard cruise ships. Any economic, regulatory, or consumer preference changes that impact the cruise industry, and specifically gaming aboard cruise ships, could have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of our business is conducted with customers and suppliers located outside of the United States. Currency, economic, regulatory, political, and other risks associated with our international operations could adversely affect our operating results.

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

        Our success depends on increasing the market acceptance of our gaming products among casinos and players. Casinos and players may not prefer to use our gaming products for a number of reasons, including preference for live dealers, mistrust of technology and perceived lack of reliability.

Our success depends, in part, on our ability to continually enhance and improve our existing products and to develop new products that will be accepted in the market. If we fail in these endeavors, our business may not grow.

Our success depends, in part, on our ability to continue to improve and enhance our existing products and to develop new products that help us maintain our competitive advantage and expand in existing markets and penetrate new markets. For example, the launch of ProCore has given us the opportunity to compete in the market for house-banked games. We also recognize the need for us to develop mobile gaming applications in order to remain competitive. The success of our new product introductions or upgrades to existing products depends on a number of factors, including our ability to anticipate and manage product development and design, supply chain issues, manufacturing issues, sales and marketing programs, customer service and support and overall costs. Specifically, the cost of developing, designing, manufacturing, distributing, maintaining and supporting new products could be significant and our current capital resources may be insufficient to support such an effort. Nevertheless, if we fail to undertake new product development our business is unlikely to grow and we could lose whatever competitive advantages we currently have. We cannot assure you that we will successfully meet all the challenges associated with developing new products and/or applications or enhancing our existing products.

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

In addition, we also operate in several jurisdictions where the regulatory framework is less mature and potentially more subject to changes in regulatory interpretation. For example, in Mexico, we exited that market in 2011 due to changes in the government’s interpretation of the gaming rules and the allowable products that casinos could legally operate in that market. In 2012, we re-entered that market as the government changed its interpretations and began allowing casinos to operate card and roulette based products. In 2013, we exited the Ohio Charity market due to changes in the Attorney General’s interpretation regarding the allowable devices that could be used by a charity in that state. We cannot predict with certainty whether the charity regulations will be reinterpreted in the future, or whether we will be allowed to re-enter the market. We also cannot guarantee that other jurisdictions might not also have changes to laws, regulations or interpretations that could adversely affect our operating results or financial position in the future.

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

Although we have the ability to terminate the employment of an executive officer or key employee in the event that such executive officer or key employee fails to meet the requisite suitability standards, such termination would disrupt the management of our company, may trigger severance provisions under certain employment agreements and would likely have an adverse effect on our business and results of operations. In addition, the removal of a director under the provisions of our Restated Bylaws requires action on the part of our shareholders at a shareholders’ meeting. Our Restated Articles of Incorporation provide that we may redeem at fair market value any or all shares of our capital stock held by any person or entity whose status as a shareholder, in the opinion of our Board, jeopardizes the approval, continued existence, or renewal of any federal, state, local or tribal license we hold. However, we may not have the funds available for to redeem our shares under such circumstances, especially if the shareholder in question holds a significant amount of our common stock. We have not determined what action we would take in such an event. We will also be prevented from effecting such a redemption if it would violate North Carolina law.

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

All of our existing personnel, including our executive officers, are employed on an “at-will” basis. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan would be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

If we fail to manage our growth, our business and operating results could be harmed.

If we do not effectively manage our growth, our ability to develop and market systems and products could suffer, which could negatively affect our operating results. Our management believes that in order to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. In addition, we may be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant reductions or growth effectively.

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

Members of our Board of Directors and our executive officers, in the aggregate, own approximately 36.7% of the outstanding shares of our common stock and therefore have significant influence over our management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger, a sale of the company or a sale of our assets. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that some of our shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. As a result, the market price of our common stock could be adversely affected.

Our ability to issue “blank check” preferred stock and any anti-takeover provisions we adopt may depress the value of our common stock.

Our authorized capital includes 5,000,000 shares of “blank check” preferred stock. Our Board has the power to issue any or all of the shares of such preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking shareholder approval, subject to certain limitations on this power under the listing requirements of the NASDAQ Stock Market LLC. We may, in the future, consider adopting certain other anti-takeover measures. The authority of our Board to issue “blank check” preferred stock and any future anti-takeover measures we may adopt may delay, deter or prevent takeover attempts and other changes in control of our company not approved by our Board. As a result, our shareholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of our common stock and the voting and other rights of our shareholders may also be affected.

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

Historically, the market price of our common stock has fluctuated significantly. We believe factors such as the market’s acceptance of our products and the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable. During the year ended December 31, 2013, the closing price of our common stock as quoted on the NASDAQ Capital Market ranged from a low of $0.96 to a high of $1.62.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease our corporate office and manufacturing facility. This facility is approximately 14,400 square feet and is located in Matthews, North Carolina. Our leased space is in good order and condition, and is adequate to satisfy our current needs. We have extended this lease through August 31, 2016. This facility is leased from an entity owned and controlled by our President and our Vice Chairman of the Board. (See Note 14 – “Related Party Transactions.”)

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Listing

Our common stock is traded on The NASDAQ Capital Market under the symbol “PTEK.” The table below shows the high and low sales prices for our common stock for the periods indicated, as reported by The NASDAQ Capital Market.

	Market Prices of Common Stock
	2013		2012
Quarter ended	High	Low	High	Low
March 31	$1.62	$1.17	$1.04	$0.61
June 30	1.49	1.10	1.08	0.61
September 30	1.38	1.12	1.05	0.64
December 31	1.21	0.96	1.40	0.70

As of March 21, 2014, there were approximately 2,060 beneficial holders and 52 holders of record of our common stock.

Transfer Agent

Our transfer agent is Colonial Stock Transfer and is located at 66 Exchange Place, Salt Lake City, UT 84111, (801) 355-5740.

Dividends

To date no cash dividends have been paid with respect to our common stock and current policy of the Board is to retain any earnings to provide for growth. The payment of cash dividends in the future, if any, will depend on factors such as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board.

Item 6. Selected Financial Data.

The following selected financial data has been derived from audited financial statements for the years ended December 31, 2013, 2012, 2011, 2010, and 2009. The selected financial data set forth below should be read together with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 1A. “Risk Factors”, as well as Item 8 – “Financial Statements and Supplementary Data” and the related notes to those consolidated financial statements appearing elsewhere in this Report.

	Years Ended December 31,
	2013 (1)	2012 (1)	2011 (1)	2010 (1)	2009 (1)
(in thousands, except per share amounts and gaming positions)
Statement of operations data (continuing operations):
Revenue	$5,547	$5,177	$6,496	$5,899	$5,414
Gross profit	4,019	3,758	4,555	3,872	2,398
Operating loss	(553)	(690)	(1,497)	(2,628)	(4,864)
EBITDAS (3)	586	423	456	(126)	(1,382)

Statement of cash flows data (continuing operations):
Net cash used in operating activities	$(136)	$(843)	$(882)	$(634)	$(2,438)
Net cash provided by (used in) investing activities	(10)	(1)	(19)	(3)	3,887
Net cash provided by (used in) financing activities	325	405	817	491	(2,389)

Loss per common share:
Net loss per common share from continuing	$(0.07)	$(0.11)	$(0.24)	$(0.48)	$(1.10)
operations - basic and diluted
Net loss per common share - basic and diluted	$(0.07)	$(0.10)	$(0.27)	$(0.69)	$(1.19)
Weighted average common shares outstanding (2)	9,161	7,974	6,784	5,888	4,787

Balance sheet data (at end of period from continuing
operations):
Current assets	$2,285	$2,440	$3,335	$3,314	$5,230
Total assets	4,078	4,332	4,702	6,052	8,283
Current liabilities	645	946	1,198	1,959	1,970
Total liabilities	982	1,406	2,166	3,246	2,783
Shareholders' equity	3,096	2,855	2,536	2,806	5,500

Gaming positions:
PokerPro	2,170	2,160	1,944	2,514	2,044
ProCore	102	150	84	-	-
Total	2,272	2,310	2,028	2,514	2,044

•	During fiscal 2010, we exited our amusement business and our Heads-Up Challenge product. As such, we report our amusement business as a discontinued operation for all periods presented.

•	On February 25, 2011, we completed a 2.5-to-1 reverse stock split. All share amounts have been restated to reflect the reverse stock split.

•
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

	Years Ended December 31,
(in thousands)	2013	2012	2011	2010	2009
EBITDAS Reconciliation
Net loss from continuing operations	$(634)	$(846)	$(1,642)	$(2,815)	$(5,260)
Interest expense, net	38	69	94	132	288
Income tax provision	42	87	51	56	108
Other taxes	67	9	22	37	8
Depreciation and amortization	772	752	1,245	1,807	2,729
Stock-based compensation expense	301	352	686	657	745
EBITDAS	$586	$423	$456	$(126)	$1,382

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our results of operations and financial condition together with the Selected Financial Data and our audited consolidated financial statements as of and for the year ended December 31, 2013 including the notes thereto, included in this Report. The discussion below contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Item 1A. "Risk Factors." Actual results may differ materially from those contained in any forward-looking statements. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to our business.

Company Overview and Business Strategy

        We develop, manufacture and market electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide. We distribute our electronic table games using an internal sales force, complemented by distributors and sales agents in select geographic areas, generally on a recurring revenue participation model, recurring revenue fixed license fee model or as a sale of hardware combined with recurring license and support fees. As of December 31, 2013, our installed base consisted of 2,272 gaming positions, composed of 2,170 PokerPro and 102 ProCore positions.

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

We plan to increase our presence in electronic poker with our PokerPro system in various markets that we have identified. We have limited competition from other providers of electronic poker tables and are recognized by casino operators as market leader offering superior products, reliable service and customer support. With the addition of the ProCore platform, our addressable market opportunities expand from electronic poker to also include blackjack, baccarat and other house-banked games. While electronic poker is a niche market where we enjoy a dominant market position, the market for blackjack, baccarat and specialty house-banked games is larger, but also characterized by more competition. We believe our product offerings have significant advantages over the competition and, as a result, we have the opportunity to expand our market position in both electronic poker and for electronic house-banked games.

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

Results of Operations

Statement of Operations – Selected Data

	Year Ended December 31,
	2013	2012	Change

Revenue
License and service fees	$4,850,375	$4,367,132	11.1%
Sales of systems and equipment	696,320	810,147	(14.1%)
Total revenue	5,546,695	5,177,279	7.1%

Gross profit	4,018,955	3,757,928	6.9%
Percentage of revenue	72.5%	72.6%

Operating expenses	4,572,196	4,448,060	2.8%

Interest expense, net	38,191	69,351	(44.9%)
Income tax provision	42,310	86,908	(51.3%)

Net loss from continuing operations	(633,742)	(846,391)	25.1%
Net income from discontinued operations	535	52,263	(99.0%)
Net loss	$(633,207)	$(794,128)	20.3%

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenue. Total revenue increased 7.1% to $5.5 million for the year ended December 31, 2013, with revenues from license and service fees increasing 11.1% and revenue from sales of systems and equipment decreasing 14.1%. Total revenue for the year ended December 31, 202 was $5.2 million.

Revenue from license and service fees increased to $$4.9 million for the year ended December 31, 2013 compared to $4.4 million for the year ended December 31, 2012. License and service fees from Canada, Mexico and cruise ships increased with several new installations generating revenue in the current year period. Increases in those markets were offset, however, by reductions in revenue from Europe and other international markets.

Revenue from sales of systems and equipment decreased to $0.7 million for the year ended December 31, 2013 compared to $0.8 million for the year ended December 31, 2012. During both periods, systems and equipment sales revenue benefited from customers in the United States electing to purchase their leased gaming equipment. Sales of systems and equipment decreased on lower revenues from equipment sales in Europe and reduced lease conversions in the United States, partially offset by increased equipment sales in Asia.

Over the past several years, our revenue mix has become more heavily weighted towards recurring license and service fees and a lower percentage of systems and equipment sales. In 2013, license and service fees represented 87% of total revenue, compared to 84% in 2012.

Gross profit. Gross profit was $4.0 million for year ended December 31, 2013 compared to $3.8 million for the year ended December 31, 2012, an increase of 6.9%. Gross profit as a percent of revenue was relatively unchanged at 72.5% and 72.6% for the years ended December 31, 2013 and 2012, respectively.

Operating expenses. Operating expenses increased by $0.1 million (2.8%) to $4.6 million for the year ended December 31, 2013 compared to $4.5 million for the year ended December 31, 2012. The modest increase in operating expenses was attributable to higher spending on regulatory approvals and increased bad debt expense, partially offset by lower employee compensation expense and professional fees.

Interest expense, net. Interest expense decreased 44.9% to $38,191 for the year ended December 31, 2013 from $69,351 for the year ended December 31, 2012. The decrease is primarily attributable to lower outstanding principal balances on the Founders’ Loan and lower fees associated with our SVB credit facility. (See discussion under “Debt Financings” below.)

Income tax provision. Income tax provision decreased 51.3% to $42,310 for the year ended December 31, 2013 from $86,908 for the year ended December 31, 2012. The decrease in income tax provision was attributable to lower withholdings in foreign jurisdictions.

Net loss from continuing operations. Net loss from continuing operations improved 25.1% to $0.6 million for the year ended December 31, 2013 compared to $0.8 million for the year ended December 31, 2012. Net loss from continuing operations was $0.07 per share for the year ended December 31, 2013, an improvement of $0.04 per share compared to a net loss per share of $0.11 for the comparable period of 2012. The improvement in net loss from continuing operations resulted primarily from growth in revenue combined with reductions in interest and income taxes.

Net income from discontinued operations. Net income from discontinued operations for the year ended December 31, 2013 was $535 ($0.00 per share) compared to $52,263 ($0.01 per share) for the year ended December 31, 2012. We completed the disposition of these operations and do not expect to realize additional income or loss from discontinued operations in future periods

Net loss. Net loss for the year ended December 31, 2013 was $0.6 million, an improvement of $0.2 million (20.3%) from $0.8 million for the year ended December 31, 2012. Net loss per share was $0.07 for the year ended December 31, 2013, an improvement of $0.03 per share compared to a net loss per share of $0.10 for the comparable period of 2012. The improvement in net loss resulted primarily from growth in revenue combined with reductions in interest and income taxes.

Liquidity and Capital Resources

We have incurred net losses for all annual periods since inception. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements.

Discussion of Statement of Cash Flows

	Year Ended December 31,
	2013	2012	Change
Continuing Operations:
Net cash (used in) operating activities	$(135,898)	$(842,870)	$706,972
Net cash used in investing activities	(10,190)	(1,378)	(8,812)
Net cash provided by financing activities	325,329	405,049	(79,720)
Net cash provided by (used in) continuing operations	179,241	(439,199)	618,440
Net cash provided by operating activities of discontinued operations	535	68,727	$(68,192)
Net increase in cash and cash equivalents	179,776	(370,472)
Cash and cash equivalents, beginning of period	235,757	606,229
Cash and cash equivalents, end of period	$415,533	$235,757

For the year ended December 31, 2013, net cash used in operating activities improved 83.9% to $0.1 million, compared to $0.8 million for the year ended December 31, 2012. The improvement in cash provided by operating activities was primarily due to improved operating results and favorable working capital comparisons, primarily gaming equipment and deferred revenue, partially offset by reductions in accounts payable and accrued liabilities.

Net cash used in investing activities increased to $10,190 for the year ended December 31, 2013 from $1,378 for the year ended December 31, 2012. Investing activities in both periods are comprised of minor capital expenditures for leasehold improvements, office and manufacturing equipment.

Net cash provided by financing activities was $0.3 million for the year ended December 31, 2013 compared to $0.4 million for the year ended December 31, 2012. Net cash provided by financing activities primarily consists of proceeds from sales of common stock in both periods. Principal payments on long-term debt totaled $60 thousand for the year ended December 31, 2013 and $0 for the year ended December 31, 2012.

Net cash provided by operating activities of discontinued operations was less than $1 thousand for the year ended December 31, 2013 compared to $69 thousand for the year ended December 31, 2012. We do not expect to realize additional cash from discontinued operations in future periods.

Equity Offerings

On March 1, 2013, we sold 460,000 shares of our common stock to ten unaffiliated accredited investors at a price of $1.05 per share, realizing gross proceeds of $483 thousand and net proceeds of $474 thousand. The offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(5) of the Act and Rule 506 of Regulation D promulgated under the Act.

Warrants

As of December 31, 2013, we had outstanding the following common stock purchase warrants:

•	20,000 with an exercise price of $2.50 and an expiration date of March 31, 2015 issued in connection with a private placement in May 2010; and
•	40,000 with an exercise price of $2.75 and an expiration date of December 29, 2015 issued in connection with the LPC transaction.

Debt Financings

Founders’ Loan

On March 24, 2008, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White (collectively, the “Lenders”), all of whom were founders of PokerTek and members of our Board of Directors at the time. Pursuant to the terms of the Note Purchase Agreement, the Lenders loaned us $2.0 million (the “Founders’ Loan”). The Founders’ Loan contains no restrictive covenants and is collateralized by security interests in 18 PokerPro systems. Such security interests have been subordinated to the SVB Credit Facility.

The principal balance of the debt outstanding under the Founders’ Loan has been reduced through a series of transactions since 2008. On July 23, 2012, we entered into a Second Loan Modification Agreement (the “Second Loan Modification Agreement”) with Messrs. Lomax and White, the remaining makers of the Founders’ Loan. Pursuant to the Second Loan Modification Agreement, $100,000 of the remaining principal balance of the Founders’ Loan was converted into 133,334 shares of our common stock, reflecting a conversion price of $0.75 per share, the closing price of a share of our common stock on Friday, July 20, 2012 as reported by The NASDAQ Capital Market.

On September 18, 2012, we issued 405,405 shares of our common stock to Gehrig H. White in full satisfaction of the entire outstanding principal amount of a note held by Mr. White. The shares were valued at $0.74 per share, which represented the consolidated closing bid price per share on The NASDAQ Capital Market on September 17, 2012.

As a result of the modifications described above, the unpaid principal balance on the Founders’ Loan at December 31, 2013 was $240,429. The outstanding principal balance of the Founders Loan and the interest accruing thereon is payable as follows:

(i)
Beginning February 1, 2013 and the first day of each calendar month thereafter until January 1, 2017, we make monthly payments of interest and principal in the amount of $7,465.51, the amount required to fully amortize the remaining principal balance and the accrued interest thereon over 48 months. In the event of a prepayment, the monthly amount would be recalculated.

(ii)	The remaining principal balance of the Founders’ Loan and all accrued but unpaid interest thereon is finally due and payable on December 31, 2016.

        Credit Facility

We maintain a credit facility with Silicon Valley Bank to support our working capital needs (the “SVB Credit Facility”). As of February 27, 2014, we entered into the “Eighth Amendment to Loan and Security Agreement”, which extended the maturity date for the facility to January 16, 2015. Maximum advances are determined based on the composition of our eligible accounts receivable and inventory balances with a facility limit of $625,000. The SVB Credit Facility bears interest at an annual rate equal to the greater of (i) 6.5% or (ii) prime plus 2.0%. As of December 31, 2013 $470,000 was available under the SVB Credit Facility, based on our accounts receivable and inventory levels, and there were no amounts outstanding under the facility.

Operations and Liquidity Management

Historically, we have incurred net losses and used cash from financing activities to fund our operations in each annual period since inception. Over the past four years, we refocused our business strategies, significantly improved our margins, and reduced our operating expenses, while also expanding our growth opportunities and significantly improving our operating results. We also closed several equity transactions, reduced our long-term debt, and renewed our credit facility to improve our liquidity and provide capital to grow our business.

As of December 31, 2013, our cash balance was $415,500 and cash available under our credit line was $470,000. Cash used in operations for the year ended December 31, 2013 was $135,000 including inventory purchases. The level of additional cash needed to fund operations and our ability to conduct business for the next year is influenced primarily by the following factors:

•	the pace of growth in our recurring-revenue gaming business, the related investments in inventory and level of spending on development and regulatory efforts;
•	the level of investment in development and approval of new products, entry into new markets, and investments in regulatory approvals;
•	our ability to control growth of operating expenses as we grow the business, expand with new products in new markets;
•	our ability to negotiate and maintain favorable payment terms with our customers and vendors;
•	our ability to access the capital markets and maintain availability under our credit line;
•	demand for our products, and the ability of our customers to pay us on a timely basis; and
•	general economic conditions as well as political events and legal and regulatory changes.

Our operating plans for 2014 include placing existing inventory, entering new markets, commercializing new products and accelerating revenue growth while controlling operating expense and working capital levels. As we execute our growth plans, we intend to carefully monitor the impact of growth on our working capital needs and cash balances.

We believe the capital resources available to us from our cash balances, credit facility, and cash available from financing activities will be sufficient to fund our ongoing operations and to support our operating plans for at least the next 12 months. However, we may seek to raise additional capital or expand our credit facility to fund growth. We cannot assure you that, in the event we need additional working capital, adequate additional working capital will be available or, if available, will be on terms acceptable to us. If we are unable to raise additional capital or expand our credit facilities, our ability to conduct business and achieve our growth objectives would be negatively impacted.

Impact of Inflation

To date, inflation has not had a material effect on our net sales, revenues or income from continuing operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2013:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$240,429	$70,822	$169,607	$-	$-
Operating lease obligations(2)	360,000	135,000	225,000	-	-
Purchase obligations(3)	475,587	475,587	-	-	-
Other long-term liabilities (4)	323,598	156,075	167,523	-	-
Total	$1,399,614	$837,484	$562,130	$-	$-

(1)	Represents the outstanding principal amount and interest on the Founders’ Loan.
(2)	Represents operating lease agreements for office and storage facilities and office equipment.
(3)	Represents open purchase orders with our vendors.
(4)	Represents purchase of gaming inventory from Aristocrat International Pty. Limited and its Affiliates (“Aristocrat”), our former international distribution agent.

Customer Dependence

For the year ended December 31, 2013, five of our customers made up approximately 76.7% of our total revenues from continuing operations, with one accounting for 39.0%, a second accounting for 19.8%, a third accounting for 7.2%, a fourth accounting for 6.1%, and a fifth accounting for 4.6%. The loss of any of these customers or changes in our relationship with any of them could have a material adverse effect on our business.

Critical Accounting Policies and Estimates

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

Revenue recognition.

We derive our revenue primarily from the lease or sale of electronic gaming tables and from maintenance, installation and support services related to those products. We account for revenue using the guidance in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and recognize revenue only when all of the following criteria have been satisfied.

•	persuasive evidence of an arrangement exists
•	delivery has occurred
•	the customer’s price is fixed and determinable
•	collectability is reasonably assured.

Our arrangements with customers generally include a combination of hardware, software and services. We also follow the guidance in ASU No. 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amended industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. ASU 2009-13 amended the accounting for multiple-deliverable arrangements to provide guidance on how the deliverables in an arrangement should be separated and requires revenue to be allocated using the relative selling price method.

For contracts considered multiple-deliverable arrangements, we evaluate each deliverable to determine whether they represent a separate unit of accounting. The delivered item constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered items where performance of the undelivered item is not considered probable and substantially in our control. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered items and revenue recognition is determined for the combined unit as a single unit of accounting. We determine the allocation of arrangement consideration at inception on the basis of each unit’s relative selling price.

Our multiple-deliverable product offerings generally include both the sale and lease of gaming system hardware with embedded software, and the provision of professional services and post contract services (“PCS”). The gaming system hardware and the embedded software are considered a single unit of accounting on a combined basis as the software is essential to the functionality of the hardware, and the software is never sold separately from the hardware. The professional services and PCS are each considered separate units of accounting.

When a sale or lease arrangement contains multiple deliverables, we allocate revenues to each unit of accounting based on the selling price hierarchy specified in ASC Topic 605:

•
Vendor specific objective evidence (“VSOE”). When available, VSOE must be used to determine the selling price of a deliverable. We have not been able to establish VSOE for its deliverables as we do not sell our products separately regularly and/or have only a limited sales history.

•
Third-party evidence (“TPE”). When VSOE is not available, we then determine whether TPE is available. TPE is determined based on competitor prices for similar deliverables when sold separately. We are unable to reliably determine and verify the pricing of similar competitor products on a stand-alone basis and have not been able to establish TPE for its deliverables.

•
Best estimate of selling price (“BESP”). When TPE is not available, then the BESP is used. As we have not established VSOE or TPE for our deliverables, it uses BESP in its allocation of the arrangement consideration for contracts.

The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for product or service considering multiple factors and data points, including, but not limited to, internal costs, gross margin objectives and pricing practices when products are sold with other deliverables. Market conditions and competitive factors are taken into account in determining pricing practices. We limits the amount of revenue recognized for delivered items to the amount of BESP that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

For sales of gaming systems with multiple deliverables, revenue is generally recognized for the hardware and embedded software unit of accounting at time of delivery based on the relative selling price method (using BESP). Revenue related to professional services (installation and training) is recognized as those services are delivered, which usually occurs at or near the time of delivery of the gaming system (i.e., the hardware and embedded software unit of accounting). Revenue allocated to PCS services is recognized as those services are delivered on a ratable basis over the PCS term. Revenue recognized from the delivery of gaming systems and installation and training services are limited to those amounts that are not contingent upon the delivery of future PCS or other services.

Our lease arrangements are generally accounted for as operating leases as the terms are typically less than 75% of the economic life of the leased product, they do not contain bargain purchase options, transfer of ownership or have minimum lease payments greater than 90% of the fair value of the leased equipment. Otherwise, the lease arrangements would be accounted for as capital leases. For lease arrangements containing multiple deliverables, revenue from fixed-fee leases of hardware and embedded software is generally recognized on a straight-line basis over the contract term. For leases with participation features, where consideration varies based on the monthly amount of revenue earned by the customer, revenue is generally recognized on a monthly basis as the lease price for each period becomes fixed and determinable. To the extent that installation and training services are provided in a lease arrangement, those professional services are treated as separate units of accounting and the allocated amounts are recognized as those services are delivered, limited to the amount that is not contingent upon the delivery of future services.

If a customer initially leases gaming systems and subsequently purchases that leased equipment, revenue is recorded on the effective date of the purchase agreement and when all other relevant revenue recognition criteria have been met.

In addition to selling multiple-deliverable arrangements, we occasionally sell certain products and services on a stand-alone basis such as the sale of complete gaming system with no services (a rare occurrence), the sale of spare parts and of other peripheral equipment separately from the delivery of other products and services under multiple-deliverable arrangements. Regardless of whether a transaction is a multiple-deliverable transaction subject to ASU 2009-13 and ASU 2009-14 or a stand-alone transaction, revenue is recognized only when persuasive evidence of an arrangement exists, shipment has occurred, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. If customer arrangements require formal notification of acceptance by the customer, revenue is recognized upon meeting such acceptance criteria.

We make judgments and use estimates in recognizing revenue, include the allocation of proceeds from multiple-deliverable arrangements to individual units of accounting, the determination of BESP, the estimated useful lives of our gaming systems, and the appropriate timing or deferral of revenue recognition.

Sales and value added taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and are excluded from revenue in the Consolidated Statements of Operations.

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

Research and development

Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations, except when certain qualifying expenses are capitalized. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. As of December 31, 2013 and 2012, no amounts were capitalized as technological feasibility is generally established at or near the time of general release. Research and development costs include salaries, benefits, travel and other internal costs allocated to software and hardware development efforts, as well as purchased components, engineering services and other third-party costs.

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

Recently Issued Accounting Standards

Recently issued accounting pronouncements not yet adopted

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU No. 2013-05”) which permits companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. ASU No. 2013-05 is effective for annual reporting periods beginning on or after December 15, 2013. We do not expect it will have a significant impact on our consolidated results of operations, financial condition and cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)” (“ASU No. 2013-11”) to provide explicit guidance and eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013. We do not expect it will have a significant impact on our consolidated results of operations, financial condition and cash flows.

Recently issued accounting pronouncements adopted in the current year

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU No. 2011-11") to require new disclosures about offsetting assets and liabilities which requires an entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU No. 2011-11 is for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We adopted this guidance as of January 1, 2013 with no significant impact on our consolidated results of operations, financial condition and cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”) to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012. We adopted this guidance as of January 1, 2013 with no significant impact on our consolidated results of operations, financial condition and cash flows

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to market risks in the ordinary course of business from both changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below:

Cash and investments. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2013, the carrying value of our cash and cash equivalents approximated fair value.

Fixed rate debt. As market interest rates fluctuate, the fair value of the fixed-rate Founders’ Loan will also fluctuate. The estimated fair value of the Founders’ Loan as of December 31, 2013 was $249,000. We estimate a 10% increase in interest rates would decrease the fair value by approximately $8,700. These changes would impact the fair value disclosures for this financial instrument, but would have no impact on interest expense paid or recognized in the consolidated statement of operations.

Variable rate debt. Our SVB Credit Facility bears interest at variable rates based on spreads over the prime rate. As of December 31, 2013, availability was $470,000 with no borrowings outstanding. A change in average interest rates would not have had a significant effect on net interest expense during 2013, as there were no balances outstanding under the SVB Credit Facility. As of December 31, 2013, the carrying value of our variable rate debt instruments approximated fair value. The SVB Credit Facility amended as of February 27, 2014. See “Debt Financings – Credit Facility” in Item 7 above.

Foreign currency risk. Our revenues from international customers and our inventory costs from international suppliers are exposed to the potentially adverse effects of currency exchange rates, local economic conditions, political instability, and other risks associated with doing business in foreign countries. To the extent that our revenues and purchases from international business partners increase in the future, our exposure to changes in foreign economic conditions and currency fluctuations will increase.

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

Item 8. Financial Statements and Supplementary Data.

•	Financial Statements
The information required by this Item is submitted as a separate section of this Report commencing on page 34, attached hereto.

•	Supplementary Data
        Selected quarterly financial data for 2013 and 2012 is as follows:

	2013
	Q1	Q2	Q3	Q4
Revenue
License and service fees	$1,360,670	$1,225,353	$1,129,246	$1,135,106
Sales of systems and equipment	30,451	378,870	13,635	273,364
Total revenue	1,391,121	1,604,223	1,142,881	1,408,470
Cost of revenue	353,549	365,909	313,149	495,133
Gross profit	1,037,572	1,238,314	829,732	913,337
Operating expenses	1,188,308	1,268,328	1,086,748	1,028,812
Net loss from continuing operations before interest and income taxes	(150,736)	(30,014)	(257,016)	(115,475)
Interest expense, net	(10,543)	(9,470)	(9,204)	(8,974)
Income tax provision	(34,081)	(11,939)	-	3,710
Net loss from continuing operations	(195,360)	(51,423)	(266,220)	(120,739)
Income (loss) from discontinued operations	535	-	-	-
Net loss	$(194,825)	$(51,423)	$(266,220)	$(120,739)

Net loss from continuing operations per common share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Net loss from discontinued operations per common share - basic and diluted	-	-	-	-
Net loss per common share - basic and diluted	(0.02)	(0.01)	(0.03)	(0.01)
Weighted average common shares outstanding - basic and diluted	8,491,315	9,227,808	9,306,222	9,160,624

	2012
	Q1	Q2	Q3	Q4
Revenue
License and service fees	$1,083,414	$906,929	$1,097,641	$1,279,148
Sales of systems and equipment	594,523	134,654	16,537	64,433
Total revenue	1,677,937	1,041,583	1,114,178	1,343,581
Cost of revenue	385,979	301,376	324,816	407,180
Gross profit	1,291,958	740,207	789,362	936,401
Operating expenses	1,204,999	1,114,746	1,045,497	1,082,818
Net loss from continuing operations before income taxes	86,959	(374,539)	(256,135)	(146,417)
Interest expense, net	(20,855)	(19,810)	(17,752)	(10,934)
Income tax provision	(6,727)	(714)	(52,353)	(27,114)
Net loss from continuing operations	59,377	(395,063)	(326,240)	(184,465)
Income (loss) from discontinued operations	10,522	44,345	(4,754)	2,150
Net loss	$69,899	$(350,718)	$(330,994)	$(182,315)

Net loss from continuing operations per common share - basic and diluted	$0.01	$(0.05)	$(0.04)	$(0.02)
Net loss from discontinued operations per common share - basic and diluted	0.00	0.01	(0.00)	0.00
Net loss per common share - basic and diluted	0.01	(0.05)	(0.04)	(0.02)
Weighted average common shares outstanding - basic and diluted	7,564,104	7,563,120	8,130,413	8,627,770

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Report (the “Evaluation Date”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our financial reports have been made known to management, including our Chief Executive Officer and Chief Financial Officer, and other persons responsible for preparing such reports so that such information may be recorded, processed, summarized and reported in a timely manner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes and preparation of financial statements in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in managements’ evaluation during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Shareholders to be filed with the SEC under the headings “Board of Directors and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 11. Executive Compensation.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Shareholders to be filed with the SEC under the headings “Executive Compensation” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Shareholders to be filed with the SEC under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Shareholders to be filed with the SEC under the headings “Related Person Transactions” and “Corporate Governance Matters” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Shareholders to be filed with the SEC under the headings “Independent Registered Public Accounting Firm Fee Information” and “Audit Committee Pre-Approval Policy” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in a separate section of this Report beginning on page 33:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012;
•	Consolidated Balance Sheets as of December 31, 2013 and 2012;
•	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013 and 2012;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and
•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

The following financial statement schedule is included in a separate section of this Report on page 54:

•	Valuation and Qualifying Accounts and Reserves

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PokerTek, Inc.
Matthews, North Carolina

We have audited the accompanying consolidated balance sheets of PokerTek, Inc. and subsidiaries (“PokerTek” or the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of PokerTek listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PokerTek and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP
Charlotte, North Carolina
March 21, 2014

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$415,533	$235,757
Accounts receivable, net	793,949	794,769
Inventory	869,631	1,177,127
Prepaid expenses and other assets	90,314	66,988
Total current assets	2,169,427	2,274,641

Long-term assets:
Inventory	545,070	165,823
Gaming systems, net	1,224,931	1,693,051
Property and equipment, net	27,724	26,967
Other assets	110,740	171,498
Total long-term assets	1,908,465	2,057,339
Total assets	$4,077,892	$4,331,980

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$243,960	$274,609
Accrued liabilities	310,126	569,404
Deferred revenue	20,051	42,266
Long-term debt, current portion	70,822	59,571
Total current liabilities	644,959	945,850

Long-term liabilities:
Long-term liability	167,523	219,494
Long-term debt	169,607	240,429
Total long-term liabilities	337,130	459,923
Total liabilities	982,089	1,405,773
Commitments and contingencies
Common stock subject to rescission	-	71,183
Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and outstanding

Common stock, no par value per share; authorized 100,000,000	-	-
shares, issued and outstanding 9,363,434 and 8,625,498 shares at
December 31, 2013 and December 31, 2012, respectively
Additional paid-in capital	50,355,908	49,481,922
Accumulated deficit	(47,260,105)	(46,626,898)
Accumulated other comprehensive loss, net	-	-
Total shareholders' equity	3,095,803	2,855,024
Total liabilities and shareholders' equity	$4,077,892	$4,331,980
The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
	Years Ended December 31,
	2013	2012
Revenue
License and service fees	$4,850,375	$4,367,132
Sales of systems and equipment	696,320	810,147
Total revenue	5,546,695	5,177,279
Cost of revenue	1,527,740	1,419,351
Gross profit	4,018,955	3,757,928
Operating expenses:
Selling, general and administrative	3,583,332	3,403,366
Research and development	678,817	679,431
Share-based compensation expense	300,615	351,996
Depreciation	9,432	13,267
Total operating expenses	4,572,196	4,448,060
Operating loss	(553,241)	(690,132)
Interest expense, net	38,191	69,351
Net loss from continuing operations before income taxes	(591,432)	(759,483)
Income tax provision	42,310	86,908
Net loss from continuing operations	(633,742)	(846,391)
Income (loss) from discontinued operations	535	52,263
Net loss	$(633,207)	$(794,128)

Other comprehensive loss:
Adjustments to net loss	-	-
Comprehensive loss	$(633,207)	$(794,128)

Net loss from continuing operations per common share - basic and diluted	$(0.07)	$(0.11)
Net income (loss) from discontinued operations per common share - basic and diluted	-	0.01
Net loss per common share - basic and diluted	$(0.07)	$(0.10)
Weighted average common shares outstanding - basic and diluted	9,160,624	7,973,609
The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Par Value
Balance, December 31, 2011	7,490,124	$-	$48,368,283	$(45,832,770)	$-	$2,535,513
						-
Issuances of common stock, net	1,148,295		785,385	-	-	785,385
Share-based compensation, net	(12,921)		399,437	-	-	399,437
Common stock subject to rescission			(71,183)			(71,183)
Net loss	-		-	(794,128)	-	(794,128)
Balance, December 31, 2012	8,625,498	$-	$49,481,922	$(46,626,898)	$-	$2,855,024

Issuances of common stock, net	622,900		591,088			591,088
Share-based compensation, net	20,000		300,615			300,615
Common stock subject to rescission			71,183			71,183
Share settlements of restricted stock awards and restricted stock units	95,036		(88,900)			(88,900)
Net loss				(633,207)		(633,207)
Balance, December 31, 2013	9,363,434	$-	$50,355,908	$(47,260,105)	$-	$3,095,803
The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(633,207)	$(794,128)
Net income (loss) from discontinued operations	(535)	(52,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	771,724	751,832
Share-based compensation expense	300,615	351,996
Provision for doubtful accounts and other receivables	201,687	123,214
Changes in assets and liabilities:
Accounts and other receivables	(200,867)	(186,382)
Prepaid expenses and other assets	37,433	88,111
Inventory	(71,750)	419,856
Gaming systems	(294,172)	(1,327,283)
Accounts payable and accrued expenses	(224,611)	20,994
Deferred revenue	(22,215)	(238,817)
Net cash used in operating activities from continuing operations	(135,898)	(842,870)
Net cash provided by operating activities from discontinued operations	535	68,727
Net cash used in operating activities	(135,363)	(774,143)

Cash flows from investing activities:
Purchases of property and equipment	(10,190)	(1,378)
Net cash used in investing activities	(10,190)	(1,378)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	384,900	405,049
Repayments of long-term debt	(59,571)	-
Net cash provided by financing activities	325,329	405,049
Net increase (decrease) in cash and cash equivalents	179,776	(370,472)
Cash and cash equivalents, beginning of year	235,757	606,229
Cash and cash equivalents, end of period	$415,533	$235,757

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$35,450	$66,587
Income taxes	46,412	49,645

Non-cash transactions:
Amortization of commitment fee issued in common stock	$-	$44,223
Issuance of common stock for debt cancellation	-	400,000
Shares of Common Stock issued in settlement of litigation	117,288	-
The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1. Nature of Business and Basis of Presentation

PokerTek, Inc. (the “Company”) and its subsidiaries are engaged in developing, manufacturing and marketing of electronic table games and related products for casinos, cruise lines, racinos, card clubs and lotteries worldwide.

These consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, including PokerTek Mexico S DE RL DE CV and PokerTek Canada, Inc. They have been prepared by the Company in accordance with accounting principles generally accepted in the United States. The financial statements of the Company’s foreign subsidiary are measured using the U.S. dollar as the functional currency. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Receivables and allowance for doubtful accounts. The Company monitors its exposure for credit losses on its customer receivable balances and the credit worthiness of its customers on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience and aging of accounts. As of December 31, 2013 and December 31, 2012, the Company recorded an allowance for doubtful accounts of $117,000 and $185,700, respectively. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

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

Research and development. Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations, except when certain qualifying expenses are capitalized. Capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. Our research and development expenses were $0.7 million and $0.7 million during the fiscal years ended December 31, 2013 and December 31, 2012, respectively, consisting primarily of internal product development salaries and expenses and costs related to third-party engineering, prototyping and product testing.

Advertising. Advertising and promotional costs are expensed as incurred. Advertising costs for the years ended December 31, 2013 and 2012 were $800 and $16,500, respectively.

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

Revenue recognition. The Company derives its revenue primarily from the lease or sale of its electronic gaming tables and from maintenance, installation and support services related to those products. The Company accounts for revenue using the guidance in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and recognizes revenue only when all of the following criteria have been satisfied:

• persuasive evidence of an arrangement exists
• delivery has occurred
• the customer’s price is fixed and determinable; and
• collectability is reasonably assured.

The Company’s arrangements with its customers generally include a combination of hardware, software and services. The Company also follows the guidance in ASU No. 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amended industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. ASU 2009-13 amended the accounting for multiple-deliverable arrangements to provide guidance on how the deliverables in an arrangement should be separated and requires revenue to be allocated using the relative selling price method.

For contracts considered multiple-deliverable arrangements, the Company evaluates each deliverable to determine whether they represent a separate unit of accounting. The delivered item constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered items where performance of the undelivered item is not considered probable and substantially in the Company’s control. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered items and revenue recognition is determined for the combined unit as a single unit of accounting. The Company determines the allocation of arrangement consideration at inception on the basis of each unit’s relative selling price.

The Company’s multiple-deliverable product offerings generally include both the sale and lease of gaming system hardware with embedded software, and the provision of professional services and post contract services (“PCS”). The gaming system hardware and the embedded software are considered a single unit of accounting on a combined basis as the software is essential to the functionality of the hardware, and the software is never sold separately from the hardware. The professional services and PCS are each considered separate units of accounting.

When a sale or lease arrangement contains multiple deliverables, the Company allocates revenues to each unit of accounting based on the selling price hierarchy specified in ASC Topic 605:

•
Vendor specific objective evidence (“VSOE”). When available, VSOE must be used to determine the selling price of a deliverable. The Company has not been able to establish VSOE for its deliverables as it does not sell its products separately regularly and/or has only a limited sales history.

•
Third-party evidence (“TPE”). When VSOE is not available, the Company then determines whether TPE is available. TPE is determined based on competitor prices for similar deliverables when sold separately. The Company is unable to reliably determine and verify the pricing of similar competitor products on a stand-alone basis and has not been able to establish TPE for its deliverables.

•
Best estimate of selling price (“BESP”). When TPE is not available, then the BESP is used. AS the Company has not established VSOE or TPE for its deliverables, it uses BESP in its allocation of the arrangement consideration for contracts.

The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for product or service considering multiple factors and data points, including, but not limited to, internal costs, gross margin objectives and pricing practices when products are sold with other deliverables. Market conditions and competitive factors are taken into account in determining the Company’s pricing practices. The Company limits the amount of revenue recognized for delivered items to the amount of BESP that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

For the Company’s sales of gaming systems with multiple deliverables, revenue is generally recognized for the hardware and embedded software unit of accounting at time of delivery based on the relative selling price method (using BESP). Revenue related to professional services (installation and training) is recognized as those services are delivered, which usually occurs at or near the time of delivery of the gaming system (i.e., the hardware and embedded software unit of accounting). Revenue allocated to PCS services is recognized as those services are delivered on a ratable basis over the PCS term. Revenue recognized from the delivery of gaming systems and installation and training services are limited to those amounts that are not contingent upon the delivery of future PCS or other services.

The Company’s lease arrangements are generally accounted for as operating leases as the terms are typically less than 75% of the economic life of the leased product, they do not contain bargain purchase options, transfer of ownership or have minimum lease payments greater than 90% of the fair value of the leased equipment. Otherwise, the lease arrangements would be accounted for as capital leases. For lease arrangements containing multiple deliverables, revenue from fixed-fee leases of hardware and embedded software is generally recognized on a straight-line basis over the contract term. For leases with participation features, where consideration varies based on the monthly amount of revenue earned by the customer, revenue is generally recognized on a monthly basis as the lease price for each period becomes fixed and determinable. To the extent that installation and training services are provided in a lease arrangement, those professional services are treated as separate units of accounting and the allocated amounts are recognized as those services are delivered, limited to the amount that is not contingent upon the delivery of future services.

If a customer initially leases gaming systems and subsequently purchases that leased equipment, revenue is recorded on the effective date of the purchase agreement and when all other relevant revenue recognition criteria have been met.

In addition to selling multiple-deliverable arrangements, the Company also occasionally sells certain products and services on a stand-alone basis such as the sale of complete gaming system with no services (a rare occurrence), the sale of spare parts, and of other peripheral equipment separately from the delivery of other products and services under multiple-deliverable arrangements. Regardless of whether a transaction is a multiple-deliverable transaction subject to ASU 2009-13 and ASU 2009-14 or a stand-alone transaction, revenue is recognized only when persuasive evidence of an arrangement exists, shipment has occurred, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. If customer arrangements require formal notification of acceptance by the customer, revenue is recognized upon meeting such acceptance criteria.

The Company makes judgments and uses estimates in recognizing revenue, include the allocation of proceeds from multiple-deliverable arrangements to individual units of accounting, the determination of BESP, the estimated useful lives of its gaming systems, and the appropriate timing or deferral of revenue recognition.

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

Earnings (loss) per share. The Company computes earnings (loss) per share (“EPS”) in accordance with generally accepted accounting principles which require presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted net loss per share was the same as basic net loss per share for all periods presented, since the effects of any potentially dilutive securities are excluded as they are antidilutive due to the Company’s net losses. The following were excluded from the computation of diluted net loss per share for 2013 and 2012 as their inclusion would be antidilutive:

•	Stock options to purchase 724,703 shares of common stock as of both December 31, 2013 and December 31, 2012;
•	253,312 and 356,000 restricted stock units as of December 31, 2013 and December 31, 2012, respectively; and
•	60,000 common stock purchase warrants as of both December 31, 2013 and December 31, 2012.

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

Subsequent Events. Management has evaluated all events and transactions that occurred from January 1, 2014 through the date these consolidated financial statements were issued for subsequent events requiring recognition or disclosure in the financial statements.

        Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU No. 2013-05”) which permits companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. ASU No. 2013-05 is effective for annual reporting periods beginning on or after December 15, 2013. The Company does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)” (“ASU No. 2013-11”) to provide explicit guidance and eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013. The Company does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

Recently issued accounting pronouncements adopted in the current year

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU No. 2011-11") to require new disclosures about offsetting assets and liabilities which requires an entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU No. 2011-11 is for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted this guidance as of January 1, 2013 with no significant impact on its consolidated results of operations, financial condition and cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”) to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012. The Company adopted this guidance as of January 1, 2013 with no significant impact on its consolidated results of operations, financial condition and cash flows

        Fair Value Measurements

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

Note 2. Operations and Liquidity Management

Historically, the Company has incurred net losses and used cash from financing activities to fund its operations in each annual period since inception. Over the past four years, the Company refocused its business strategies, significantly improved its margins, and reduced its operating expenses, while also expanding its growth opportunities and significantly improving its operating results. The Company also closed several equity transactions, reduced its long-term debt, and renewed its credit facility to improve its liquidity and provide capital to grow its business.

As of December 31, 2013, the Company’s cash balance was $415,500 and cash available under its credit line was $470,000. Cash used in operations for the year ended December 31, 2013 was $135,363 including inventory purchases. The level of additional cash needed to fund operations and the Company’s ability to conduct business for the next year is influenced primarily by the following factors:

•	the level of investment in development and approval of new products, entry into new markets, and investments in regulatory approvals;
•	its ability to control growth of operating expenses as it grows the business and expands with new products in new markets;
•	its ability to negotiate and maintain favorable payment terms with customers and vendors;
•	its ability to access the capital markets and maintain availability under its credit line;
•	demand for its products, and the ability of its customers to pay on a timely basis; and
•	general economic conditions as well as political events and legal and regulatory changes.

The Company’s operating plans for 2014 include placing existing inventory, entering new markets, commercializing new products and accelerating revenue growth while controlling operating expense and working capital levels. As the Company executes its growth plans, it intends to carefully monitor the impact of growth on its working capital needs and cash balances.

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

The results of operations and related non-recurring costs associated with the amusement business have been presented as discontinued operations for all periods. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets. The statements of operations for the discontinued operations for the years ended December 31, 2013 and 2012 consisted of the following:

	Years Ended
	December 31,
	2013	2012

Revenue	$535	$151,555
Cost of revenue	-	88,312
Gross profit	535	63,243
Operating expenses	-	10,980
Net income from discontinued operations	$535	$52,263

Operating expenses of discontinued operations consist primarily of selling expenses, shipping charges, bad debts, and product certification expenses.

The Company has completed the disposition of the assets of its discontinued operation and does not expect to realize additional income or loss or cash flows from discontinued operations in future periods.

Note 4. Accounts Receivable

Accounts receivable at December 31, 2013 and 2012 consist of the following:

	December 31,	December 31,
	2013	2012

Accounts receivable	$910,920	$980,438
Allowance for doubtful accounts	(116,971)	(185,669)
Accounts receivable, net	$793,949	$794,769

Note 5. Inventory

Inventory at December 31, 2013 and 2012 consist of the following:

	December 31,	December 31,
	2013	2012

Raw materials and components	$1,182,150	$1,227,914
Gaming systems in process	331,536	193,515
Finished goods	116,114	100,060
Reserve	(215,099)	(178,539)
Inventory, net	$1,414,701	$1,342,950

Note 6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets at December 31, 2013 and 2012 consist of the following:

	December 31,	December 31,
	2013	2012

Prepaid expenses	$62,924	$37,280
Other	27,390	29,708
Prepaid expenses and other assets	$90,314	$66,988

Deferred licensing fees, net	$60,560	$121,318
Other	50,180	50,180
Other assets	$110,740	$171,498

Note 7. Gaming Systems

Gaming systems at December 31, 2013 and 2012 consist of the following:

	December 31,	December 31,
	2013	2012
Gaming systems	$6,716,864	$7,210,226
Less: accumulated depreciation	(5,491,933)	(5,517,175)
Gaming systems, net	$1,224,931	$1,693,051

Note 8. Property and Equipment

Property and equipment at December 31, 2013 and 2012 consist of the following:

	December 31,	December 31,
	2013	2012

Equipment	$462,404	$458,094
Leasehold improvements	208,387	202,508
Capitalized software	157,067	157,067
	827,858	817,669
Less: accumulated depreciation	(800,134)	(790,702)
Property and equipment, net	$27,724	$26,967

Capitalized software consists of purchased software, consulting and capitalized internal costs related to the purchase and implementation of an internal-use enterprise resource management system. Accumulated depreciation on capitalized software was $157,067 at December 31, 2013 and 2012.

Note 9. Accrued Liabilities

Accrued liabilities at December 31, 2013 and 2012 consist of the following:

	December,	December 31,
	2013	2012

Accrued legal settlement	$-	$175,000
Inventory received, not invoiced	156,075	220,670
Other liabilities and customer deposits	154,051	173,734
Accrued liabilities	$310,126	$569,404

Note 10. Debt

The Company’s outstanding debt balances as of December 31, 2013 and 2012 consist of the following:

	December 31,	December 31,
	2013	2012

SVB Credit Facility	$-	$-
Founders' Loan	240,429	300,000
Total debt	240,429	300,000
Current portion of debt	70,822	59,571
Long-term portion of debt	$169,607	$240,429

SVB Credit Facility.  We maintain a credit facility with Silicon Valley Bank to support our working capital needs (the “SVB Credit Facility”). As of February 27, 2014, we entered into the “Seventh Amendment to Loan and Security Agreement”, which extended the maturity date for the facility to January 14, 2015. Maximum advances are determined based on the composition of our eligible accounts receivable and inventory balances with a facility limit of $625,000. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%.

Based on the Company’s accounts receivable and inventory levels on December 31, 2013, as of such date cash available under the SVB Credit Facility was approximately $470,000 with no amounts outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of December 31, 2013, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan (described below).

        As of December 31, 2013, there were no amounts drawn under the SVB Credit Facility.

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

The principal balance of the debt outstanding under the Founder’s Loan has been reduced through a series of transactions since 2008. On July 23, 2012, the Company entered into the Second Loan Modification Agreement (the “Second Loan Modification Agreement”) which amended and modified the terms of the Note Purchase Agreement, as previously amended. Pursuant to the Second Loan Modification Agreement $100,000 of the outstanding principal balance of the Founders’ Loan was converted into 133,334 shares of common stock, reflecting a conversion price of $0.75 per share, the closing price of a share of common stock on Friday, July 20, 2012, as reported by the NASDAQ Capital Market.

On September 18, 2012, the Company issued 405,405 shares of its common stock to Gehrig H. White in full satisfaction of the entire outstanding principal balance of Mr. White’s share of the Founders’ Loan, which at the time of issuance of the shares, was $300,000. The shares were valued at $0.74 per share, which represented the consolidated closing bid price per share on the NASDAQ Capital Market on September 17, 2012. As a result of the modifications described above, the unpaid principal balance of the Founders Loan at December 31, 2013 was $240,429. The outstanding principal balance of the Founders Loan, and the interest accruing thereon, is payable as follows:

(i)
Beginning February 1, 2013 and the first day of each calendar month thereafter until January 1, 2017, the Company will make monthly payments of interest and principal in the amount of $7,465.51, the amount required to fully amortize the remaining principal balance and the accrued interest thereon over 48 months. In the event of a prepayment, the monthly amount would be recalculated.

(ii)	The remaining principal balance of the note and all accrued but unpaid interest thereon is finally due and payable on December 31, 2016.

As of December 31, 2013, the carrying value of the Founders’ Loan was $240,429 and its approximately fair value was $250,000. During 2013 and 2012, the Company made $24,925 and $54,912, respectively, in aggregate interest payments in cash.

Note 11. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 96% of their annual compensation, subject to annual limitations established by the Internal Revenue Service. The Company matches the contributions equal to 100% on the first 3% of the deferral and 50% on the deferral from 3% to 5%. For the years ended December 31, 2013 and 2012, the Company’s expenses related to the plan were $47,900 and $48,900, respectively.

Note 12. Shareholders’ Equity

Common and Preferred Stock

Common Stock. There are 100,000,000 authorized shares of the Company’s common stock of which 9,363,434 and 8,625,498 were outstanding as of December 31, 2013 and December 31, 2012, respectively.

Private Placement Transactions

During August 2012, the Company entered into binding subscription agreements with unaffiliated accredited investors pursuant to which such investors have agreed to purchase approximately $240,000 worth of “restricted” shares of the Company’s common stock at a price equal to 90% of the consolidated closing bid price of a share of common stock as reported on the NASDAQ Capital Market on the last trading day immediately preceding the closing date of the transaction. These transactions were completed in the quarter ended September 30, 2012. There was no placement agent or other intermediary involved in this private placement transaction and the Company is not obligated to register the shares of common stock to be issued to the investors.

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

LPC Transaction

In 2010 the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital, LLC (“LPC”). From 2010 through 2012, the Company sold and/or issued an aggregate of 798,373 shares of its common stock and a warrant to purchase an additional 40,000 shares of its common stock at $2.75 per share at any time prior to December 29, 2015, to LPC for an aggregate of $764,594, including 263,511 shares sold in 2012 for gross proceeds of $189,608. The warrant contains a call provision exercisable by the Company in the event the Company’s common stock trades above $7.50 per share for 20 consecutive days. As of December 31, 2013 and 2012, all of the shares covered by the registration statement remained had been issued thereunder

Warrants

As of December 31, 2013, the following common stock purchase warrants were outstanding:

•	20,000 common stock warrants at an exercise price of $2.50 with an expiration date of March 31, 2015 issued in connection with a private placement in May 2010; and

•	40,000 common stock warrants at an exercise price of $2.75 with an expiration date of December 29, 2015 issued in connection with the LPC transaction.

Preferred Stock. There are 5,000,000 authorized shares of preferred stock, none of which are outstanding as of December 31, 2012 and December 31, 2011.

Stock Incentive Plans

The Company’s shareholders have approved stock incentive plans, authorizing the issuance of stock option, restricted stock, restricted stock units (RSU), and other forms of equity compensation. Pursuant to the approved stock incentive plans 617,559 shares remained available for future grant as of December 31, 2013. The Company has historically issued stock options and restricted shares as compensation, although it has the authority to use other forms of equity compensation instruments in the future.

Principal assumptions used in determining the fair value of option awards include the following: (a) expected future volatility for the Company's stock price, which is based on the Company’s historical volatility, (b) expected dividends, (c) expected term and forfeiture rates, based on historical exercise and forfeiture activity, and (d) the risk-free rate is the rate on U.S. Treasury securities with a maturity equal to, or closest to, the expected life of the options. The assumptions used to determine the fair value of option awards for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Expected Volatility	94% - 97%	95% - 97
Expected Dividends	0	0
Expected Term	6 yrs	6 yrs
Risk-free Rate	0.82% - 1.60%	0.67% - 1.02

A summary of stock option activity and changes during the year for the year ended December 31, 2013 is as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Stock Options
Outstanding at December 31, 2012	724,720	$4.68
Granted	-	-
Exercised	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2013	724,720	$4.68	5.5	$(2,696,100)

Exercisable at December 31, 2013	701,996	$4.43	5.5	$(2,436,600)

No options were granted in 2013. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was zero, as there was no option exercise activity during those periods.

A summary of the status of non-vested options as of December 31, 2013, and changes during the year ended December 31, 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	70,777	$1.04
Granted	-	-
Forfeited	-	-
Vested	(48,054)	1.15
Balance at December 31, 2013	22,723	$0.73

As of December 31, 2013, there was $7,000 of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted-average period of 11.70 months. The amount of related expense calculated using the Black-Scholes option pricing model and recognized in 2013 and 2012 was $301,000 and $352,000, respectively. The total fair value of options vested during the years ended December 31, 2013 and 2012 was $1,458,000 and $1,406,000, respectively. The total intrinsic value of vested options as of December 31, 2013 and 2012 was $0.

A summary of restricted stock activity and changes during the year ended December 31, 2013 is as follows:

		Weighted Average
Restricted Stock	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2012	125,000		$106,250
Granted	-		-
Vested	(125,000)		(106,250)
Forfeited	-		-
Nonvested at December 31, 2013	-	-	$-

The grant date fair value of restricted stock is based on the closing market price of the stock at the date of grant. Compensation cost is amortized to expense on a straight-line basis over the requisite service periods, which ranged from zero to two years. As of December 31, 2013, there was $0 of unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of nine months.

A summary of RSU activity and changes during the year ended December 31, 2013 is as follows:

		Weighted Average
Restricted Stock Units (RSU's)	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2012	356,000		$267,000
Granted	85,000		63,750
Vested	(187,688)		(140,766)
Forfeited	-		-
Nonvested at December 31, 2013	253,312	0.8	$189,984

The grant date fair value of restricted stock units is based on the closing market price of the stock at the date of grant. Compensation cost is amortized to expense on a straight-line basis over the requisite service periods, which ranged from eighteen to twenty-four months. As of December 31, 2013, there was $121,141 of unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of approximately twenty months.

Note 13. Income Taxes

The total income tax expense (benefit) provided on pretax income and its significant components were as follows:

	2013	2012
Current tax expense:
Federal	$-	$-
State	-	-
Foreign	42,310	86,908
	42,310	86,908
Deferred tax expense (benefit):
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total income tax expense (benefit):
Federal	-	-
State	-	-
Foreign	42,310	86,908
	$42,310	$86,908

A reconciliation of the statutory federal income tax expense (benefit) at 34% to loss before income taxes and the actual income tax expense (benefit) is as follows:

	2013	2012
Federal statutory income tax benefit	$(102,581)	$(270,003)
Increases (reductions) in taxes due to:
Nondeductible stock-based compensation	(48,404)	55,307
State taxes, net of federal benefit	159,011	(69,142)
Change in valuation allowance	(393,282)	(31,330)
Imputed Interest Income	69,205
Other	131,882	(55,718)
Adjustment to NOL carryovers	184,169	370,886
Foreign income tax	42,310	86,908
Income tax expense	$42,310	$86,908

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the consolidated financial statements include the following amounts:

	2013	2012
Deferred tax asset:
Start-up costs capitalization	$73,210	$85,592
Loss carryforwards	11,200,108	11,583,968
Depreciation	1,516,881	1,626,090
Tax credit carryforwards	563,358	521,048
Share-based compensation expense	201,475	227,726
Accounts receivable	42,222	67,907
Inventory	761,323	646,970
Deferred costs	25,127
Other	3,176	10,029
	14,386,880	14,769,330

Deferred tax liability:
Prepaid expenses	(16,475)	(5,643)
	(16,475)	(5,643)

	14,370,405	14,763,687
Less valuation allowance	(14,370,405)	(14,763,687)
Net deferred tax asset	$-	$-

As of December 31, 2013 and December 31, 2012, the Company has federal net operating loss carryforwards of approximately $28,810,000 and $30,365,000, respectively, North Carolina net economic loss carryforwards of approximately $13,803,000 and $14,395,000, respectively and other state net operating losses in the amounts of approximately $1,147,000 and $1,397,000, respectively. Included in the federal net operating loss carryforward is a deduction for the exercise of nonqualified stock options. However, the net operating loss attributable to the excess of the tax deduction for the exercised nonqualified stock options over the cumulative expense recorded in the consolidated financial statements is not recorded as a deferred tax asset. The benefit of the excess deduction of $37,000 will be recorded to additional paid in capital when the Company realizes a reduction in its current taxes payable. These carryforwards can be used to offset taxable income in future years, which expire through 2032. The Company also has research and experimentation tax credit carryforwards for federal of approximately $419,000. These credit carryforwards may be used to offset federal income taxes in future years through their expiration in 2027.

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has assessed its earnings history and anticipated earnings, the expiration date of the carryforwards and other factors and has determined that valuation allowances should be established against the deferred tax assets as of December 31, 2013 and 2012. The change in the valuation allowance of ($393,282) for the year ended December 31, 2013 was due to the decrease in net deferred tax assets, principally driven by decreases in deferred tax assets related to loss carryforwards.

The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012:

	2013	2012
Unrecognized tax benefits at January 1	$418,907	$418,907

Gross increases—tax positions in prior period	-	-
Gross decreases—tax positions in prior period	-	-
Gross increases—tax positions in current period	-	-
Gross decreases—tax positions in current period	-	-
Settlements	-	-

Unrecognized tax benefits at December 31	$418,907	$418,907

The Company files U.S. federal, U.S. state, Canadian and Mexican tax returns. The tax years 2008 through 2013 remain subject to examination by the IRS for U.S. federal tax purposes, as do U.S. state tax returns by the appropriate state taxing authorities, Canadian tax returns by the Canada Revenue Agency and the Mexican tax returns by the Mexican Secretariat of Finance and Public Credit.

The utilization of the Company's net operating losses may be subject to a substantial limitation should a change of ownership occur or have occurred, as defined under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation could result in the expiration of the federal and state net operating loss carryforwards before their utilization. Currently, a valuation allowance equal to the total deferred tax assets has been established. As such, any limitation resulting from the expiration of the federal or state net operating loss and credit carryforwards would have no effect on the Company’s consolidated results of operations.

Based on a §382 analysis performed internally by the Company, management believes that no change in ownership has occurred in prior periods. However, at this time, management has not obtained a formal study and would intend to do so prior to any significant utilization of the carryovers. While management does not believe a change in ownership has occurred in prior periods, if a formal study were to find that a change in ownership had in fact occurred, management estimates that the utilization of federal net operating loss and credit carryforwards could potentially be limited to approximately $100,000 to $500,000 per year over the following 19 years. If such a limitation were found to exist, at that time, the company would reduce its gross deferred tax asset and its valuation allowance related to the net operating loss and credit carryforwards to reflect the amounts that could be utilized after limitation.

Note 14. Related Party Transactions

Private Placement Transactions

During 2012, the Company completed private placement transactions in which members of the Company’s board and management purchased shares of common stock. In addition, in 2012, a board member cancelled principal due under the Founders’ Loan as the consideration for share purchases. (See Note 10 “Debt” and Note 12 “Shareholders’ Equity.”)

Office Lease

The Company currently leases its office and manufacturing facility from an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors. The entity purchased the building while the Company was already a tenant. The lease terms were negotiated on an arm’s length basis and are consistent with the rent paid by other tenants in the building and comparable market rents in the area. Rent expense recorded for the leased space for the years ended December 31, 2013 and 2012 were $135,000 and $135,000, respectively.

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

Other

On October 18, 2012, Gehrig H. White, a director, purchased a 33% interest in Gaming Equipment Rental Co., LLC (“Gaming Equipment”) a customer of the Company at that time, for an investment of $10,000 in cash. Gaming Equipment operated a charity gaming facility in Ohio and leased gaming equipment from the Company. During August 2013, Mr. White and Gaming Equipment Rental Co, LLC entered into Interest Purchase Agreement whereby Mr. White’s initial investment of $10,000 was refunded to him in full by Gaming Equipment and his ownership interest in Gaming Equipment ceased as of that date.

Revenue from Gaming Equipment of $212,760 and $148,258 was recognized for the years ended December 31, 2013 and December 31, 2012, respectively. Effective as of June 30, 2013, the Company and Gaming Equipment agreed to convert $82,055 of trade accounts receivable to an unsecured note with payments due monthly over a 24 month term. On September 7, 2013, Gaming Equipment ceased operations in response to a notice it received from the Attorney General of Ohio. The notice indicated that, in the opinion of the Attorney General of Ohio, any gaming device containing a video screen was deemed to be a slot machine under state regulatory definitions and, therefore, was not permitted under current charity gaming regulations.

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

For the year ended December 31, 2013, five customers accounted for approximately 76.7% of our total revenues from continuing operations, with one accounting for 39.0%, a second accounting for 19.8%, a third accounting for 7.2%, a fourth accounting for 6.1%, and a fifth accounting for 4.6%. The loss of any of these customers or changes in our relationship with any of them could have a material adverse effect on our business.

Revenues by geographic area are determined based on the location of the Company’s customers. For fiscal 2013 and 2012, revenues from customers outside the United States accounted for 33.0% and 23.3% of consolidated revenue, respectively. The following is revenues and long-lived assets by geographic area as of and for the years ended December 31:

	2013	2012
Revenue:
United States	$3,713,969	$3,968,865
Other Americas	1,375,728	649,818
Europe	191,065	399,933
Other International	265,933	158,663
	$5,546,695	$5,177,279

	2013	2012
Long-lived assets, end of period:
United States	$450,714	$884,929
Other America's	718,982	824,050
Europe	157,035	163,218
Other International	36,664	19,319
	$1,363,395	$1,891,516

Note 16. Commitments and Contingencies

Leases

The Company leases its corporate office and manufacturing facility. The lease requires the Company to pay insurance and maintenance. This facility is approximately 14,400 square feet and is located in Matthews, North Carolina. This facility is leased by an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors. In February 2013 the Company exercised an option to extend this lease through August 31, 2016. (See Note 14 – “Related Party Transactions.”)

During the year ended December 31, 2013, the Company, as lessor, leased a portion of the Company’s leased office space under a three-year operating lease agreement. The lease has two, one-year renewal options at rents to be determined at renewal. The lease provides that the lessee is required to make rental payments of $1,600 per month.

The Company also leases certain equipment under lease agreements with terms up to two years and storage facilities.

Information with respect to the rents to be received/paid under the leases described above is summarized as follows:

Year Ending December 31,	Contractual Operating Lease Receipts	Contractual Operating Lease Payments
2014	$19,200	$135,000
2015	19,200	135,000
2016	11,200	90,000
	$49,600	$360,000

Rent expense for the years ended December 31, 2013 and 2012 was $135,000 and $135,000, respectively. Rent income for the years ended December, 31, 2013 and 2012 was $8,000 and none, respectively.

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

The Company is not a party to any material legal proceeding as of the date hereof.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions (Chargeoffs)	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2013	$185,669	$160,659	$-	$229,357	$116,971
Year ended December 31, 2012	$146,183	$158,117	$-	$118,631	$185,669

INVENTORY RESERVE
Year ended December 31, 2013	$178,539	$48,576	$-	$12,016	$215,099
Year ended December 31, 2012	$237,297	$41,424	$-	$100,182	$178,539

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PokerTek, Inc.

Date: March 21, 2014	By:	/s/ Mark D. Roberson
Mark D. Roberson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	Mark D. Roberson	Date:	March 21,2014
Name:	Mark D. Roberson
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

/s/	Joseph J. Lahti	Date:	March 21, 2014
Name:	Joseph J. Lahti
Title:	Chairman of the Board of Directors

/s/	Gehrig H. White	Date:	March 21, 2014
Name:	Gehrig H. White
Title:	Vice Chairman of the Board of Directors

/s/	James T. Crawford, III	Date:	March 21, 2014
Name:	James T. Crawford, III
Title:	President, Secretary and Director

/s/	Lyle A. Berman	Date:	March 21, 2014
Name:	Lyle A. Berman
Title:	Director

/s/	Arthur L. Lomax	Date:	March 21, 2014
Name:	Arthur L. Lomax
Title:	Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

3.1(a)	Form of Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to Appendix A to our Definitive Schedule 14A filed on May 18, 2010).

3.2	Bylaws (as amended and restated through July 29, 2005) (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed on August 4, 2005 (No. 333-127181)).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1 filed on October 5, 2005(No. 333-127181)).

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

10.28	PokerTek, Inc. 2009 Stock Incentive Plan (incorporated by reference to Appendix A to our Definitive Schedule 14A filed on August 7, 2009).*

10.29	Third Amendment to Loan and Security Agreement, dated August 27, 2010, between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 from our Form 10-Q filed on November 15, 2010).

10.30	Amendment to the PokerTek, Inc. 2009 Stock Incentive Plan effective as of June 2, 2011 (incorporated by reference to Appendix A to our Definitive Schedule 14A filed on April 29, 2011).*

10.31	Loan Modification Agreement, dated June 2, 2011, by and among us and our founders (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on June 7, 2011).

10.32	Employment letter, dated March 4, 2014, from us to Mark D. Roberson (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K filed on March 4, 2014).*

10.33	Employment letter, dated March 4, 2014, from us to James T. Crawford (incorporated by reference to Exhibit 10.3 from Current Report on Form 8-K filed on March 4, 2014).*

10.34	Office/Warehouse Lease Amendment No. 2 between us and Crawford White Investments, LLC dated August 11, 2011 (incorporated by reference to Exhibit 10.1 from our Form 10-Q filed on August 8, 2011).

10.35	Fifth Amendment to the Loan and Security Agreement between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on November 14, 2011)

10.36	Sixth Amendment to the Loan and Security Agreement between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on February 23, 2012).

10.37	Seventh Amendment to the Loan and Security Agreement between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on March 7, 2013).

10.38	Eighth Amendment to the Loan and Security Agreement between us and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 from Current Report on Form 8-K filed on March 4, 2014).

10.39
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

10.44
Form of Loan Modification Agreement, dated as of July 23, 2012, by and among the Registrant and Gehrig White and Arthur Lomax (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on July 27, 2012).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 from our Form 10-K for the year ended December 31, 2011 filed on March 27, 2012).

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Compensatory plan or arrangement or management contract