Form 10-K/A
period 2013-12-31
POKERTEK, INC.
filed 2014-04-29
CIK 1302177

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant wasr equired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                             Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                           ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

PokerTek, Inc. (the “Company,” “PokerTek,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013 (our “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2014, to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by April 30, 2014. In addition, included with this Amendment are new Exhibits 10.45 and 10.46.

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

Table of Contens

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

Lyle A. Berman, age 72, has been a member of the Board since January 2005 and served as Chairman of the Board from January 2005 until September 2011. Mr. Berman is Chairman of the Board and Chief Executive Officer of Lakes Entertainment, Inc. (NASDAQ: LACO). He has held both positions since June 1999. Lakes Entertainment is a publicly-held company that develops and manages Native-American-owned casinos. Mr. Berman served as Chairman of the Board of Emerald Oil, Inc. (NYSE MKT: EOX), which acquires oil and gas properties, since its inception as WPTE Enterprises, Inc. in March 2002 and as its Executive Chairman since April 2005 until he retired from the board in July 2013. Mr. Berman received a B.S. degree in Business Administration from the University of Minnesota.

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

James T. Crawford, III, age 52, is a co-founder of PokerTek and has served as our President, Secretary, and member of the Board since our inception in August 2003.

Mr. Crawford brings operating and sales experience to PokerTek as a result of his professional experiences. These experiences and Mr. Crawford’s ongoing interaction with our customers and suppliers provides the Board with industry expertise important to our business, as well as a detailed understanding of our business and operations and the economic environment in which we operate.

Joseph J. Lahti, age 53, has served on the Board since March 2006 and became Chairman of the Board in September 2011. Mr. Lahti is President of JL Holdings, through which he provides funding and management leadership to early-stage companies. He also serves on the board of Black Ridge Oil & Gas, Inc. (OTCQB: ANFC). He served on the board of Voyager Oil & Gas, Inc. from 2010 to 2012. Mr. Lahti held the positions of Chief Operating Officer, President, Chief Executive Officer, Chief Financial Officer, and Chairman at Shuffle Master, Inc., a gaming-supply company to the casino industry, between 1993 and 2002. Mr. Lahti received a B.A. degree in Economics from Harvard University.

Mr. Lahti serves as the Audit Committee financial expert. He brings executive decision-making skills, operating and management experience, expertise in finance, business development and direct gaming industry business acumen to the Board as a result of his professional experiences. These experiences provide the Board with financial and strategic planning expertise and direct industry expertise important to the oversight of our financial reporting and business strategy implementation.

Arthur L. Lomax, age 57, has been a member of the Board since our inception in August 2003. From August 2003 to July 2005, he served as our Treasurer. In 2002, he founded Carolina Classical School in Tryon, North Carolina and served as Headmaster until the school merged with another in 2007. Mr. Lomax received a B.S. degree in Business Administration from University of North Carolina at Chapel Hill.

Mr. Lomax brings executive decision-making skills; sales and business development experience; and general business acumen to the Board as a result of his professional experiences. These experiences provide the Board with general business experience important to the oversight of our business.

Gehrig H. White, age 51, is a co-founder of PokerTek and has served as a member of the Board since our inception in August 2003. He also served as our Chief Executive Officer from August 2003 until September 2007 when he became Vice Chairman of the Board. Mr. White received a B.S. degree in Computer Science from North Carolina State University and a Masters in Business Administration from Queens College.

Table of Contens

Mr. White brings executive decision-making skills, sales and business development experience, and general business acumen to the Board as a result of his technical expertise and general professional experiences. These experiences provide the Board with general business experience important to the oversight of our business.

Executive Officers

Our current executive officers are as follows:

Name	Age	Title

Mark D. Roberson	49	Chief Executive Officer, Chief Financial Officer and Treasurer
James T. Crawford, III	52	President and Secretary

Certain information with respect to our executive officers is provided below. Officers are appointed to serve at the discretion of the Board. Information regarding Mr. Crawford is included in the director profiles set forth above.

Mark D. Roberson, age 49, has been serving as our Chief Executive Officer since February 22, 2010 and has served as our Chief Financial Officer and Treasurer since October 2007. He was our Acting Chief Executive Officer from May 29, 2009 through February 22, 2010. He started his career in public accounting and was part of the team that opened the current PricewaterhouseCoopers office in Greensboro, North Carolina. Mr. Roberson also served in various financial leadership roles with LifeStyle Furnishings International, a manufacturer and distributor of home furnishings with annual revenues of $2 billion. He was a member of the management team that led the purchase of LifeStyle from Masco Corporation as well as the successful sale of the company six years later. He also obtained extensive corporate finance and operations experience with Baker & Taylor, Krispy Kreme Manufacturing & Distribution, and Curtiss-Wright Controls. Mr. Roberson is a Certified Public Accountant in the state of North Carolina.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act, our directors, officers and beneficial owners of more than 10% of our common stock are required to report their beneficial ownership of common stock and any changes in that ownership to the SEC. Officers, directors, and greater-than-10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors, and greater-than-10% stockholders were complied with during the fiscal year ended December 31, 2013.

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

AUDIT COMMITTEE

The Audit Committee is a separately-designated standing committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee operates under a written charter and is appointed by the Board to (i) assist the Board in monitoring and ensuring: (a) the integrity of our financial statements; (b) our compliance with legal and regulatory requirements; (c) the qualifications, compensation and independence of our independent registered public accounting firm; and (d) the performance of our internal audit function and our independent registered public accounting firm; (ii) prepare the report required to be prepared by the Audit Committee under SEC rules; and (iii) oversee our accounting and financial reporting processes and the audits of our financial statements. The current members of the Audit Committee are Messrs. Berman, Lahti and Lomax. Mr. Lahti serves as chairman of the Audit Committee. The Board has examined the SEC’s definition of “audit committee financial expert” and determined that Mr. Lahti satisfies this definition. A copy of this Committee’s charter is available at www.pokertek.com.

Table of Contens

Item 11.                        Executive Compensation

Overview

The Compensation Committee sets the compensation of our executive officers. Our objectives with respect to compensation of our executive officers are to: (1) link executive compensation to our business strategy execution and performance; (2) offer compensation designed to attract, retain and reward key executive officers; and (3) offer salary, cash bonus and incentive compensation pay opportunities that are competitive in the marketplace, recognize achievement of our business strategy objectives, and align the long-term interests of executive officers with those of our shareholders. The primary objectives that we consider are market penetration of product, revenue growth, and analysis of our financial performance as compared to our internal plans and projected forecasts.

The material elements of our compensation program for our Named Executive Officers are annual cash compensation and long-term incentive compensation. Our Named Executive Officers are eligible to participate in our 401(K), health and welfare benefit plans, and fringe benefit programs generally available to our other employees.

At our 2013 annual meeting of stockholders, we held a stockholder advisory vote on the compensation of our Named Executive Officers. Ninety-nine percent (99%) of the stockholder votes casted were in favor of the compensation of our Named Executive Officers (“say-on-pay”). The Compensation Committee considered the say-on-pay vote as an affirmation of our current executive compensation programs and practices with respect to our Named Executive Officers and made no significant changes to such programs and practices in response to the advisory vote of stockholders.

Compensation of Named Executive Officers

Annual Cash Compensation

The annual base salaries of our executive officers and adjustments to executive officers’ base salaries are generally based upon a subjective evaluation of the individual executive officer’s performance by the Compensation Committee. The Compensation Committee’s evaluation is based upon non-quantitative factors such as the current responsibilities of each executive officer, the compensation of similarly situated executive officers at comparable companies, the performance of each executive officer during the prior calendar year, our performance during the prior calendar year, and the recommendations submitted to the Compensation Committee. Please see the “Salary” column in the 2013. Summary Compensation Table below for the base salary amounts received by each Named Executive Officer in 2013.

At its discretion, the Compensation Committee may also recommend that cash bonuses be paid to our executive officers Messrs. Crawford and Roberson were not awarded bonus compensation during 2013.

Long-Term Equity Compensation

Our 2009 Equity Incentive Plan, which was approved by our shareholders on May 11, 2010, allows the Compensation Committee to award various forms of long-term incentive grants, including stock options, restricted stock awards, and restricted stock units. The Compensation Committee has sole discretion in selecting participants for long-term incentive grants under the plan. Messrs. Crawford and Roberson were not awarded equity-based compensation during 2013.

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

Table of Contens

Summary Compensation Table

The following table sets forth the total compensation for the years ended December 31, 2013 and December 31, 2012 of our: (i) principal executive officer, which is our Chief Executive Officer and (ii) our President, whose total compensation exceeded $100,000 (our “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus		Stock Awards (3)	Option Awards (3)	All Other Compensation (4)	Total
Mark D. Roberson	2013	$ 160,000	$ -	(1)	$ -	$ -	$ 7,680	$ 167,680
Chief Executive Officer, Chief Financial Officer and Treasurer	2012	$ 148,000	$ 32,000	(1)	$ -	$ -	$ 2,933	$ 182,933

James T. Crawford	2013	$ 160,000	$ 1,351	(2)	$ -	$ -	$ 2,300	$ 163,651
President and Secretary	2012	$ 148,000	$ 15,000	(2)	$ -	$ -	$ 4,853	$ 167,853

(1)The Board considered a discretionary bonus for Mr. Roberson in recognition of his performance leading the Company as both Chief Executive Officer and Chief Financial Officer. This discretionary bonus was based in part on the Board's evaluation of Mr. Roberson's salary in comparison with market cash compensation for executives of other companies and its evaluation of the financial performance of the Company in comparison with its operating plan. The Board approved a discretionary bonus of $32,000 for performance in 2012 that was paid in 2013. No bonus was approved or paid for 2013.

(2) The Board considered a discretionary bonus for Mr. Crawford in recognition of his performance for both securing and expanding key accounts for the Company. The Board approved a discretionary bonus of $15,000 for performance in 2012 which was paid in 2013. The Board considered and approved a discretionary bonus of $1,351 for performance in 2013 which was paid in 2014.

(3) Reflects the grant-date fair value of awards granted during the year, with fair value determined in accordance with FASB ASC Topic 718, Compensation-Stock Compensation but without reduction for estimated forfeitures. The assumptions underlying the determination of fair value of the awards are set forth in Notes 1 and 12 of our financial statements, included in our Form 10-K, as originally filed.

(4) The amounts in the All Other Compensation column consist of matching contributions to our 401(k) plan.

NARRATIVE TO SUMMARY COMPENSATION TABLE

Employment Agreements

During 2013, Messrs. Roberson and Crawford were employed pursuant to employment agreements with PokerTek. Their employment agreements were effective July 1, 2011 and had two-year terms. Mr. Crawford’s employment agreement term was extended to December 31, 2013; Mr. Roberson’s employment agreement expired June 30, 2013.

Pursuant to these agreements, Messrs. Roberson and Crawford received base salaries of $160,000 per year, subject to our right to reduce their salaries in connection with a reduction of all of our employees’ salaries.

We entered into an employment agreement with each of Mr. Roberson and Mr. Crawford for his continued employment as our chief executive and financial officer, and president, respectively on March 4, 2014 (as amended on April 22, 2014). Except as set forth below, the employment agreements with Mr. Roberson and Mr. Crawford are substantially identical and provide, inter alia, as follows:

•	Term: Messrs. Roberson and Crawford are “at will” employees.

•	Base Salary: $185,000 per annum for Mr. Roberson and $175,000 per annum for Mr. Crawford.

Table of Contens

•
RSU Grant: Mr. Roberson was awarded 300,000 Restricted Stock Units under the 2009 Stock Incentive Plan, which RSUs will fully vest in 24 months from the grant date, subject to accelerated vesting upon occurrence of a change in control of PokerTek. In the event of termination of Mr. Roberson’s employment before the RSUs are vested, the RSUs will be forfeited, unless otherwise determined by the Compensation Committee.

•
Incentive Compensation: Each of Messrs. Roberson and Crawford is eligible to receive an annual incentive bonus in an amount up to 60% and 40% of his annual base salary, respectively, to be determined at the sole discretion of our Compensation Committee.

•
Retention Incentive: Mr. Roberson is eligible to receive a retention incentive payment (“Retention Bonus”) of $185,000, which will be paid either (i) in 12 equal monthly installments beginning January 1, 2015 if he remains employed by PokerTek through December 31, 2014, (ii), if a merger, purchase or sale of PokerTek is consummated before December 31, 2014 (if the transaction constitutes a change in control for purposes of Section 409A of the Internal Revenue Code (the “Code”) and Mr. Roberson continues employment thereafter, in 12 equal monthly installments beginning upon completion of the transaction, and (iii), if such a merger, purchase or sale of PokerTek is consummated on or before December 31, 2014 and Mr. Roberson’s employment is terminated by us or if he is not offered continued employment with no material reduction in salary and therefore he elects to terminate his employment, in a lump sum upon completion of the transaction.

Mr. Crawford is eligible to receive a Retention Bonus of $100,000, which will be paid either (i), if such a merger, purchase or sale of PokerTek is consummated during 2014 or thereafter and Mr. Crawford continues employment after the transaction, in 12 equal monthly installments beginning upon completion of the transaction, and (ii), if such a merger, purchase or sale of PokerTek is consummated and Mr. Crawford’s employment is terminated by us or if he is not offered continued employment with no material reduction in salary and therefore he elects to terminate his employment, in a lump sum upon completion of the transaction.

If any of the Retention Bonus payments constitute deferrals of compensation subject to Code Section 409A, the lump sum payment following termination of employment may be delayed until the later of eighteen months after termination, or until October 22, 2015, if required under applicable Code Section 409A regulations.

•	Benefits. Each of Messrs. Roberson and Crawford is entitled to participate in any retirement plans, pension, insurance, health, disability or other benefit plan or program that is maintained by us.

We have also entered into a proprietary information and inventions agreement with each of Messrs. Roberson and Crawford that, among other things, (i) provides that each will not disclose our proprietary information to any third party during his employment with us and thereafter, and (ii) requires that each assign to us his right, title and interest to any and all inventions made or conceived during his employment with us. For a period of six months after termination of his employment, Mr. Crawford or Mr. Roberson also would be required to inform us of all inventions made or conceived by him and, for a period of six months after termination of his employment, he would be required to inform us of all patent applications filed by him or on his behalf. In addition, for a period of one year after the termination of his employment with us he will not: provide services to any of our competitors similar to those provided to us during his employment with us; solicit or attempt to solicit any of our employees, independent contractors or consultants to terminate his or her relationship with us in order to become an employee, independent contractor or consultant of another entity; or solicit or attempt to solicit any of our customers with whom he had contact as a result of his employment with us.

Table of Contens

Outstanding Equity Awards at Fiscal-Year End

The following table details all outstanding equity awards held by our Named Executive Officers at December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested

Mark D. Roberson	101,000	-		$2.03	September 11, 2019	-	$-
	30,000	-		$1.20	March 31, 2020
	20,000	-		$2.75	May 12, 2020
	33,333	6,667	(1)	$1.35	March 23, 2021

James T. Crawford	55,000	-		$2.03	September 11, 2019	-	$-
	30,000	-		$1.20	March 31, 2020
	33,333	6,667	(1)	$1.35	March 23, 2021

(1) 16.67% of the shares underlying this option vest every six months from the date of the option grant, subject to accelerated vesting upon a change of control of PokerTek.

Table of Contens

Director Compensation

The following table sets forth the total compensation for the year ended December 31, 2013 of the members of our Board.

Director Compensation Table – 2013

Name (1)	Director Fees Earned or Paid in Cash (2)		Stock Awards (3)	Option Awards (3)	Total

Joseph J. Lahti	$24,000		$-	$-	$24,000

Arthur L. Lomax	$18,000		$-	$-	$18,000

Lyle A. Berman	$18,000		$-	$-	$18,000

Gehrig H. White	$-	(4)	$-	$-	$-

(1) As of December 31, 2013, Mr. Lahti had 20,000 shares underlying presently exercisable options to purchase our common stock. As of December 31, 2013, Mr. Lomax had no shares underlying presently exercisable options to purchase our common stock. As of December 31, 2013, Mr. Berman had 80,000 shares underlying presently exercisable options to purchase our common stock. As of December 31, 2013, Mr. White had no shares underlying presently exercisable options to purchase our common stock.

(2) Fees earned in Q4-2103 were paid in 2014.

(3) Reflects the grant-date fair value of awards granted during the year, with fair value determined in accordance with FASB ASC Topic 718, Compensation-Stock Compensation but without reduction for estimated forfeitures. The assumptions underlying the determination of fair value of the awards are set forth in Notes 1 and 12 of our financial statements, included in our Form 10-K, as originally filed.

(4) For the year ended December 31, 2013, Mr. White was an employee of PokerTek. Other than his salary as an employee, he was not paid any additional fees for serving as a director on the Board.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

In December 2012, the Board reviewed and revised its compensation for 2013. Each independent director earned a $2,500 retainer and $2,000 for meetings attended per quarter. Mr. Lahti earned an additional $1,500 per quarter for his service as chairman of the Audit Committee.

In December 2013, the Board reviewed its compensation and made no changes to the arrangement for 2014.

Table of Contens

Item 12.                                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2013 relating to our equity compensation plans, under which grants of stock options, restricted stock and other rights to acquire shares of our common stock may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column(a)) (2)
	(a)	(b)	(c)

Equity compensation plan approved by security holders
Stock Options	724,720	$4.68	532,559
Restricted Stock Units	441,000	-

Equity compensation plan not approved by security holders	-	-	-

Total	1,080,720	$4.68	532,559

(1) The exercise prices for outstanding options granted to employees range from $1.20 to $29.90 per share. Restricted stock award units do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price. If the outstanding RSUs were included in the calculation (treating them in effect as options with an exercise price of zero), the weighted average exercise price would be $2.65.

(2) In addition to being available for future issuance upon exercise of stock options, our Stock Incentive Plans provide for the issuance of restricted stock awards and other stock-based awards.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2014 by (a) each person known by us to own beneficially more than five percent of the outstanding shares of our common stock, (b) each director, (c) the Named Executive Officers (as defined below under “Summary Compensation Table”) and (d) all current directors and officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of March 31, 2014 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each shareholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise noted, the address of all listed shareholders is c/o PokerTek, Inc., 1150 Crews Road, Suite F, Matthews, North Carolina 28105.

Table of Contens

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class

Directors and Executive Officers:
Gehrig H. White	1,102,736	(1)	11.78%
James T. Crawford	876,622	(2)	9.36%
Lyle A. Berman	739,715	(3)	7.90%
Joseph J. Lahti	467,919	(4)	5.00%
Mark D. Roberson	402,648	(5)	4.30%
Arthur L. Lomax	258,280		2.76%
All directors and executive officers as a group (6 persons)	3,847,920	(6)	41.10%

(1) Includes 539,976 shares of common stock owned by Mr. White and 562,760 shares of common stock owned by GHW Enterprises, LLC, which is controlled by Mr. White. Mr. White has sole voting and dispositive power with respect to all of the shares of common stock.

(2) Includes 291,459 shares of common stock and 125,000 shares underlying presently exercisable options to purchase our common stock owned by Mr. Crawford and 460,163 shares of common stock owned by Crawford Ventures, LLC, which is controlled by Mr. Crawford. Mr. Crawford has sole voting and dispositive power with respect to all of the shares of common stock.

(3) Includes 659,715 shares of common stock and 80,000 shares underlying presently exercisable options to purchase our common stock owned by the Lyle A. Berman Revocable Trust and the Lyle A. Berman IRA, for which Mr. Berman serves as trustee and with respect to which Mr. Berman has sole voting and dispositive power.

(4) Includes 447,919 shares of common stock owned by Mr. Lahti and 20,000 shares underlying presently exercisable options to purchase our common stock.

(5) Includes 211,648 shares of common stock owned by Mr. Roberson and 191,000 shares underlying presently exercisable options to purchase our common stock.

(6) Includes an aggregate of 3,431,920 shares of common stock and 416,000 shares of common stock underlying presently exercisable options.

Table of Contens

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

Related Person Transactions

Transactions with Board and Senior Management

On October 18, 2012, Gehrig H. White, a director, purchased a 33% interest in Gaming Equipment Rental Co., LLC (“Gaming Equipment”) a customer of ours at that time, for an investment of $10,000 in cash. Gaming Equipment operated a charity gaming facility in Ohio and leased gaming equipment from us. This transaction was approved by the Board. During August 2013, Mr. White and Gaming Equipment Rental Co, LLC entered into Interest Purchase Agreement whereby Mr. White’s initial investment of $10,000 was refunded to him in full by Gaming Equipment and his ownership interest in Gaming Equipment ceased as of that date. Mr. White did not receive any other payment or distributions from Gaming Equipment or an account of his ownership therein.

Revenue from Gaming Equipment of $212,760 and $148,258 was recognized for the years ended December 31, 2013 and December 31, 2012, respectively. Effective as of June 30, 2013, we and Gaming Equipment agreed to convert $82,055 of trade accounts receivable to an unsecured note with payments due monthly over a 24 month term. On September 7, 2013, Gaming Equipment ceased operations in response to a notice it received from the Attorney General of Ohio. The notice indicated that, in the opinion of the Attorney General of Ohio, any gaming device containing a video screen was deemed to be a slot machine under state regulatory definitions and, therefore, was not permitted under current charity gaming regulations.

As of September 30, 2013, we wrote off outstanding accounts and notes receivable totaling $227,198 due from Gaming Equipment as they were deemed to be uncollectible following the closure of the facility.

We entered into an employment agreement with Mr. White for his continued employment as a sales consultant for us on an “at will” basis, effective as of January 1, 2014, on March 14, 2014 (as amended on April 22, 2014). Mr. White’s employment agreement provides, inter alia, as follows:

•	Base salary: $130,000 per annum.

•
Incentive Compensation: Mr. White is eligible to receive an annual incentive bonus in an amount up to 40% of his annual base salary to be determined at the sole discretion of our Compensation Committee.

•
Retention Incentive: Mr. White is eligible to receive a Retention Bonus of $100,000, which will be paid either (i), if such a merger, purchase or sale of PokerTek is consummated during 2014 or thereafter and Mr. White continues employment after the transaction, in 12 equal monthly installments beginning upon completion of the transaction, and (ii), if such a merger, purchase or sale of PokerTek is consummated and Mr. White’s employment is terminated by us or if he is not offered continued employment with no material reduction in salary and therefore he elects to terminate his employment, in a lump sum upon completion of the transaction.

If any of the Retention Bonus payments constitute deferrals of compensation subject to Code Section 409A, the lump sum payment following termination of employment may be delayed until the later of eighteen months after termination, or until October 22, 2015, if required under applicable Code Section 409A regulations.

•	Benefits: Mr. White is entitled to participate in any retirement plans, pension, insurance, health, disability or other benefit plan or program that is maintained by us.

Table of Contens

Office Lease

We currently lease our office and manufacturing facility from an entity owned and controlled by Mr. Crawford and Mr. White. The entity purchased the building while we were already a tenant. The lease terms were negotiated and are consistent with the rent paid by other tenants in the building. Rent expense recorded for the leased space for the three months ended March 31, 2014 and for the years ended December 31, 2013 and 2012 were $33,750, $135,000 and $135,000, respectively.

In February 2013, we exercised an option to extend our lease through August 31, 2016. No other significant portions of the lease were modified. Pursuant to the lease, our monthly rent continues to be at $11,250 per month, and the provisions to allow us to buy-out the lease or reduce our space commitment, under certain circumstances, prior to the expiration of the lease remain in place.

Founders’ Loan

On March 24, 2008, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White (collectively, the “Lenders”), all of whom were founders of PokerTek and members of the Board at the time. Pursuant to the terms of the Note Purchase Agreement, the Lenders loaned $2.0 million to PokerTek (the “Founders’ Loan”). The Founders’ Loan contains no restrictive covenants and is collateralized by security interests in 18 PokerPro systems. Such security interests have been subordinated to the SVB Credit Facility.

The principal balance of the debt outstanding under the Founders’ Loan has been reduced through a series of transactions since 2008. On July 23, 2012, we entered into the Second Loan Modification Agreement (the “Second Loan Modification Agreement”) which amended and modified the terms of the Note Purchase Agreement, as previously amended. Pursuant to the Second Loan Modification Agreement $100,000 of the outstanding principal balance of the Founders’ Loan was converted into 133,334 shares of common stock, reflecting a conversion price of $0.75 per share, the closing price of a share of common stock on July 20, 2012, as reported by the NASDAQ Capital Market.

On September 18, 2012, we issued 405,405 shares of our common stock to Gehrig H. White in full satisfaction of the entire outstanding principal balance of his share of the Founders’ Loan, which at the time of issuance of the shares, was $300,000. The shares were valued at $0.74 per share, which represented the consolidated closing bid price per share on the NASDAQ Capital Market on September 17, 2012. As a result of the modifications described above, the unpaid principal balance of the Founders’ Loan at December 31, 2013 was $240,429. The outstanding principal balance of the Founders’ Loan, and the interest accruing thereon, are payable as follows:

(i)           Beginning February 1, 2013 and the first day of each calendar month thereafter until January 1, 2017, we have been making monthly payments of interest and principal in the amount of $7,465.51, the amount required to fully amortize the remaining principal balance and the accrued interest thereon over 48 months. In the event of a prepayment, the monthly amount would be recalculated.

(ii)           The remaining principal balance and all accrued but unpaid interest is finally due and payable on December 31, 2016, subject to acceleration of payment upon certain events, including upon a change in control of PokerTek..

Director Independence

In accordance with the listing standards of The NASDAQ Stock Market LLC (NASDAQ), the Board must consist of a majority of independent directors. The Board has determined that Messrs. Berman, Lahti and Lomax are independent under the NASDAQ listing standards. The Board performed a review to determine the independence of its members and made a subjective determination as to each of these independent directors that no transactions, relationships, or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed information provided by the directors and our management with regard to each director’s business and personal activities as they may relate to us and our management. Each of the members of the Board’s Audit Committee, Compensation Committee and Nominating and Governance Committee also has been determined by the Board to be independent under applicable NASDAQ listing standards and, in the case of the Audit Committee, under the independence requirements established by the SEC. The independent directors meet in executive session at least quarterly.

Table of Contens

Item 14.                        Principal Accounting Fees and Services

Disclosure about Fees

The following table shows the aggregate fees that we paid or accrued for the audit and other services provided by McGladrey & Pullen, LLP for fiscal years 2013 and 2012.

	2013	2012
Audit Fees	$136,580	$150,700
Audit-Related Fees	-	-
Tax Fees	13,340	30,430
All Other Fees	-	-
Total	$149,920	$181,130

Audit Fees. This category includes fees for (i) the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q; and (ii) services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees: This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under the caption “Audit Fees.” We did not pay any audit-related fees to McGladrey & Pullen, LLP for the fiscal years 2013 and 2012.

Tax Fees. This category consists of professional services rendered by McGladrey & Pullen, LLP for tax compliance, planning, return preparation, research, and advice.

All Other Fees. This category includes the aggregate fees for products that are not reported under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.” We did not pay any other fees to McGladrey & Pullen, LLP for the fiscal years 2013 and 2012.

The Audit Committee has considered the compatibility of the non-audit-related services performed by and fees paid to McGladrey LLP in fiscal years 2013 and 2012 and the proposed non-audit related services and proposed fees for fiscal years 2013 and 2012 and the possible effect of the performance of such services and payment of such fees on the independence of McGladrey LLP. All audit and non-audit services were approved by the Audit Committee either specifically or in accordance with the Audit Committee’s pre-approval policies and procedures prior to such services being rendered.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy that requires the Audit Committee to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm (and any non-audit service provided by any other accounting firm) prior to the performance of each such service.

Table of Contens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POKERTEK, INC.

Date: April 28, 2014
By: /s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer

Table of Contens

EXHIBIT INDEX

Exhibit No.	Description

10.45*	April 22, 2014 Amendment to Employment Letter Dated March 4, 2014 between PokerTek, Inc. and Mark Roberson.

10.46*	April 22, 2014 Amendment to Employment Letter Dated March 4, 2014 between PokerTek, Inc. and James Crawford.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement or management contract