Form 10-Q
period 2014-03-31
POKERTEK, INC.
filed 2014-05-15
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 14, 2014, there were 9,367,533 shares outstanding of the registrant’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
(Unaudited)
	Three Months Ended March 31,
	2014	2013
Revenue
License and service fees	$1,083,881	$1,360,670
Sales of systems and equipment	30,701	30,451
Total revenue	1,114,582	1,391,121
Cost of revenue	271,503	353,549
Gross profit	843,079	1,037,572
Operating expenses:
Selling, general and administrative	898,932	946,780
Research and development	157,950	168,427
Share-based compensation expense	61,446	70,778
Depreciation	2,416	2,323
Total operating expenses	1,120,744	1,188,308
Operating loss	(277,665)	(150,736)
Interest expense, net	8,258	10,543
Net loss from continuing operations before income taxes	(285,923)	(161,279)
Income tax provision	-	34,081
Net loss from continuing operations	(285,923)	(195,360)
Income from discontinued operations	-	535
Net loss	$(285,923)	$(194,825)

Other comprehensive loss:
Adjustments to net loss	-	-
Comprehensive loss	$(285,923)	$(194,825)

Net loss from continuing operations per common share - basic and diluted	$(0.03)	$(0.02)
Net income (loss) from discontinued operations per common share - basic and diluted	-	-
Net loss per common share - basic and diluted	$(0.03)	$(0.02)
Weighted average common shares outstanding - basic and diluted	9,363,434	8,491,315

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$576,719	$415,533
Accounts receivable, net	445,294	793,949
Inventory	825,473	869,631
Prepaid expenses and other assets	120,742	90,314
Total current assets	1,968,228	2,169,427

Long-term assets:
Inventory	645,844	545,070
Gaming systems, net	1,087,422	1,224,931
Property and equipment, net	27,767	27,724
Other assets	116,080	110,740
Total long-term assets	1,877,113	1,908,465
Total assets	$3,845,341	$4,077,892

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$208,593	$243,960
Accrued liabilities	374,800	310,126
Deferred revenue	8,556	20,051
Long-term debt, current portion	72,427	70,822
Total current liabilities	664,376	644,959

Long-term liabilities:
Long-term liability	158,752	167,523
Long-term debt	150,887	169,607
Total long-term liabilities	309,639	337,130
Total liabilities	974,015	982,089
Commitments and contingencies
Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and outstanding

Common stock, no par value per share; authorized 100,000,000	-	-
shares, issued and outstanding 9,363,434 and 9,363,434 shares at
March 31, 2014 and December 31, 2013, respectively
Additional paid-in capital	50,417,354	50,355,908
Accumulated deficit	(47,546,028)	(47,260,105)
Accumulated other comprehensive loss, net	-	-
Total shareholders' equity	2,871,326	3,095,803
Total liabilities and shareholders' equity	$3,845,341	$4,077,892

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Value
Balance, December 31, 2013	9,363,434	$-	$50,355,908	$(47,260,105)	$-	$3,095,803

Issuances of common stock, net	-	-	-	-	-	-
Share-based compensation, net	-	-	61,446	-	-	61,446
Net loss	-	-	-	(285,923)	-	(285,923)
Balance, March 31, 2014	9,363,434	$-	$50,417,354	$(47,546,028)	$-	$2,871,326

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(285,923)	$(194,825)
Net income (loss) from discontinued operations	-	(535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,869	199,419
Share-based compensation expense	61,446	70,778
Provision for doubtful accounts and other receivables	30,364	49,065
Changes in assets and liabilities:
Accounts and other receivables	318,291	196,435
Prepaid expenses and other assets	(35,768)	(60,957)
Inventory	(56,616)	54,880
Gaming systems	(18,944)	(177,256)
Accounts payable and accrued expenses	20,536	106,901
Deferred revenue	(11,495)	105,234
Net cash provided by operating activities from continuing operations	180,760	349,139
Net cash provided by operating activities from discontinued operations	-	535
Net cash used in operating activities	180,760	349,674

Cash flows from investing activities:
Purchases of property and equipment	(2,459)	-
Net cash used in investing activities	(2,459)	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	-	473,800
Repayments of long-term debt	(17,115)	(10,470)
Net cash used in financing activities	(17,115)	463,330
Net increase (decrease) in cash and cash equivalents	161,186	813,004
Cash and cash equivalents, beginning of year	415,533	235,757
Cash and cash equivalents, end of period	$576,719	$1,048,761

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$5,282	$17,361
Income taxes	-	33,291

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying consolidated financial statements are unaudited and are presented in accordance with Article 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year.

Certain prior year amounts have been reclassified in our unaudited condensed consolidated financial statements to conform with current period presentation.

Recent Accounting Pronouncements

Recently issued accounting pronouncements adopted in the current year

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU No. 2013-05”), which permits companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. ASU No. 2013-05 is effective for annual reporting periods beginning on or after December 15, 2013. The Company adopted this guidance beginning with 2014 fiscal year with no significant impact on its consolidated results of operations, financial condition and cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)” (“ASU No. 2013-11”) to provide explicit guidance and eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013. The Company adopted this guidance beginning with its 2014 fiscal year with no significant impact on its consolidated results of operations, financial condition and cash flows.

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

As of March 31, 2014, the Company’s cash balances totaled approximately $577 thousand and availability under the SVB Credit Facility (see Note 10) was approximately $307 thousand. Cash provided by operations for the three months ended March 31, 2014 was approximately $181 thousand. The level of additional capital needed to fund operations and the Company’s ability to conduct business for the next 12 months is influenced primarily by the following factors:

•	the pace of growth in the Company’s recurring-revenue gaming business, the related investments in inventory and level of spending on development and regulatory efforts;
•	the level of investment in development and approval of new products, entry into new markets, and investments in regulatory approvals;
•	its ability to control growth of operating expenses as it grows the business and expands with new products in new markets;
•	its ability to negotiate and maintain favorable payment terms with customers and vendors;
•	its ability to access the capital markets and maintain availability under its credit line;
•	demand for its products, and the ability of its customers to pay on a timely basis; and
•	general economic conditions as well as political events and legal and regulatory changes.

The Company’s operating plans as an independent company for 2014 include placing existing inventory, entering new markets, commercializing new products and accelerating revenue growth while controlling operating expense and working capital levels. As the Company executes its plans, it intends to carefully monitor the impact of growth on its working capital needs and cash balances.

On April 29, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Multimedia Games, Inc., a Delaware corporation (“Parent”), and 23 Acquisition Co., a North Carolina corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Parent, and the separate corporate existence of Merger Sub will thereupon cease, and the Company will continue as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement was unanimously approved by the Company’s Board of Directors, based on the recommendation of a Special Committee of the Board (the “Special Committee”) that was formed to evaluate and negotiate the terms of a sale of the Company. (See Note 17 – Subsequent Event). The Company believes that the Merger will also have a significant effect on its cash requirements during 2014.

The Company may seek to raise additional capital, expand its credit facility or seek additional capital sources to fund operations and merger-related expenses. The Company cannot assure you that, in the event it needs additional working capital, adequate additional working capital will be available or, if available, will be on terms acceptable to it. If the Company is unable to raise additional capital or expand its credit facilities, the Company’s ability to conduct business, complete the proposed merger and achieve its other objectives could be negatively impacted.

Note 3.                      Discontinued Operations

The statements of operations for the discontinued operations for the three months ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended
	March 31,
	2014	2013

Revenue	$-	$535
Cost of revenue	-	-
Gross profit	-	535
Operating expenses	-	-
Net income from discontinued operations	$-	$535

Note 4.                      Accounts Receivable

Accounts receivable at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013

Accounts receivable	$592,629	$910,920
Allowance for doubtful accounts	(147,335)	(116,971)
Accounts receivable, net	$445,294	$793,949

Note 5.                      Inventory

Inventory at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013

Raw materials and components	$1,164,444	$1,182,150
Gaming systems in process	297,274	331,536
Finished goods	225,239	116,114
Reserve	(215,640)	(215,099)
Inventory, net	$1,471,317	$1,414,701
Long-Term Inventory	645,844	545,070
Current Inventory	$825,473	$869,631

Note 6.                      Prepaid Expenses and Other Assets

Prepaid expenses and other assets at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013

Prepaid expenses	$89,741	$62,924
Other	31,001	27,390
Prepaid expenses and other assets	$120,742	$90,314

Deferred licensing fees, net	$65,900	$60,560
Other	50,180	50,180
Other assets	$116,080	$110,740

Note 7.                      Gaming Systems

Gaming systems at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
Gaming systems	$6,749,372	$6,716,864
Less: accumulated depreciation	(5,661,950)	(5,491,933)
Gaming systems, net	$1,087,422	$1,224,931

Note 8.                      Property and Equipment

Property and equipment at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013

Equipment	$464,863	$462,404
Leasehold improvements	208,387	208,387
Capitalized software	157,067	157,067
	830,317	827,858
Less: accumulated depreciation	(802,550)	(800,134)
Property and equipment, net	$27,767	$27,724

Note 9.                      Accrued Liabilities

Accrued liabilities at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013

Inventory received, not invoiced	164,846	156,075
Other liabilities and customer deposits	209,954	154,051
Accrued liabilities	$374,800	$310,126

Note 10.                       Debt

The Company’s outstanding debt balances as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013

SVB Credit Facility	$-	$-
Founders' Loan	223,314	240,429
Total debt	223,314	240,429
Current portion of debt	72,427	70,822
Long-term portion of debt	$150,887	$169,607

SVB Credit Facility.  The Company maintains a credit facility with Silicon Valley Bank to support its working capital needs (the “SVB Credit Facility”). As of February 27, 2014, the Company entered into the “Eighth Amendment to Loan and Security Agreement”, which extended the maturity date of the facility to January 15, 2015. Maximum advances under the SVB Credit Facility are determined based on the composition of the Company’s eligible accounts receivable and inventory balances with a facility limit of $625,000. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%.

Based on the Company’s accounts receivable and inventory levels at March 31, 2014, as of such date availability was approximately $307,000 with no amounts outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of March 31, 2014, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan (described below).

As of March 31, 2014, there were no amounts drawn under the SVB Credit Facility.

Founders’ Loan

On March 24, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White (collectively, the “Lenders”), all of whom were founders of PokerTek and members of its Board of Directors at the time. Pursuant to the terms of the Note Purchase Agreement, the Lenders loaned $2.0 million to the Company (the “Founders’ Loan”). The Founders’ Loan contains no restrictive covenants and is collateralized by security interests in 18 PokerPro systems. Such security interests have been subordinated to the SVB Credit Facility.

As of March 31, 2014, the carrying value of the Founders’ Loan was $223,314 and its approximate fair value was $231,000. During 2014 and 2013, the Company made $17,115 and $10,470, respectively, of principal payments in cash and $5,282 and $17,361, respectively, in aggregate interest payments in cash.

On April 28, 2014, the Company amended the Founder’s Loan (see Note 17 “Subsequent Events.”)

Note 11.                       Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 96% of their annual compensation, subject to annual limitations imposed by the Internal Revenue Service pursuant to the authority granted to it under Section 401(k). The Company matches the employee contributions as follows: 100% on the first 3% of the deferred amount and 50% on the next 2% of the deferred amount. For the three months ended March 31, 2014 and 2013, the Company’s expenses related to the 401K Plan were $15,050 and $11,527 respectively.

Note 12.                       Shareholders’ Equity (See Note 17 “Subsequent Events”)

Common Stock. There are 100,000,000 shares, no par value, of the Company’s common stock (“Common Stock”) authorized, of which 9,363,434 and 9,363,434 shares were outstanding as of March 31, 2014 and December 31, 2013, respectively.

Warrants

As of March 31, 2014, the following common stock purchase warrants were outstanding:

•	20,000 common stock warrants at an exercise price of $2.50 with an expiration date of March 31, 2015 issued in connection with a private placement in May 2010; and

•	40,000 common stock warrants at an exercise price of $2.75 with an expiration date of December 29, 2015 issued in connection with the LPC transaction.

Preferred Stock. There are 5,000,000 authorized shares of preferred stock, none of which were outstanding as of March 31, 2014 and December 31, 2013.

Stock Incentive Plan

The Company’s shareholders have approved stock incentive plans, authorizing the issuance of stock option, restricted stock, restricted stock units (“RSUs”) and other forms of equity compensation. Pursuant to the approved stock incentive plans, 232,559 shares remained available for future grant as of March 31, 2014. The Company has historically issued stock options and restricted shares as compensation, although it has the authority to use other forms of equity compensation instruments in the future.

Principal assumptions used in determining the fair value of option awards include the following: (a) expected future volatility for the Company's stock price, which is based on the Company’s historical volatility, (b) expected dividends, (c) expected term and forfeiture rates, based on historical exercise and forfeiture activity, and (d) the risk-free rate is the rate on U.S. Treasury securities with a maturity equal to, or closest to, the expected life of the options. The assumptions used to determine the fair value of option awards for the periods ended March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
Expected Volatility	93%	94% - 97%
Expected Dividends	0	0
Expected Term	6 yrs	6 yrs
Risk-free Rate	1.15%	0.82% - 1.60%

A summary of Stock Option activity and changes during the three months ended March 31, 2014 is as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2013	724,720	$4.68
Granted	-	-
Exercised	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2014	724,720	$4.68	5.3	$(2,630,875)

Exercisable at March 31, 2014	715,316	$4.37	5.3	$(2,377,417)

A summary of RSU activity and changes during the period ended March 31, 2014 is as follows:

		Weighted Average
Restricted Stock Units (RSUs)	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2013	253,312		$189,984
Granted	300,000		345,000
Vested	-
Forfeited	-
Nonvested at March 31, 2014	553,312	4.2	$534,984

Note 13.                       Income Tax Provisions

For the three months ended March 31, 2014 and 2013, the Company recognized a tax provision of $0 and $34,081, respectively. These provisions are based principally on the Company’s estimated foreign income tax withholding liability, which is attributable to revenues generated outside of the United States.

The effective rates for the periods ending March 31, 2014 and 2013 differ from the U.S. federal statutory rate principally due to the tax benefit arising from the Company’s net operating losses that are fully offset by the valuation allowance established against the Company’s deferred tax assets and deferred tax liabilities.

Note 14.                       Related Party Transactions

Office Lease

The Company currently leases its office and manufacturing facility from an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors. The entity purchased the building while the Company was already a tenant. The lease terms were negotiated on an arm’s length basis and are consistent with the rent paid by other tenants in the building and comparable market rents in the area. Rent expense recorded for the leased space for the three months ended March 31, 2014 and 2013 were $33,750 and $33,750, respectively (See Note 16 “Commitments and Contingencies.”).

In February 2013 the Company exercised an option to extend this lease through August 31, 2016. No other significant portions of the lease were modified, monthly rent continues at $11,250 per month, and provisions to allow the Company to buy out the lease or reduce its space commitment under certain circumstances prior to the expiration of the lease were carried forward.

Founders’ Loan

The Company has a loan outstanding with a member of its board of directors. (See Note 10 “Debt.” And Note 17 “Subsequent Events.”)

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

Revenues by geographic area are determined based on the location of the Company’s customers. For the three months ended March 31, 2014 and 2013, revenues from customers outside the United States accounted for 28.1% and 28.7% of consolidated revenue, respectively. For the three months ended March 31, 2014 and 2013 the following are the revenues and long-lived assets by geographic area:

	For Three Months Ended March 31,
	2014	2013
Revenue:
United States	$801,899	$991,707
Other Americas	268,675	371,506
Europe	32,633	15,150
Other International	11,375	12,758
	$1,114,582	$1,391,121

	March 31, 2014	December 31, 2013
Long-lived assets, end of period:
United States	$434,957	$450,714
Other America's	611,979	718,982
Europe	145,899	157,035
Other International	38,434	36,664
	$1,231,269	$1,363,395

Note 16.                       Commitments and Contingencies

Leases

The Company leases its corporate office and manufacturing facility from an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors. The lease expires on August 31, 2016. (See Note 14 – “Related Party Transactions.”) Rent expense for the three months ended March 31, 2014 and 2013 was $33,750 and $33,750, respectively. Rent income for the three months ended March, 31, 2014 and 2013 was $4,800 and none, respectively.

Legal Proceedings

The Company is subject to claims and assertions in the ordinary course of business. Legal matters are inherently unpredictable and the Company’s assessments may change based on future unknown or unexpected events.

The Company is not a party to any material legal proceeding as of the date hereof.

Note 17. Subsequent Event

Merger Agreement

On April 29, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Multimedia Games, Inc., a Delaware corporation (“Parent”), and 23 Acquisition Co., a North Carolina corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, and the separate corporate existence of Merger Sub will thereupon cease, and the Company will continue as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement was unanimously approved by the Board of Directors of the Company (the “Board”), based on the recommendation of a Special Committee of the Board (the “Special Committee”) that was formed to evaluate and negotiate the terms of a sale of the Company.

At the time the Merger becomes effective pursuant to the terms and conditions of the Merger Agreement and under North Carolina law (the “Effective Time”): (a) each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into and become one validly issued, fully paid and nonassessable share of common stock of the Surviving Corporation, (b) each share of common stock of the Company issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, Parent or Merger Sub and shares owned by shareholders of the Company who have perfected and not withdrawn a demand for appraisal rights under North Carolina law) will automatically be cancelled and converted into the right to receive $1.35 in cash, without interest (the “Merger Consideration”), and (c) each option outstanding (whether or not then vested or exercisable) that represents the right to acquire shares of Common Stock will be cancelled and terminated whereby the holder of any such option to acquire Common Stock shall receive an amount for each such option equal to the excess, if any, of (i) the Merger Consideration over (ii) the exercise price payable in respect of such share of Common Stock issuable upon exercise of such option.

The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is subject to customary conditions, including, without limitation, (a) approval by the holders of a majority of the outstanding shares of Common Stock entitled to vote on the Merger and (b) the absence of any law, order, injunction or other legal restraint prohibiting the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of the other party’s representations and warranties (subject to customary qualifiers), and (ii) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary qualifiers). In addition, the obligation of Parent and Merger Sub to consummate the Merger is conditioned upon (1) certain required consents having been obtained, (2) the receipt of certain approvals from gaming regulators, (3) holders of not more than five percent (5%) of the outstanding shares of Common Stock having exercised their appraisal rights, and (4) there not being any Company Material Adverse Effect (as defined in the Merger Agreement).

From the date of the Merger Agreement, subject to certain exceptions, the Company is subject to customary “no-shop” restrictions on its ability to solicit or respond to alternative takeover proposals from third parties, furnish information to and engage in discussions with third parties regarding alternative takeover proposals, recommend an alternative takeover proposal or enter into an agreement with respect to an alternative takeover proposal.

The Merger Agreement contains certain termination rights for the Company and Parent, including the right of the Company under certain circumstances to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement) and enter into a definitive agreement with respect thereto. Upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement to accept a Superior Proposal and enter into a definitive agreement with respect thereto, the Company is required to pay Parent a termination fee of up to $650,000. Upon termination of the Merger Agreement by the Company under certain other specified circumstances, Parent and Merger Sub are required to pay the Company a termination fee of $500,000.

The representations, warranties and covenants made in the Merger Agreement (a) have been made only for purposes of the Merger Agreement, (b) have been qualified by confidential disclosures made to Parent and Merger Sub in connection with the Merger Agreement, (c) are subject to materiality qualifications contained in the Merger Agreement which may differ from what may be viewed as material by investors, (d) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (e) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties rather than establishing matters as facts. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its Subsidiaries (as defined in the Merger Agreement) or Affiliates (as defined in the Merger Agreement). Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Company that is or will be contained in, or incorporated by reference into, Forms 10-K, Forms 10-Q and other documents that the Company files with the Securities and Exchange Commission (“SEC”).

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the SEC on April 30, 2014, and the terms of which are incorporated herein by reference.

The Board, acting upon the recommendation of the Special Committee, has approved the adoption of the Merger Agreement and consummation of the Merger and recommended adoption of the Merger Agreement and consummation of the Merger by the Company’s shareholders. The transactions contemplated under the Merger Agreement are expected to close in calendar year 2014.

Voting Agreement

As a condition to Parent entering into the Merger Agreement, on April 29, 2014, Lyle A. Berman, James T. Crawford, Joseph J. Lahti, Arthur L. Lomax, Mark D. Roberson, and Gehrig H. White, in each case as a shareholder and/or an option holder of the Company and members of the Company’s management and/or members of the Board, entered into a voting agreement with Parent (the “Voting Agreement”), whereby each shareholder party to the Voting Agreement agreed to vote all of the shares of Common Stock owned beneficially (or of record) by such shareholder, including, but not limited to, any shares of Common Stock that such shareholder has the right to vote due to any agreement, proxy or other similar right (i) in favor of adoption of the Merger Agreement and in favor of the Merger, (ii) against (A) any proposal made in opposition to adoption of the Merger Agreement or in competition or inconsistent with the Merger or any other transaction contemplated by the Merger Agreement, (B) any Company Takeover Proposal (as defined in the Merger Agreement), including a Superior Proposal, (C) any change in the management or the Board of the Company (other than as contemplated by the Merger Agreement), (D) any sale or transfer of a material amount of the assets or capital stock of the Company or any of its subsidiaries, (E) any action, matter, agreement or proposal submitted to shareholders of the Company for approval, if it could reasonably be expected that, or if such shareholder has actual knowledge that the approval of such action, matter, agreement or proposal would result in a breach of any representation, warranty, covenant or agreement or any other obligation of the Company under the Merger Agreement, and (F) any action, proposal, transaction or agreement that is intended or could reasonably be expected to impede, interfere with, delay, discourage, inhibit, postpone, or adversely affect the Merger or the other transactions contemplated by the Merger Agreement. The shareholders who are parties to the Voting Agreement own approximately 36% of the shares entitled to vote on the Merger.

Each of the shareholders has granted to Patrick J. Ramsey and Todd F. McTavish, each in his capacity as an officer of Parent, a proxy to vote all of such shareholder’s shares in accordance with the provisions of the Voting Agreement.

The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Voting Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2014, and the terms of which are incorporated herein by reference.

Founders’ Loan Modification

On April 28, 2014, the Company and Arthur L. Lomax, a director and founder of the Company, entered into an Amendment to the Second Amended and Restated 9% Secured Promissory Note (the “Second Amended and Restated Promissory Note”), Due December 31, 2016, made by the Company and held by Mr. Lomax (the “Note Modification Agreement”), to amend and restate the acceleration provision of the Second Amended and Restated Promissory Note. As amended, the outstanding principal of and accrued and unpaid interest on the Second Amended and Restated Promissory Note will automatically become immediately due and payable upon a Change in Control Transaction (as defined in the Second Amended and Restated Promissory Note). Prior to the amendment and restatement, the outstanding principal of and accrued and unpaid interest on the Second Amended and Restated Promissory Note would have automatically become immediately due and payable upon the Company’s execution of an agreement, including the Merger Agreement, that provides for a Change in Control Transaction.

The foregoing description of the Note Modification Agreement and the Second Amended and Restated Promissory Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Note Modification Agreement and Second Amended and Restated Note, a copy of which is filed as Exhibit 10.2 and Exhibit 10.44, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2014.

Litigation Related to the Merger Agreement

        A purported class action on behalf of the Company’s shareholders was filed on May 9, 2014 in the General Court of Justice, Superior Court Division in and for Mecklenburg County, North Carolina, Case No: 14CVS8300, captioned Robert Simmer, on behalf of himself and all others similarly situated, as Plaintiff, v. PokerTek, Inc., Multimedia Games Holding Company, Inc., Multimedia Games, Inc., 23Acquisition Co., James Crawford, Joe Lahti, Lyle Berman, Lou White and Arthur L. Lomax,  Defendants (the “Action”).  The Company has not received service of process in the Action.

        The Action relates to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 29, 2014, by and among PokerTek, Inc. (the “Company”), Multimedia Games, Inc., a Delaware corporation (“Parent”), and 23Acquisition Co., a North Carolina corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub shall be merged with and into the Company, and the separate corporate existence of Merger Sub shall thereupon cease, and the Company shall continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Proposed Merger Transaction”).

        The Action alleges that the Directors of the Company (the “Directors”) breached their fiduciary duties owed to the shareholders of the Company. It further alleges that Multimedia Games Holding Company, Inc., Parent and Merger Sub aided and abetted the Directors in their breach of their fiduciary duties to the shareholders of the Company.

        The Action seeks relief: (i) declaring the Action to be a class action and certifying Plaintiff as the Class representative and his counsel as Class counsel; (ii) declaring and decreeing that the Proposed Merger Transaction was entered into in breach of the fiduciary duties of the individual Defendants and is therefore unlawful and unenforceable, and rescinding and invalidating any Merger Agreement or other agreements that Defendants entered into in connection with, or in furtherance of, the Proposed Merger Transaction; (iii) enjoining, preliminarily and permanently, Defendants, their agents, counsel, employees and all persons acting in concert with them from consummating the Proposed Merger Transaction; (iv) directing the individual Defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s shareholders; (v) imposing a constructive trust, in favor of Plaintiff and the Class, upon any benefits improperly received by Defendants as a result of their wrongful conduct; (vi) awarding Plaintiff the costs and disbursements of the Action, including reasonable attorneys’ and experts’ fees; and (vii) granting such other and further equitable relief as the Court may deem just and proper.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including but not limited to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements are made under the provisions of The Private Securities Litigation Reform Act of 1995. In some cases, words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or other comparable words identify forward-looking statements. Our actual results, performance or experience may differ materially from those expressed or implied by forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related, but not limited to: the impact of global macroeconomic and credit conditions on our business and the business of our suppliers and customers, overall industry environment, customer acceptance of our products, delay in the introduction of new products, further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of permits or licenses by regulatory or governmental authorities, changes in laws and regulations affecting the gaming industry, termination or non-renewal of customer contracts, competitive pressures and general economic conditions and our financial condition, including our ability to maintain sufficient liquidity to operate our business. These and all other material risks and uncertainties known to us are described in more detail under the caption “Risk Factors” in Item 1A of Part I of the annual report on Form 10-K for the year ended December 31, 2013, that we filed on March 21, 2014, as well as other reports that we file from time to time with the Securities and Exchange Commission (“SEC”). As a result of these risks and uncertainties, the results or events indicated by these forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

As of March 31, 2014, our installed base consisted of 2,294 gaming positions worldwide, comprised of 2,150 PokerPro and 144 ProCore gaming positions. As of March 31, 2013, our install base consisted of 2,390 gaming positions deployed worldwide comprised of 2,240 PokerPro gaming positions, and 150 ProCore gaming positions.

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013.

	Three Months Ended March 31,
	2014	2013	Change
Revenue
License and service fees	$1,083,881	$1,360,670	(20.3%)
Sales of systems and equipment	30,701	30,451	0.8%
Total revenue	1,114,582	1,391,121	(19.9%)

Gross profit	843,079	1,037,572	(18.7%)
Percentage of revenue	75.6%	74.6%

Operating expenses	1,120,744	1,188,308	(5.7%)

Interest expense, net	8,258	10,543	(21.7%)
Income tax provision	-	34,081	(100.0%)

Net loss from continuing operations	(285,923)	(195,360)	(46.4%)
Net loss from discontinued operations	-	535	(100.0%)
Net loss	$(285,923)	$(194,825)	(46.8%)

Revenue. Revenue decreased by 19.9%, to $1.11 million for the three months ended March 31, 2014 as compared to $1.39 million for the three months ended March 31, 2013.

Revenue from license and service fees decreased 20.3%, as increased revenue from cruise ships as compared with the prior year period was more than offset by reductions in revenue from customers in the United States, Canada and Mexico. In the United States, revenue comparisons were impacted by the removal of gaming positions from Ohio, where we ceased doing business in September 2013, the election of a customer to buy out their leased equipment in early 2013, and the temporary removal of leased gaming positions at a customer location in connection with a facility remodeling project. Revenues from Canada and Mexico also declined with a contraction in leased gaming positions at several locations in Ontario, and a decline in game performance and related lease revenue in Mexico.

Revenue from systems and equipment sales was essentially unchanged, reflecting routine sales of miscellaneous parts and equipment during both periods.

Gross profit. Gross profit decreased by 18.7%, to $0.8 million for the three months ended March 31, 2014 from $1.0 million for the three months ended March 31, 2013. Gross profit margins increased modestly to 76% for the three months ended March 31, 2014, compared to 75% for the three months ended March 31, 2013.

Operating expenses. Operating expenses decreased 5.7%, to $1.1 million for the three months ended March 31, 2014 from $1.2 million for the three months ended March 31, 2013. Operating expenses were relatively flat overall in comparison to the prior year periods with reductions in product testing fees, travel, shipping and other operational expenses partially offset by less favorable overhead absorption and by higher state filing fees and miscellaneous taxes.

Interest expense, net. Interest expense decreased by 21.7%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The decrease is primarily attributable to reductions in the outstanding principal balance on the Founders’ Loan (defined below).

Income tax provision. Income tax provision decreased to $0 for the three months ended March 31, 2014, as compared to $34 thousand for the three months ended March 31, 2013. The income tax expenses incurred in the prior year were attributable to withholdings in foreign jurisdictions, which did not occur in the current period.

Net loss from continuing operations. Net loss from continuing operations for the three months ended March 31, 2014 increased 46.4% to a loss of $286 thousand compared to a loss of $195 thousand for the three months ended March 31, 2013. The increase in net loss from continuing operations was primarily attributable to the reduction in license and service fee revenue.

Net loss from discontinued operations. We previously completed the disposition of the discontinued operations and had no income or loss from discontinued operations for the three months ended March 31, 2014 and less than $1 thousand for the three months ended March 31, 2013. We do not expect to realize additional income or loss from discontinued operations in future periods.

Net loss. Net loss for the three months ended March 31, 2014 increased by 46.8% to $286 thousand compared to net loss of $195 thousand for the three months ended March 31, 2013. The increase in net loss from continuing operations was primarily attributable to the reduction in license and service fee revenue.

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

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2014	2013	Change
Continuing Operations:
Net cash provided by operating activities	$180,760	$349,139	$(168,379)
Net cash used in investing activities	(2,459)	-	(2,459)
Net cash used in/provided by financing activities	(17,115)	463,330	(480,445)
Net cash provided by continuing operations	161,186	812,469	(651,283)
Net cash provided by operating activities of discontinued operations	-	535	$(535)
Net increase in cash and cash equivalents	161,186	813,004
Cash and cash equivalents, beginning of period	415,533	235,757
Cash and cash equivalents, end of period	$576,719	$1,048,761

For the three months ended March 31, 2014, net cash provided by operating activities from continuing operations was $0.2 million compared to $0.3 million for the three months ended March 31, 2013. The change in cash provided by operating activities was primarily due to lower earnings from continuing operations as compared to the prior year period.

Cash used in investing activities increased to $2 thousand for the three months ended March 31, 2014 from zero in the prior year period.

Net cash provided by financing activities was a use of cash of $17 thousand for the three months ended March 31, 2014, compared to net cash provided by financing activities of $463 thousand for the three months ended March 31, 2013. Principal payments on long-term debt totaled $17 thousand for the three months ended March 31, 2014 and $10 thousand for the three months ended March 31, 2013. During 2013, we completed a private placement transaction resulting in net proceeds from financing activities.

For the three months ended March 31, 2014, net cash provided by discontinued operations was zero compared to net cash provided by discontinued operations of approximately $1 thousand for the three months ended March 31, 2013. We do not expect to realize additional cash from discontinued operations in future periods.

Operations and Liquidity Management

As of March 31, 2014, our cash balance was approximately $577 thousand and availability from the SVB Credit Facility was approximately $307 thousand. Cash provided by operations for the three months ended March 31, 2014 was approximately $181 thousand. The level of additional capital needed to fund operations and our ability to conduct business for the next 12 months is influenced primarily by the following factors:

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

Our operating plans as an independent company for 2014 include placing existing inventory, entering new markets, commercializing new products and accelerating revenue growth while controlling operating expense and working capital levels. As we execute our plans, we intend to carefully monitor the impact of growth on our working capital needs and cash balances.

On April 29, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Multimedia Games, Inc., a Delaware corporation (“Parent”), and 23 Acquisition Co., a North Carolina corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into our company, and the separate corporate existence of Merger Sub will thereupon cease, and we will continue as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement was unanimously approved by our Board of Directors, based on the recommendation of a Special Committee of the Board (the “Special Committee”) that was formed to evaluate and negotiate the terms of a sale of our company. (See Note 17 – Subsequent Event). We believe that the Merger will also have a significant effect on our cash requirements during 2014.

We may seek to raise additional capital, expand our credit facility or seek additional sources to fund operations and merger-related expenses. We cannot assure you that, in the event we need additional working capital, adequate additional working capital will be available or, if available, will be on terms acceptable to us. If we are unable to raise additional capital or expand our credit facilities, our ability to conduct business, complete the proposed merger transaction and achieve our growth objectives could be negatively impacted.

Impact of Inflation

To date, inflation has not had a material effect on our net sales, revenues or income from continuing operations.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2014:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$223,314	$72,427	$150,887	$-	$-
Operating lease obligations(2)	330,701	136,548	194,153	-	-
Purchase obligations(3)	476,166	476,166	-	-	-
Other long-term liabilities (4)	323,598	164,846	158,752	-	-
Total	$1,353,779	$849,987	$503,792	$-	$-

(1) Represents the outstanding principal amount and interest on our Founders' Loan
(2) Represents operating lease agreements for office and storage facilities and office equipment
(3) Represents open purchase orders with our vendors
(4) Represents purchase of gaming inventory from Aristocrat

Customer Dependence

For the three months ended March 31, 2014, five customers accounted for approximately 88.6% of our total revenues, with one accounting for 53.5%, a second accounting for 19.8%, a third accounting for 6.7%, a fourth accounting for 6.7%, and a fifth accounting for 1.9%. In comparison, for the three months ended March 31, 2013, five customers accounted for approximately 80.5% of our total revenues, with one accounting for 41.4%, a second accounting for 21.5%, a third accounting for 6.1%, a fourth accounting for 6.0%, and a fifth accounting for 5.5%. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements adopted in the current year

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU No. 2013-05”), which permits companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. ASU No. 2013-05 is effective for annual reporting periods beginning on or after December 15, 2013. We adopted this guidance beginning with our 2014 fiscal year with no significant impact on consolidated results of operations, financial condition and cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)” (“ASU No. 2013-11”) to provide explicit guidance and eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013. We adopted this guidance beginning with our 2014 fiscal year with no significant impact on consolidated results of operations, financial condition and cash flows.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have not been significant changes in our exposure to market risk since December 31, 2013.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Information regarding our risk factors appears in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2013, as amended. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes to the risk factors contained in our annual report except for the following additional risk-factor:

Risks related to the proposed Merger

The Merger Agreement we entered into on April 29, 2014 is subject to closing conditions and other uncertainties, many of which are outside of our control. Failure of the Merger to close may have material adverse effect upon our financial results and business operations.

On April 29, 2014, we entered into the Merger Agreement relating to the sale of PokerTek to an affiliate of Multimedia Games, Inc. The respective obligations of the parties to the Merger Agreement to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including: (i) the adoption of the Merger Agreement by our shareholders; (ii) regulatory approvals; (iii) there not being any temporary restraining order, preliminary or permanent injunction or other judgment or order issued by any governmental authority or other law, rule, legal restraint or prohibition in effect preventing, restraining or rendering illegal the consummation of the Merger; (iv) the accuracy of the representations and warranties of the parties; (v) compliance by the parties with their respective obligations under the Merger Agreement; (v) the receipt of required consents; (vi) there not having occurred a material adverse effect with respect to PokerTek; (vii) shareholders holding no more than 5% of the shares of PokerTek’s common stock having exercised appraisal rights under North Carolina law. Failure to meet these conditions, among others, could give rise to termination rights under the Merger Agreement. In certain termination events we will be required to pay a termination fee of up to $650,000, in addition to the payment of fees and expenses we will have incurred with respect to the proposed Merger.

Further, there are incremental risks and uncertainties related to the Merger Agreement and the transactions contemplated thereunder that may affect us, many of which are outside of our control, including the following:

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;
•	the inability to complete the Merger due to the failure to obtain shareholder approval or the failure to satisfy other conditions required for the consummation of the Merger;
•	failure or delay in consummation of the Merger for other reasons;
•	that the proposed transaction disrupts current plans and operations;
•	the effect of the announcement of the Merger on our customer relationships, operating results and business generally;
•	the diversion of our management’s attention from our ongoing business concerns;
•	the outcome of any legal proceedings that may be instituted against us and/or others relating to the Merger Agreement;
•	limitations placed on our ability to operate the business by the Merger Agreement; and
•	the amounts of the costs, fees, expenses and charges related to the Merger.

There is no assurance that the Merger will be consummated and the failure of the Merger to close may have a material adverse effect on our business operations and financial results.

Item 6.                      Exhibits.

Exhibit No.	Description

10.1
Eighth Amendment to the Loan and Security Agreement, dated February 27, 2014, between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on March 4, 2014).

10.2**	Employment Agreement, dated March 4, 2014, between the Registrant and Mark Roberson (incorporated by reference to Exhibit 10.2 from our Form 8-K filed on March 4, 2014).**
10.3**	Employment Agreement, dated March 4, 2014, between the Registrant and James Crawford (incorporated by reference to Exhibit 10.3 from our Form 8-K filed on March 4, 2014).**
10.4**
April 22, 2014 Amendment to Employment Letter Dated March 4, 2014 between PokerTek, Inc. and Mark Roberson (incorporated by reference to Exhibit 10.45 from our Form 10-K/A for the year ended December 31, 2013 filed on April 29, 2014).**

10.5**
April 22, 2014 Amendment to Employment Letter Dated March 4, 2014 between PokerTek, Inc. and James Crawford (incorporated by reference to Exhibit 10.46 from our Form 10-K/A for the year ended December 31, 2013 filed on April 29, 2014).**

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
*Filed herewith.
**This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: May 15, 2014
/s/ Mark D. Roberson
Mark D. Roberson
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

POKERTEK, INC.
EXHIBIT INDEX

Exhibit No.	Description

10.1
Eighth Amendment to the Loan and Security Agreement, dated February 27, 2014, between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on March 4, 2014).

10.2**	Employment Agreement, dated March 4, 2014, between the Registrant and Mark Roberson (incorporated by reference to Exhibit 10.2 from our Form 8-K filed on March 4, 2014).**
10.3**	Employment Agreement, dated March 4, 2014, between the Registrant and James Crawford (incorporated by reference to Exhibit 10.3 from our Form 8-K filed on March 4, 2014).**
10.4**
April 22, 2014 Amendment to Employment Letter Dated March 4, 2014 between PokerTek, Inc. and Mark Roberson (incorporated by reference to Exhibit 10.45 from our Form 10-K/A for the year ended December 31, 2013 filed on April 29, 2014).**

10.5**
April 22, 2014 Amendment to Employment Letter Dated March 4, 2014 between PokerTek, Inc. and James Crawford (incorporated by reference to Exhibit 10.46 from our Form 10-K/A for the year ended December 31, 2013 filed on April 29, 2014).**

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
*Filed herewith.
**This exhibit is a management contract or compensatory plan or arrangement.