Form 10-Q
period 2014-06-30
POKERTEK, INC.
filed 2014-08-14
CIK 1302177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

OR

     ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________to______________________

Commission File Number: 000-51572

PokerTek, Inc.
(Exact name of Company as specified in its charter)

North Carolina	61-1455265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 Crews Road, Suite F, Matthews, North Carolina 28105
(Address of principal executive offices) (Zip Code)

(704) 849-0860
(Company’s telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐  No

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (do not check if a smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒   No

As of August 14, 2014, there were 9,421,403 shares outstanding of the Company’s common stock.

POKERTEK, INC.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
License and service fees	$934,294	$1,225,353	$2,018,175	$2,586,022
Sales of systems and equipment	16,959	378,870	47,660	409,321
Total revenue	951,253	1,604,223	2,065,835	2,995,343
Cost of revenue	264,886	365,909	536,389	719,459
Gross profit	686,367	1,238,314	1,529,446	2,275,884
Operating expenses:
Selling, general and administrative	978,817	1,020,216	1,877,749	1,966,995
Research and development	161,492	169,922	319,442	338,349
Share-based compensation expense	70,703	75,880	132,149	146,659
Depreciation	2,135	2,310	4,551	4,633
Total operating expenses	1,213,147	1,268,328	2,333,891	2,456,636
Operating loss	(526,780)	(30,014)	(804,445)	(180,752)
Interest expense, net	7,850	9,470	16,108	20,013
Net loss from continuing operations before income taxes	(534,630)	(39,484)	(820,553)	(200,765)
Income tax provision	-	11,939	-	46,020
Net loss from continuing operations	(534,630)	(51,423)	(820,553)	(246,785)
Income from discontinued operations	-	-	-	535
Net loss	$(534,630)	$(51,423)	$(820,553)	$(246,250)

Other comprehensive loss:
Adjustments to net loss	-	-	-	-
Comprehensive loss	$(534,630)	$(51,423)	$(820,553)	$(246,250)

Net loss from continuing operations per common share - basic and diluted	$(0.06)	$(0.01)	$(0.09)	$(0.03)
Net income (loss) from discontinued operations per common share - basic and diluted	-	-	-	-
Net loss per common share - basic and diluted	$(0.06)	$(0.01)	$(0.09)	$(0.03)
Weighted average common shares outstanding - basic and diluted	9,394,729	9,227,808	9,379,168	9,004,560

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014(Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$363,676	$415,533
Accounts receivable, net	422,690	793,949
Inventory	867,540	869,631
Prepaid expenses and other assets	87,175	90,314
Total current assets	1,741,081	2,169,427

Long-term assets:
Inventory	619,915	545,070
Gaming systems, net	988,437	1,224,931
Property and equipment, net	25,631	27,724
Other assets	98,618	110,740
Total long-term assets	1,732,601	1,908,465
Total assets	$3,473,682	$4,077,892

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$305,404	$243,960
Accrued liabilities	411,894	310,126
Deferred revenue	670	20,051
Long-term debt, current portion	85,781	70,822
Total current liabilities	803,749	644,959

Long-term liabilities:
Long-term liability	156,173	167,523
Long-term debt	131,742	169,607
Total long-term liabilities	287,915	337,130
Total liabilities	1,091,664	982,089
Commitments and contingencies
Shareholders' equity
Preferred stock, no par value per share;	-	-
authorized 5,000,000 none issued and outstanding

Common stock, no par value per share; authorized 40,000,000	-	-
shares, issued and outstanding 9,421,403 and 9,363,434 shares at
June 30, 2014 and December 31, 2013, respectively
Additional paid-in capital	50,462,676	50,355,908
Accumulated deficit	(48,080,658)	(47,260,105)
Accumulated other comprehensive loss, net	-	-
Total shareholders' equity	2,382,018	3,095,803
Total liabilities and shareholders' equity	$3,473,682	$4,077,892

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Value
Balance, December 31, 2013	9,363,434	$-	$50,355,908	$(47,260,105)	$-	$3,095,803

Issuances of common stock, net	-	-	-	-	-	-
Share-based compensation, net	-	-	61,446	-	-	61,446
Net loss	-	-	-	(285,923)	-	(285,923)
Balance, March 31, 2014	9,363,434	$-	$50,417,354	$(47,546,028)	$-	$2,871,326

Share-based compensation, net	-	-	70,703	-	-	70,703
Share settlements of restricted stock awards and restricted stock units	57,969	-	(25,381)	-	-	(25,381)
Net loss	-	-	-	(534,630)	-	(534,630)
Balance, June 30, 2014	9,421,403	$-	$50,462,676	$(48,080,658)	$-	$2,382,018

The accompanying notes are an integral part of these consolidated financial statements.

POKERTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(820,553)	$(246,250)
Net income (loss) from discontinued operations	-	(535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308,663	400,258
Share-based compensation expense	132,149	146,659
Provision for doubtful accounts and other receivables	(36,133)	104,217
Changes in assets and liabilities:
Accounts and other receivables	407,392	(74,180)
Prepaid expenses and other assets	15,261	19,132
Inventory	(72,754)	96,678
Gaming systems	(67,617)	(323,846)
Accounts payable and accrued expenses	151,862	91,943
Deferred revenue	(19,381)	177,262
Net cash provided by (used in) operating activities from continuing operations	(1,111)	391,338
Net cash provided by operating activities from discontinued operations	-	535
Net cash provided by (used in) operating activities	(1,111)	391,873

Cash flows from investing activities:
Purchases of property and equipment	(2,459)	(5,870)
Net cash used in investing activities	(2,459)	(5,870)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	-	473,800
Tax payments on vesting of restricted stock units	(25,381)	(51,856)
Repayments of long-term debt	(22,906)	(26,472)
Net cash provided by (used in) financing activities	(48,287)	(395,472)
Net increase (decrease) in cash and cash equivalents	(51,857)	781,475
Cash and cash equivalents, beginning of year	415,533	235,757
Cash and cash equivalents, end of period	$363,676	$1,017,232

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$16,182	$23,756
Income taxes	-	43,995

Non-cash transactions:
Shares of common stock issued in settlement of litigation	$-	$117,288
Notes receivable, net	-	41,028

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

The accompanying consolidated financial statements are unaudited and are presented in accordance with Article 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for annual financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

Certain prior year amounts have been reclassified in our unaudited condensed consolidated financial statements to conform with current period presentation.

Recent Accounting Pronouncements

Recently issued accounting pronouncements adopted in the current year

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU No. 2013-05”), which permits companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. ASU No. 2013-05 is effective for annual reporting periods beginning on or after December 15, 2013. The Company adopted this guidance beginning with 2014 fiscal year with no significant impact on its consolidated results of operations, financial condition and cash flows.

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

As of June 30, 2014, the Company’s cash balances totaled approximately $364 thousand and availability under the SVB Credit Facility (see Note 10 “Debt”) was approximately $292 thousand. Cash used in operations for the six months ended June 30, 2014 was approximately $1 thousand. The level of additional capital needed to fund operations and the Company’s ability to conduct business on a standalone basis for the next 12 months is influenced primarily by the following factors:

•	the pace of growth in the Company’s recurring-revenue gaming business, the related investments in inventory and the level of spending on development and regulatory efforts;
•	the level of investment in development and approval of new products, entry into new markets, and investments in regulatory approvals;
•	its ability to control growth of operating expenses as its business grows the business and expands with new products in new markets;
•	its ability to negotiate and maintain favorable payment terms with customers and vendors;
•	its ability to access the capital markets and maintain availability under its credit line;
•	demand for its products, and the ability of its customers to pay on a timely basis; and
•	general economic conditions as well as political events and legal and regulatory changes.

The Company’s operating plans as an independent company for 2014 included placing existing inventory, entering new markets, commercializing new products and accelerating revenue growth while controlling operating expense and working capital levels.

On April 29, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Multimedia Games, Inc., a Delaware corporation (“MGAM”), and 23 Acquisition Co., a North Carolina corporation and wholly owned subsidiary of MGAM (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, and the separate corporate existence of Merger Sub will thereupon cease, and the Company will continue as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of MGAM (the “Merger”). The Merger Agreement was unanimously approved by the Company’s Board of Directors (the “Board”), based on the recommendation of a Special Committee of the Board (the “Special Committee”) that was formed to evaluate and negotiate the terms of a sale of the Company. (See Note 17 “Merger with Multimedia Games, Inc.”).

The Company believes that the Merger will also have a significant effect on its cash requirements during 2014 as it will incur additional legal, banking and other professional fees and merger related costs in addition to its planned expenditures. In order to fund its operation and merger-related costs through the closing of the Merger, in July 2014, the Company entered into the Note Agreement with MGAM, the Founders’ Loan Payment Deferral Agreement with Arthur L. Lomax and the Executive Salary Deferral Agreements with its chief executive officer and its president (see Note 10 “Debt,” Note 17 “Merger with Multimedia Games, Inc.” and Note 18 “Subsequent Events.”)

The Company may seek to raise additional capital, expand its credit facility or seek additional capital sources to fund operations and merger-related expenses. The Company cannot assure you that, in the event it needs additional working capital, adequate additional working capital will be available or, if available, will be on terms acceptable to it. If the Company is unable to raise additional capital or expand its credit facilities or close the Merger, the Company’s ability to conduct business, complete the proposed merger and achieve its other objectives could be negatively impacted.

Note 3.                      Discontinued Operations

The statements of operations for the discontinued operations for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$535
Cost of revenue	-	-	-	-
Gross profit	-	-	-	535
Operating expenses	-	-	-	-
Net income from discontinued operations	$-	$-	$-	$535

Note 4.                      Accounts Receivable

Accounts receivable at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013

Accounts receivable	$503,279	$910,920
Allowance for doubtful accounts	(80,589)	(116,971)
Accounts receivable, net	$422,690	$793,949

Note 5.                      Inventory

Inventory at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013

Raw materials and components	$1,080,799	$1,182,150
Gaming systems in process	436,167	331,536
Finished goods	208,235	116,114
Reserve	(237,746)	(215,099)
Inventory, net	$1,487,455	$1,414,701
Long-Term inventory	619,915	545,070
Current inventory	$867,540	$869,631

Note 6.                      Prepaid Expenses and Other Assets

Prepaid expenses and other assets at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013

Prepaid expenses	$57,691	$62,924
Other	29,484	27,390
Prepaid expenses and other assets	$87,175	$90,314

Deferred licensing fees, net	$49,939	$60,560
Other	48,679	50,180
Other assets	$98,618	$110,740

Note 7.                      Gaming Systems

Gaming systems at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
Gaming systems	$6,512,004	$6,716,864
Less: accumulated depreciation	(5,523,567)	(5,491,933)
Gaming systems, net	$988,437	$1,224,931

Note 8.                      Property and Equipment

Property and equipment at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013

Equipment	$464,863	$462,404
Leasehold improvements	208,387	208,387
Capitalized software	157,067	157,067
	830,317	827,858
Less: accumulated depreciation	(804,686)	(800,134)
Property and equipment, net	$25,631	$27,724

Note 9.                      Accrued Liabilities

Accrued liabilities at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013

Inventory received, not invoiced	167,425	156,075
Other liabilities and customer deposits	244,469	154,051
Accrued liabilities	$411,894	$310,126

Note 10.                       Debt

The Company’s outstanding debt balances as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013

SVB Credit Facility	$-	$-
Founders' Loan	217,523	240,429
Total debt	217,523	240,429
Current portion of debt	85,781	70,822
Long-term portion of debt	$131,742	$169,607

SVB Credit Facility.  The Company maintains a credit facility with Silicon Valley Bank to support its working capital needs (the “SVB Credit Facility”). As of February 27, 2014, the Company entered into the Eighth Amendment to Loan and Security Agreement, which extended the maturity date of the facility to January 15, 2015. Maximum advances under the SVB Credit Facility are determined based on the composition of the Company’s eligible accounts receivable and inventory balances with a facility limit of $625,000. The SVB Credit Facility bears interest at an annual rate equal to the greater of 6.5% or prime plus 2.0%.

Based on the Company’s accounts receivable and inventory levels at June 30, 2014, as of such date availability as calculated under the terms of the SVB Credit Agreement was approximately $292,000, and no amounts were outstanding. The SVB Credit Facility includes covenants requiring the achievement of specified financial ratios and thresholds and contains other terms and conditions customary for this type of credit facility. As of June 30, 2014, the Company was in compliance with these covenants. The SVB Credit Facility is collateralized by security interests in substantially all of the assets of the Company and is senior to the Founders’ Loan (described below).

As of June 30, 2014, there were no amounts drawn under the SVB Credit Facility.

Founders’ Loan.  On March 24, 2008, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Lyle A. Berman, James T. Crawford, Arthur L. Lomax and Gehrig H. White (collectively, the “Lenders”), all of whom were founders of PokerTek and members of its Board of Directors at the time. Pursuant to the terms of the Note Purchase Agreement, the Lenders loaned $2.0 million to the Company (the “Founders’ Loan”). The Founders’ Loan contains no restrictive covenants and is collateralized by security interests in 18 PokerPro systems. Such security interests have been subordinated to the SVB Credit Facility.

On April 28, 2014, the Company and Arthur L. Lomax, entered into an Amendment to the Second Amended and Restated 9% Secured Promissory Note (the “Second Amended and Restated Promissory Note”), due December 31, 2016, made by the Company and held by Mr. Lomax (the “Note Modification Agreement”), to amend and restate the acceleration provision of the Second Amended and Restated Promissory Note. As amended, the outstanding principal of and accrued and unpaid interest on the Second Amended and Restated Promissory Note will automatically become immediately due and payable upon a Change in Control Transaction (as defined in the Second Amended and Restated Promissory Note). Prior to the amendment and restatement, the outstanding principal of and accrued and unpaid interest on the Second Amended and Restated Promissory Note would have automatically become immediately due and payable upon the Company’s execution of an agreement, including the Merger Agreement (see Note 17 “Merger with Multimedia Games, Inc.”), that provides for a Change in Control Transaction.

On July 16, 2014, the Company and Arthur L. Lomax entered into the Founders' Loan Payment Deferral Agreement pursuant to which Mr. Lomax has agreed to defer all payments due to him pursuant to the Second Amended and Restated Promissory Note for the period commencing June 1, 2014 through and including December 31, 2014. (See Note 18 “Subsequent Events.”)

As of June 30, 2014, the carrying value of the Founders’ Loan was $217,523 and its approximate fair value was $226,000. For the six month periods ended June 30 2014 and June 30, 2013, the Company made $22,906 and $26,472, respectively, of principal payments in cash and $6,957 and $13,231, respectively, in aggregate interest payments in cash.

Loan Agreement with MGAM.  On July 16, 2014, the Company and MGAM entered into a Promissory Note Agreement (the "Note Agreement"), pursuant to which MGAM agreed to loan the Company up to $400,000 between July 16, 2014 and December 31, 2014. (See Note 18 “Subsequent Events.”).

Note 11.                       Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows eligible employees to defer up to 96% of their annual compensation, subject to annual limitations imposed by the Internal Revenue Service pursuant to the authority granted to it under Section 401(k). The Company matches the employee contributions as follows: 100% on the first 3% of the deferred amount and 50% on the next 2% of the deferred amount. For the three months ended June 30, 2014 and 2013, the Company’s expenses related to the 401K Plan were $13,945 and $12,215, respectively. For the six months ended June 30, 2014 and 2013, the Company’s expenses related to the 401K Plan were $28,995 and $23,742, respectively.

Note 12.                       Shareholders’ Equity (See Note 17 “Merger with Multimedia Games, Inc.”)

Common Stock. There are 40,000,000 shares, no par value, of the Company’s common stock (“Common Stock”) authorized, of which 9,421,403 and 9,363,434 shares were outstanding as of June 30, 2014 and December 31, 2013, respectively.

Warrants.  As of June 30, 2014, the following common stock purchase warrants were outstanding:

•	20,000 common stock warrants at an exercise price of $2.50 with an expiration date of March 31, 2015 issued in connection with a private placement in May 2010; and

•	40,000 common stock warrants at an exercise price of $2.75 with an expiration date of December 29, 2015 issued in connection with the LPC transaction.

Preferred Stock. There are 5,000,000 authorized shares of preferred stock, none of which were outstanding as of June 30, 2014 and December 31, 2013.

Stock Incentive Plans.  The Company’s shareholders have approved stock incentive plans, authorizing the issuance of stock option, restricted stock, restricted stock units (“RSUs”) and other forms of equity compensation. Pursuant to the approved stock incentive plans, 232,559 shares remained available for future grant as of June 30, 2014. The Company has historically issued stock options and restricted shares as compensation, although it has the authority to use other forms of equity compensation instruments in the future.

Principal assumptions used in determining the fair value of option awards include the following: (a) expected future volatility for the Company's stock price, which is based on the Company’s historical volatility, (b) expected dividends, (c) expected term and forfeiture rates, based on historical exercise and forfeiture activity, and (d) the risk-free rate is the rate on U.S. Treasury securities with a maturity equal to, or closest to, the expected life of the options. The assumptions used to determine the fair value of option awards for the periods ended June 30, 2014 and December 31, 2013 were as follows:

	June 30,		December 31,
	2014		2013
Expected Volatility	93%	%	94% - 97%
Expected Dividends	0		0
Expected Term	6 yrs		6 yrs
Risk-free Rate	1.64% - 1.68%	%	0.82% - 1.60

A summary of Stock Option activity and changes during the six months ended June 30, 2014 is as follows:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Stock Options
Outstanding at December 31, 2013	724,720	$4.68
Granted	-	-
Exercised	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2014	724,720	$4.68	5.0	$(2,435,201)

Exercisable at June 30, 2014	715,316	$4.37	5.1	$(2,184,281)

A summary of RSU activity and changes during the period ended June 30, 2014 is as follows:

		Weighted Average
Restricted Stock Units (RSU's)	Shares	Remaining Contractual Term	Grant Date Fair Value
Nonvested at December 31, 2013	253,312		$189,984
Granted	300,000		408,000
Vested	(77,750)		(61,423)
Forfeited	-
Nonvested at June 30, 2014	475,562	3.9	$536,622

Note 13.                       Income Tax Provisions

For the three months ended June 30, 2014 and 2013, the Company recognized a tax provision of $0 and $11,939, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized a tax provision of $0 and $46,020, respectively. These provisions are based principally on the Company’s estimated foreign income tax withholding liability, which is attributable to revenues generated outside of the United States.

The effective rates for the periods ending June 30, 2014 and 2013 differ from the U.S. federal statutory rate principally due to the tax benefit arising from the Company’s net operating losses that are fully offset by the valuation allowance established against the Company’s deferred tax assets and deferred tax liabilities.

Note 14.                       Related Party Transactions

Office Lease. The Company currently leases its office and manufacturing facility from an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors. The entity purchased the building while the Company was already a tenant. The lease terms were negotiated on an arm’s length basis and are consistent with the rent paid by other tenants in the building and comparable market rents in the area. (See Note 16 “Commitments and Contingencies.”)

Founders’ Loan. The Company has a loan outstanding with a member of the Board. (See Note 10 “Debt.” And Note 18 “Subsequent Events.”)

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

Revenues by geographic area are determined based on the location of the Company’s customers. For the three months ended June 30, 2014 and 2013, revenues from customers outside the United States accounted for 31.4% and 28.3% of consolidated revenue, respectively. For the six months ended June 30, 2014 and 2013, revenues from customers outside the United States accounted for 29.6% and 28.5% of consolidated revenue, respectively. For the three and six months ended June 30, 2014 and 2013 the following are the revenues and long-lived assets by geographic area:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
United States	$652,207	$1,149,664	$1,454,106	$2,141,371
Other Americas	252,516	374,723	521,191	746,228
Europe	32,730	35,482	65,364	50,632
Other International	13,800	44,354	25,174	57,112
	$951,253	$1,604,223	$2,065,835	$2,995,343

	June 30, 2014	December 31, 2013
Long-lived assets, end of period:
United States	$475,630	$450,714
Other America's	464,506	718,982
Europe	131,384	157,035
Other International	41,166	36,664
	$1,112,686	$1,363,395

Note 16.                       Commitments and Contingencies

Leases.  The Company leases its corporate office and manufacturing facility from an entity owned and controlled by the Company’s President and Vice Chairman of the Board of Directors. The lease expires on August 31, 2016. (See Note 14 “Related Party Transactions.”) Rent expense for the three months ended June 30, 2014 and 2013 was $33,750 and $33,750, respectively. Rent expense recorded for the leased space for the six months ended June 30, 2014 and 2013, was $67,500 and $67,500 respectively. Rent income for the three months ended June 30, 2014 and 2013 was $4,800 and none, respectively. Rent income for the six months ended June 30, 2014 and 2013 was $9,600 and none, respectively.

Legal Proceedings.  The Company is subject to claims and assertions in the ordinary course of business. Legal matters are inherently unpredictable and the Company’s assessments may change based on future unknown or unexpected events.

The Company is a party to several lawsuits related to the Merger and the transactions contemplated by the Merger Agreement. A description of the lawsuits is included in Note 17 “Merger with Multimedia Games, Inc., Certain Litigation related to Merger.”

Note 17.                Merger with Multimedia Games, Inc.

On April 29, 2014, the Company entered into the Merger Agreement, with MGAM, and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, and the separate corporate existence of Merger Sub will thereupon cease, and the Company will continue as the surviving corporation and a wholly owned subsidiary of MGAM . The Merger Agreement was unanimously approved by the Board based on the recommendation of the Special Committee that was formed to evaluate and negotiate the terms of a sale of the Company.

At the time the Merger becomes effective pursuant to the terms and conditions of the Merger Agreement and under North Carolina law (the “Effective Time”): (a) each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into and become one validly issued, fully paid and nonassessable share of common stock of the Surviving Corporation, (b) each share of common stock of the Company issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, MGAM or Merger Sub and shares owned by shareholders of the Company who have perfected and not withdrawn a demand for appraisal rights under North Carolina law) will automatically be cancelled and converted into the right to receive $1.35 in cash, without interest (the “Merger Consideration”), and (c) each option outstanding (whether or not then vested or exercisable) that represents the right to acquire shares of Common Stock will be cancelled and terminated whereby the holder of any such option to acquire Common Stock shall receive an amount for each such option equal to the excess, if any, of (i) the Merger Consideration over (ii) the exercise price payable in respect of such share of Common Stock issuable upon exercise of such option. The Company’s stockholders approved the Merger on July 24, 2014 at a special meeting of Company’s stockholders.

The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is subject to customary conditions, including, without limitation, (a) approval by the holders of a majority of the outstanding shares of Common Stock entitled to vote on the Merger and (b) the absence of any law, order, injunction or other legal restraint prohibiting the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of the other party’s representations and warranties (subject to customary qualifiers), and (ii) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary qualifiers). In addition, the obligation of MGAM and Merger Sub to consummate the Merger is conditioned upon (1) certain required consents having been obtained, (2) the receipt of certain approvals from gaming regulators, (3) holders of not more than five percent (5%) of the outstanding shares of Common Stock having exercised their appraisal rights, and (4) there not being any Company Material Adverse Effect (as defined in the Merger Agreement).

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

The Merger Agreement contains certain termination rights for the Company and MGAM, including the right of the Company under certain circumstances to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement) and enter into a definitive agreement with respect thereto. Upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement to accept a Superior Proposal and enter into a definitive agreement with respect thereto, the Company is required to pay MGAM a termination fee of up to $650,000. Upon termination of the Merger Agreement by the Company under certain other specified circumstances, MGAM and Merger Sub are required to pay the Company a termination fee of $500,000.

The representations, warranties and covenants made in the Merger Agreement (a) have been made only for purposes of the Merger Agreement, (b) have been qualified by confidential disclosures made to MGAM and Merger Sub in connection with the Merger Agreement, (c) are subject to materiality qualifications contained in the Merger Agreement which may differ from what may be viewed as material by investors, (d) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (e) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties rather than establishing matters as facts. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its Subsidiaries (as defined in the Merger Agreement) or Affiliates (as defined in the Merger Agreement). Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Company that is or will be contained in, or incorporated by reference into, Forms 10-K, Forms 10-Q and other documents that the Company files with the Securities and Exchange Commission (“SEC”).

The Board, acting upon the recommendation of the Special Committee, has approved the adoption of the Merger Agreement and consummation of the Merger and recommended adoption of the Merger Agreement and consummation of the Merger by the Company’s shareholders. At a special meeting of the Company’s shareholders held on July 24, 2014, shareholders approved the Merger and transactions contemplated by the Merger Agreement. (See Note 18 “Subsequent Events.”) The Merger is expected to close in calendar year 2014 subject to the fulfillment of the conditions to closing delineated in the Merger Agreement.

Certain Litigation related to the Merger.  As described in the Definitive Proxy Statement, dated June 16, 2014, under the heading “Proposal I: The Merger - Litigation Related to the Merger,” a purported class action complaint on behalf of the Company’s shareholders was filed on May 9, 2014 in the General Court of Justice, Superior Court Division in and for Mecklenburg County, North Carolina, Case No. 14-CVS-8300, captioned Robert Simmer, on behalf of himself and all others similarly situated, Plaintiff, v. PokerTek, Inc., Multimedia Games Holding Company, Inc., Multimedia Games, Inc., 23 Acquisition Co., James Crawford, Joe Lahti, Lyle Berman, Lou White and Arthur L. Lomax, Defendants, and a purported amended class action complaint was filed on June 6, 2014 (“Action #1”).

A second purported class action complaint on behalf of the Company’s shareholders was filed on May 15, 2014 in the General Court of Justice, Superior Court Division in and for Mecklenburg County, North Carolina, Case No 14-CVS-8911, captioned Jeffrey Weber and James Dabord, individually and on behalf of all others similarly situated, Plaintiff, v. PokerTek, Inc., Multimedia Games Holding Company, Inc., Multimedia Games, Inc., 23 Acquisition Co., James Crawford, Joe Lahti, Lyle Berman, Lou White and Arthur L. Lomax, Defendants, and an purported amended class action complaint was filed on June 6, 2014 (“Action #2”).

A third purported class action complaint on behalf of the Company’s shareholders was filed on May 16, 2014 in the General Court of Justice, Superior Court Division in and for Mecklenburg County, North Carolina, Case No. 14-CVS-9215, captioned Herald J. Stephens, individually and on behalf of all others similarly situated, as Plaintiff, v. Mark D. Roberson, James T. Crawford III, Joseph J. Lahti, Lyle A. Berman, Gehrig H. White, Arthur L. Lomax, PokerTek, Inc., Multimedia Games, Inc., Multimedia Games Holding Company, Inc. and 23 Acquisition Co., Defendants (“Action #3”).

A fourth purported class action complaint on behalf of the Company’s shareholders was filed on May 19, 2014 in the General Court of Justice, Superior Court Division in and for Mecklenburg County, North Carolina, Case No 14-CVS-9271, captioned Luis Lobo, individually and on behalf of all others similarly situated, as Plaintiff, v. PokerTek, Inc., James Crawford, Joe Lahti, Lyle Berman, Gehrig White, Lee Lomax, Mark Roberson, Multimedia Games, Inc. and 23 Acquisition Co., Defendants, and an purported amended class action complaint was filed on June 6, 2014 (“Action #4”).

A firth purported class action and shareholder derivative complaint on behalf of the Company’s shareholders was filed on June 9, 2014 in the General Court of Justice, Superior Court Division in and for Mecklenburg County, North Carolina, Case No 14-CVS-10579, captioned Arkady Sandler, individually and on behalf of all others similarly situated, as Plaintiff, v. Joseph J. Lahti, Lyle A. Berman, Gehrig H. White, Arthur L. Lomax, James T. Crawford III, Multimedia Games, Inc. and 23 Acquisition Co., Defendants and PokerTek, Inc., Nominal Defendant (“Action #5”).

Actions #1, #2, #3, #4 and #5 are collectively referred to herein as the Actions. On July 8, 2014, the Actions were consolidated into a single action under the caption of Action #5 (the “Consolidated Action”).

On July 10, 2014, a substantially similar shareholder action was filed in the United States District Court for the Western District of North Carolina, captioned Clark v. PokerTek, Inc., Case No. 3:14 cv 00380 (W.D.N.C.) (the "Federal Action" and, together with the Consolidated Action, the "Actions"), alleging breaches of fiduciary duty and aiding and abetting thereof and related violations of federal securities laws relating to the Proposed Transaction. The Company has not received service of process in the Federal Action.

The Company believes that the Actions are without merit and that the defendants committed no breach of any duty, aided or abetted any breach or violated any federal securities laws or other laws in connection with the Proposed Transaction. Further, the Company believes no further disclosure was required to supplement the Definitive Proxy Statement under any applicable rule, statute, regulation or law. However, to eliminate the burden, expense and uncertainties inherent in all such litigation, on July 13, 2014, the defendants entered into a memorandum of understanding (the "Memorandum of Understanding") regarding settlement of the Consolidated Action. The Memorandum of Understanding outlines the terms of the parties' agreement in principle to settle and release all claims which were or could have been asserted in the Consolidated Action and the Federal Action. In consideration for such settlement and release, the parties to the Consolidated Action agreed that the Company would make certain supplemental disclosures to the Definitive Proxy Statement, and those disclosures were made in a Current Report on Form 8-K dated July 13, 2014. The Memorandum of Understanding contemplates that the parties will attempt in good faith to agree promptly upon a stipulation of settlement to be submitted to the assigned Judge of the North Carolina Business Court of the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina for approval at the earliest practicable time. The stipulation will be subject to customary conditions, including confirmatory discovery and approval by the Court, which will consider the fairness, reasonableness and adequacy of the settlement. The parties have also agreed to negotiate in good faith regarding the amount of attorneys’ fees, if any, to be paid to Plaintiffs’ counsel. Any amount of agreed attorneys’ fees in the stipulation is subject to court approval, and in the event there is no agreement on attorneys’ fees or Plaintiffs’ counsel seeks an award of fees in excess of the negotiated amount then the Company has reserved the right to object to the requested award of attorneys’ fees. Under the terms of the proposed settlement, following final approval by the Court, the Consolidated Action will be dismissed with prejudice. There can be no assurance that the parties will ultimately enter into the stipulation or that the Court will approve the settlement even if the parties were to enter into the stipulation. In such event, or if the Merger is not consummated for any reason, the proposed settlement will be null and void and of no force and effect.

The settlement does not affect the amount of merger consideration to be paid to shareholders in connection with the proposed Merger.

Note 18.                 Subsequent Events

Shareholder Approval of the Merger.  On July 24, 2014, at a special meeting of the Company’s shareholders, the Company’s shareholders approved the Merger Agreement and the Merger contemplated thereby.

Loan Agreement with MGAM.  On July 16, 2014, the Company and MGAM entered into the Note Agreement, pursuant to which MGAM agreed to loan up to $400,000 to the Company between July 16, 2014 and December 31, 2014. Any amount borrowed under the Note Agreement accrues interest at the rate of five (5%) percent per annum payable quarterly in arrears. If any amount is not paid when due, such overdue amount shall bear interest at the rate of fifteen (15%) percent per annum. All unpaid principal and interest will be due and payable on March 31, 2015. The Company may prepay the loan in whole or in part at any time without penalty. On July 18, 2014, $250,000 was advanced by MGAM to the Company under this facility.

Founders' Loan Payment Deferral Agreement.  On July 16, 2014, the Company entered into an agreement (the "Founders' Loan Payment Deferral Agreement") with Arthur L. Lomax, pursuant to which Mr. Lomax has agreed to defer all payments due to him pursuant to the Second Amended and Restated Promissory Note for the period commencing June 1, 2014 through and including December 31, 2014. The deferred amounts will be payable to Mr. Lomax upon the earliest of: (i) the closing of either (a) the Merger contemplated by the Merger Agreement, or (b) the closing of a transaction in connection with a “Superior Proposal” (as defined in the Merger Agreement); or (ii) January 31, 2015.

Executive Officer Salary Deferral Agreement.  Each of Mark D. Roberson, the Company’s chief executive officer and James T. Crawford, the Company's president and a director, have agreed to defer thirty (30%) percent of the compensation payable pursuant to their respective employment agreements with the Company for the period from June 1, 2014 through and including December 31, 2014 until the earliest of: (i) the closing of either (a) the Merger contemplated by the Merger Agreement, or (b) the closing of a transaction in connection with a "Superior Proposal" (as defined in the Merger Agreement); or (ii) January 31, 2015 (the “Executive Salary Deferral Agreement.”)

Settlement of Certain Litigation Related to the Merger.  As described in Note 16. “Commitments and Contingencies” several purported class action complaints on behalf of the Company’s shareholders were filed after the announcement of the Merger Agreement.

On July 13, 2014, a Memorandum of Understanding was entered into by the Company relating to the settlement of the Consolidated Action. (See Note 17 “Merger with Multimedia Games, Inc. – Litigation Related to the Merger”).

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

As of June 30, 2014, our installed base consisted of 2,188 gaming positions worldwide, composed of 2,050 PokerPro and 138 ProCore gaming positions. As of June 30, 2013, our install base consisted of 2,456 gaming positions deployed worldwide composed of 2,300 PokerPro gaming positions, and 156 ProCore gaming positions.

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013.

	Three Months Ended March 31,
	2014	2013	Change
Revenue
License and service fees	$934,294	$1,225,353	(23.8%)
Sales of systems and equipment	16,959	378,870	(95.5%)
Total revenue	951,253	1,604,223	(40.7%)

Gross profit	686,367	1,238,314	(44.6%)
Percentage of revenue	72.2%	77.2%

Operating expenses	1,213,147	1,268,328	(4.4%)

Interest expense, net	7,850	9,470	(17.1%)
Income tax provision	-	11,939	(100.0%)

Net loss from continuing operations	(534,630)	(51,423)	(939.7%)
Net loss from discontinued operations	-	-	0.0%
Net loss	$(534,630)	$(51,423)	(939.7%)

Revenue. Revenue decreased by 40.7%, to $1.0 million for the three months ended June 30, 2014 as compared to $1.6 million for the three months ended June 30, 2013. The decrease in total revenue was the result of decreases in both monthly license and service fees, as well as a reduction in the sale of systems and equipment.

Revenue from license and service fees decreased 23.8%. This decrease was attributable to the following factors:
•	We ceased our operations in Ohio in September 2013 due to a change in local regulatory interpretations;
•	We began our exit from the Mexico market during the current quarterly period, as contemplated by the Merger Agreement;
•	We reduced gaming tables at several under-performing locations in Canada;
•	One of our U.S. customers elected to purchase its leased equipment in the prior year;
•	One of our U.S. customers temporarily removed leased gaming positions in connection with a facility remodeling project; and
•	License and service fee revenue from cruise ships increased as compared with the prior year period, partially offsetting the changes noted above.

Revenue from systems and equipment sales decreased 95.5%. Activity in the current quarterly period consisted primarily of parts sales to existing customers. The prior year period benefited from a one-time increase in revenue from the election of a United States customer to purchase their leased equipment, which increased product sale revenue in the period ended June 30, 2013 and reduced license and service fees in periods subsequent to the sale.

Gross profit. Gross profit decreased by 44.6%, to $0.7 million for the three months ended June 30, 2014 from $1.2 million for the three months ended June 30, 2013. Gross profit margins decreased modestly to 72% for the three months ended June 30, 2014, compared to 77% for the three months ended June 30, 2013.

Operating expenses. Operating expenses decreased 4.4%, to $1.2 million for the three months ended June 30, 2014 from $1.3 million for the three months ended June 30, 2013. Operating expenses during the current period include $275 thousand of non-recurring legal, advisory and other expenses resulting from activities related to the Company’s proposed Merger.

Excluding merger-related expenses, operating expenses for the three months ended June 30, 2014 were $938 thousand, a decline of $330 thousand from the prior year period as reductions in product testing fees, travel, shipping and other operational expenses were partially offset by less favorable overhead absorption and by higher state filing fees and miscellaneous taxes.

Interest expense, net. Interest expense decreased by 17.1%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The decrease is primarily attributable to reductions in the outstanding principal balance on the Founders’ Loan.

Income tax provision. Income tax provision decreased to $0 for the three months ended June 30, 2014, as compared to $12 thousand for the three months ended June 30, 2013. The income tax expenses incurred in the prior year were attributable to withholdings in foreign jurisdictions, which did not occur in the current period.

Net loss from continuing operations. Net loss from continuing operations for the three months ended June 30, 2014 increased to $535 thousand compared to $51 thousand for the three months ended June 30, 2013. The increase in net loss from continuing operations was primarily attributable to the reduction in license and service fee revenue and sales of systems and equipment, combined with the incurrence of additional operating expenses related to the merger.

Net loss from discontinued operations. We previously completed the disposition of the discontinued operations and had no income or loss from discontinued operations for the three months ended June 30, 2014 and June 30, 2013. We do not expect to realize additional income or loss from discontinued operations in future periods.

Net loss. Net loss for the three months ended June 30, 2014 increased to $535 thousand compared to $51 thousand for the three months ended June 30, 2013. The increase in net loss from continuing operations was primarily attributable to the reduction in license and service fee revenue and sales of systems and equipment, combined with the incurrence of additional operating expenses related to the merger.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013.

	Six Months Ended June 30,
	2014	2013	Change

Revenue
License and service fees	$2,018,175	$2,586,022	(22.0%)
Sales of systems and equipment	47,660	409,321	(88.4%)
Total revenue	2,065,835	2,995,343	(31.0%)

Gross profit	1,529,446	2,275,884	(32.8%)
Percentage of revenue	74.0%	76.0%

Operating expenses	2,333,891	2,456,636	(5.0%)

Interest expense, net	16,108	20,013	(19.5%)
Income tax provision	-	46,020	(100.0%)

Net loss from continuing operations	(820,553)	(246,785)	(232.5%)
Net income from discontinued operations		535	(100.0%)
Net loss	$(820,553)	$(246,250)	(233.2%)

Revenue. Revenue decreased by 31.0%, to $2.1 million for the six months ended June 30, 2014 as compared to $3.0 million for the six months ended June 30, 2013. The decrease in total revenue was the result of decreases in both monthly license and service fees, as well as a reduction in the sale of systems and equipment.

Revenue from license and service fees decreased 22.0%. This decrease was the result the following factors:
•	We ceased our operations in Ohio in September 2013 due to a change in local regulatory interpretations;
•	We began our exit from the Mexico market during the current quarterly period, as contemplated by the Merger Agreement;
•	We reduced gaming tables at several under-performing locations in Canada;
•	One of our U.S. customers elected to purchase its leased equipment in the prior year;
•	One of our U.S. customers temporarily removed leased gaming positions in connection with a facility remodeling project; and
•	License and service fee revenue from cruise ships increased as compared with the prior year period, partially offsetting the changes noted above.

Revenue from systems and equipment sales decreased 88.4%. Activity in the current quarterly period consisted primarily of parts sales to existing customers. The prior year period benefited from a one-time increase in revenue resulting from the election of a U.S. customer to purchase their leased equipment, which increased product sale revenue in the period ended June 30, 2013 and reduced license and service fees in periods subsequent to the sale.

Gross profit. Gross profit decreased by 32.8%, to $1.5 million for the six months ended June 30, 2014 from $2.3 million for the six months ended June 30, 2013. Gross profit margins decreased modestly to 74% for the six months ended June 30, 2014, compared to 76% for the six months ended June 30, 2013.

Operating expenses. Operating expenses decreased 5.0%, to $2.3 million for the six months ended June 30, 2014 from $2.5 million for the six months ended June 30, 2013. Operating expenses during the current period include $281 thousand of non-recurring legal, advisory and other expenses resulting from activities related to the proposed Merger.

Excluding merger-related expenses, operating expenses for the six months ended June 30, 2014 were $2.1 million, a decline of $404 thousand from the prior year period as reductions in product testing fees, travel, shipping and other operational expenses were partially offset by less favorable overhead absorption and by higher state filing fees and miscellaneous taxes.

Interest expense, net. Interest expense decreased by 19.5%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease is primarily attributable to reductions in the outstanding principal balance on the Founders’ Loan.

Income tax provision. Income tax provision decreased to $0 for the six months ended June 30, 2014, as compared to $46 thousand for the six months ended June 30, 2013. The income tax expenses incurred in the prior year were attributable to withholdings in foreign jurisdictions, which did not occur in the current period.

Net loss from continuing operations. Net loss from continuing operations for the six months ended June 30, 2014 increased to $821 thousand compared to $247 thousand for the six months ended June 30, 2013. The increase in net loss from continuing operations was primarily attributable to the reduction in license and service fee revenue and sales of systems and equipment, combined with the incurrence of additional operating expenses related to the merger.

Net loss from discontinued operations. We previously completed the disposition of the discontinued operations and had no income or loss from discontinued operations for the six months ended June 30, 2014 and less than $1 thousand for the six months ended June 30, 2013. We do not expect to realize additional income or loss from discontinued operations in future periods.

Net loss. Net loss for the six months ended June 30, 2014 increased to $821 thousand compared to $246 thousand for the six months ended June 30, 2013. The increase in net loss from continuing operations was primarily attributable to the reduction in license and service fee revenue and sales of systems and equipment, combined with the incurrence of additional operating expenses related to the merger.

Liquidity and Capital Resources

We have a history of operating losses and have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock and other financing arrangements. In order to finance our operations, we have historically entered into equity transactions to raise capital and also maintained a credit facility, which are described in more detail below and in the notes to our financial statements included elsewhere in this Report.

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2014	2013	Change
Continuing Operations:
Net cash provided by operating activities	$(1,111)	$391,338	$(392,449)
Net cash used in investing activities	(2,459)	(5,870)	3,411
Net cash used in/provided by financing activities	(48,287)	395,472	(443,759)
Net cash provided by continuing operations	(51,857)	780,940	(832,797)
Net cash provided by operating activities of discontinued operations	-	535	$(535)
Net increase in cash and cash equivalents	(51,857)	781,475
Cash and cash equivalents, beginning of period	415,533	235,757
Cash and cash equivalents, end of period	$363,676	$1,017,232

For the six months ended June 30, 2014, net cash used in operating activities from continuing operations was $1 thousand compared to net cash provided by operating activities from continuing operations of $0.4 million for the six months ended June 30, 2013. The change in cash provided by operating activities was primarily due to lower earnings from continuing operations as compared to the prior year period. During the current period, we incurred additional expenses related to the Merger while the prior period included the benefit of cash proceeds from the sale of leased product to a U.S. customer. Working capital reductions favorably affected net cash provided by operating activities of the current period, most notably from timing of customer payments and reductions in related accounts receivable.

Cash used in investing activities decreased to $2 thousand for the six months ended June 30, 2014 from $6 thousand in the prior year period, with both periods composed of minor acquisitions of small office and factory equipment.

Net cash used in financing activities was a $48 thousand for the six months ended June 30, 2014, compared to net cash provided by financing activities of $395 thousand for the six months ended June 30, 2014. Principal payments on long-term debt totaled $23 thousand for the six months ended June 30, 2014 and $26 thousand for the six months ended June 30, 2013. During 2013, we completed a private placement transaction resulting in $473,800 in net proceeds.

For the six months ended June 30, 2014, net cash provided by discontinued operations was zero compared to net cash provided by discontinued operations of approximately $1 thousand for the six months ended June 30, 2013. We do not expect to realize additional cash from discontinued operations in future periods.

Operations and Liquidity Management

As of June 30, 2014, our cash balance was approximately $364 thousand and availability from the SVB Credit Facility was approximately $292 thousand. Cash used in operations for the six months ended June 30, 2014 was approximately $1 thousand. The level of additional capital needed to fund operations and our ability to conduct business for the next 12 months is influenced primarily by the following factors:

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

On April 29, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Multimedia Games, Inc., a Delaware corporation (“MGAM”), and 23 Acquisition Co., a North Carolina corporation and wholly owned subsidiary of MGAM (“Merger Sub”), pursuant to which Merger Sub will merge with and into PokerTek, and the separate corporate existence of Merger Sub will thereupon cease, and we will continue as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of MGAM (the “Merger”). The Merger Agreement was unanimously approved by our Board of Directors (the “Board”), based on the recommendation of a Special Committee of the Board (the “Special Committee”) that was formed to evaluate and negotiate the terms of a sale of our company. (See Note 17 “Merger with Multimedia Games, Inc.”).

We believe that the Merger will also have a significant effect on our cash requirements during 2014 as we will incur additional legal, banking and other professional fees and merger related costs in addition to its planned expenditures. In order to fund our operation and merger-related costs through the closing of the Merger, in July 2014, we entered into the Note Agreement with MGAM, the Founders’ Loan Payment Deferral Agreement with Arthur L. Lomax and the Executive Salary Deferral Agreements with our chief executive officer and our president (see Note 10 “Debt,” Note 17 “Merger with Multimedia Games, Inc.” and Note 18 “Subsequent Events.”)

We may seek to raise additional capital, expand our credit facility or seek additional capital sources to fund operations and merger-related expenses. We cannot assure you that, in the event we need additional working capital, adequate additional working capital will be available or, if available, will be on terms acceptable to us. If we are unable to raise additional capital or expand our credit facilities or close the Merger, our ability to conduct business, complete the proposed merger and achieve our other objectives could be negatively impacted.

Impact of Inflation

To date, inflation has not had a material effect on our net sales, revenues or income from continuing operations.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2014:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$217,523	$85,781	$131,742	$-	$-
Operating lease obligations(2)	296,564	136,548	160,016	-	-
Purchase obligations(3)	470,154	470,154	-	-	-
Other long-term liabilities (4)	323,598	167,425	156,173	-	-
Total	$1,307,839	$859,908	$447,931	$-	$-

(1) Represents the outstanding principal amount and interest on our Founders' Loan
(2) Represents operating lease agreements for office and storage facilities and office equipment
(3) Represents open purchase orders with our vendors
(4) Represents purchase of gaming inventory from Aristocrat

Customer Dependence

For the six months ended June 30, 2014, five customers accounted for approximately 88.6% of our total revenues, with one accounting for 51.3%, a second accounting for 21.6%, a third accounting for 7.3%, a fourth accounting for 6.4%, and a fifth accounting for 2.0%. In comparison, for the six months ended June 30, 2013, five customers accounted for approximately 80.7% of our total revenues, with one accounting for 35.1%, a second accounting for 19.8%, a third accounting for 14.5%, a fourth accounting for 5.7%, and a fifth accounting for 5.6%. The loss of any of these customers or changes in our relationship with them could have a material adverse effect on our business.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements adopted in the current year

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU No. 2013-05”), which permits companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. ASU No. 2013-05 is effective for annual reporting periods beginning on or after December 15, 2013. We adopted this guidance beginning with our 2014 fiscal year with no significant impact on consolidated results of operations, financial condition and cash flows.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As described in the Definitive Proxy Statement, dated June 16, 2014, under the heading “Proposal I: The Merger - Litigation Related to the Merger,” a purported class action complaint on behalf of the Company’s shareholders was filed on May 9, 2014 in the General Court of Justice, Superior Court Division in and for Mecklenburg County, North Carolina, Case No. 14-CVS-8300, captioned Robert Simmer, on behalf of himself and all others similarly situated, Plaintiff, v. PokerTek, Inc., Multimedia Games Holding Company, Inc., Multimedia Games, Inc., 23 Acquisition Co., James Crawford, Joe Lahti, Lyle Berman, Lou White and Arthur L. Lomax, Defendants, and a purported amended class action complaint was filed on June 6, 2014 (“Action #1”).

A second purported class action complaint on behalf of the Company’s shareholders was filed on May 15, 2014 in the General Court of Justice, Superior Court Division in and for Mecklenburg County, North Carolina, Case No 14-CVS-8911, captioned Jeffrey Weber and James Dabord, individually and on behalf of all others similarly situated, Plaintiff, v. PokerTek, Inc., Multimedia Games Holding Company, Inc., Multimedia Games, Inc., 23 Acquisition Co., James Crawford, Joe Lahti, Lyle Berman, Lou White and Arthur L. Lomax, Defendants, and an purported amended class action complaint was filed on June 6, 2014 (“Action #2”).

A third purported class action complaint on behalf of the Company’s shareholders was filed on May 16, 2014 in the General Court of Justice, Superior Court Division in and for Mecklenburg County, North Carolina, Case No. 14-CVS-9215, captioned Herald J. Stephens, individually and on behalf of all others similarly situated, as Plaintiff, v. Mark D. Roberson, James T. Crawford III, Joseph J. Lahti, Lyle A. Berman, Gehrig H. White, Arthur L. Lomax, PokerTek, Inc., Multimedia Games, Inc., Multimedia Games Holding Company, Inc. and 23 Acquisition Co., Defendants (“Action #3”).

A fourth purported class action complaint on behalf of the Company’s shareholders was filed on May 19, 2014 in the General Court of Justice, Superior Court Division in and for Mecklenburg County, North Carolina, Case No 14-CVS-9271, captioned Luis Lobo, individually and on behalf of all others similarly situated, as Plaintiff, v. PokerTek, Inc., James Crawford, Joe Lahti, Lyle Berman, Gehrig White, Lee Lomax, Mark Roberson, Multimedia Games, Inc. and 23 Acquisition Co., Defendants, and an purported amended class action complaint was filed on June 6, 2014 (“Action #4”).

A firth purported class action and shareholder derivative complaint on behalf of the Company’s shareholders was filed on June 9, 2014 in the General Court of Justice, Superior Court Division in and for Mecklenburg County, North Carolina, Case No 14-CVS-10579, captioned Arkady Sandler, individually and on behalf of all others similarly situated, as Plaintiff, v. Joseph J. Lahti, Lyle A. Berman, Gehrig H. White, Arthur L. Lomax, James T. Crawford III, Multimedia Games, Inc. and 23 Acquisition Co., Defendants and PokerTek, Inc., Nominal Defendant (“Action #5”).

Actions #1, #2, #3, #4 and #5 are collectively referred to herein as the Actions. On July 8, 2014, the Actions were consolidated into a single action under the caption of Action #5 (the “Consolidated Action”).

On July 10, 2014, a substantially similar shareholder action was filed in the United States District Court for the Western District of North Carolina, captioned Clark v. PokerTek, Inc., Case No. 3:14 cv 00380 (W.D.N.C.) (the "Federal Action" and, together with the Consolidated Action, the "Actions"), alleging breaches of fiduciary duty and aiding and abetting thereof and related violations of federal securities laws relating to the Proposed Transaction. The Company has not received service of process in the Federal Action.

The Company believes that the Actions are without merit and that the defendants committed no breach of any duty, aided or abetted any breach or violated any federal securities laws or other laws in connection with the Proposed Transaction. Further, the Company believes no further disclosure was required to supplement the Definitive Proxy Statement under any applicable rule, statute, regulation or law. However, to eliminate the burden, expense and uncertainties inherent in all such litigation, on July 13, 2014, the defendants entered into a memorandum of understanding (the "Memorandum of Understanding") regarding settlement of the Consolidated Action. The Memorandum of Understanding outlines the terms of the parties' agreement in principle to settle and release all claims which were or could have been asserted in the Consolidated Action and the Federal Action. In consideration for such settlement and release, the parties to the Consolidated Action agreed that the Company would make certain supplemental disclosures to the Definitive Proxy Statement, and those disclosures were made in a Current Report on Form 8-K dated July 13, 2014. The Memorandum of Understanding contemplates that the parties will attempt in good faith to agree promptly upon a stipulation of settlement to be submitted to the assigned Judge of the North Carolina Business Court of the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina for approval at the earliest practicable time. The stipulation will be subject to customary conditions, including confirmatory discovery and approval by the Court, which will consider the fairness, reasonableness and adequacy of the settlement. The parties have also agreed to negotiate in good faith regarding the amount of attorneys’ fees, if any, to be paid to Plaintiffs’ counsel. Any amount of agreed attorneys’ fees in the stipulation is subject to court approval, and in the event there is no agreement on attorneys’ fees or Plaintiffs’ counsel seeks an award of fees in excess of the negotiated amount then the Company has reserved the right to object to the requested award of attorneys’ fees. Under the terms of the proposed settlement, following final approval by the Court, the Consolidated Action will be dismissed with prejudice. There can be no assurance that the parties will ultimately enter into the stipulation or that the Court will approve the settlement even if the parties were to enter into the stipulation. In such event, or if the Merger is not consummated for any reason, the proposed settlement will be null and void and of no force and effect.

The settlement does not affect the amount of merger consideration to be paid to shareholders in connection with the proposed Merger.

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

On April 29, 2014, we entered into the Merger Agreement relating to the sale of PokerTek to an affiliate of Multimedia Games, Inc. The respective obligations of the parties to the Merger Agreement to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including: (i) the adoption of the Merger Agreement by our shareholders, which occurred on July 24, 2014; (ii) regulatory approvals; (iii) there not being any temporary restraining order, preliminary or permanent injunction or other judgment or order issued by any governmental authority or other law, rule, legal restraint or prohibition in effect preventing, restraining or rendering illegal the consummation of the Merger; (iv) the accuracy of the representations and warranties of the parties; (v) compliance by the parties with their respective obligations under the Merger Agreement; (v) the receipt of required consents; (vi) there not having occurred a material adverse effect with respect to PokerTek; (vii) shareholders holding no more than 5% of the shares of PokerTek’s common stock having exercised appraisal rights under North Carolina law. Failure to meet these conditions, among others, could give rise to termination rights under the Merger Agreement. In certain termination events we will be required to pay a termination fee of up to $650,000, in addition to the payment of fees and expenses we will have incurred with respect to the proposed Merger.

Further, there are incremental risks and uncertainties related to the Merger Agreement and the transactions contemplated thereunder that may affect us, many of which are outside of our control, including the following:

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;
•	the inability to complete the Merger due to the failure to satisfy conditions required for the consummation of the Merger;
•	failure or delay in consummation of the Merger for other reasons;
•	that the proposed transaction disrupts current plans and operations;
•	the effect of the announcement of the Merger on our customer relationships, operating results and business generally;
•	the diversion of our management’s attention from our ongoing business concerns;
•	the outcome of any legal proceedings that may be instituted against us and/or others relating to the Merger Agreement;
•	limitations placed on our ability to operate the business by the Merger Agreement; and
•	the amounts of the costs, fees, expenses and charges related to the Merger.

There is no assurance that the Merger will be consummated and the failure of the Merger to close would have a material adverse effect on our business operations and financial results.

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

10.6	Memorandum of Understanding entered into as of July 13, 2014 (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on July 14, 2014).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
*Filed herewith.
**This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POKERTEK, INC.

Date: August 14, 2014
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

10.6	Memorandum of Understanding entered into as of July 13, 2014 (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on July 14, 2014).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
*Filed herewith.
**This exhibit is a management contract or compensatory plan or arrangement.